Form 10QSB
period 2000-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2000-05-12
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000
[     ]     TRANSITION REPORT  PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                    Commission  file  number  0-21271

                      SANGUI  BIOTECH  INTERNATIONAL,  INC.
          (Exact  Name  of  Registrant  as  Specified  in  its  Charter)

                  COLORADO                                       84-1330732
           (State  or  other  jurisdiction  of                (I.R.S.  Employer
           incorporation  or  organization)                Identification  No.)


                      1508  BROOKHOLLOW  DRIVE,  SUITE  354
                           SANTA ANA, CALIFORNIA 92705
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (714) 429-7807

                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)

                                   ___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [  X  ]  No  [    ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title  of  each  class  of  Common  Stock          Outstanding at March 31, 2000
-----------------------------------------          -----------------------------
  Common  Stock,  no par  value                           40,514,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [    ]  No  [  X  ]

INDEX

                       SANGUI BIOTECH INTERNATIONAL, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

         Consolidated Balance Sheets at March 31, 2000 (Unaudited) and June 30, 1999

         Consolidated Statements of Income and Comprehensive Income (Unaudited) Three months ended March 31, 2000 and 1999, Nine months ended March 31, 2000 and 1999 and from inception on August 2, 1996 to March 31, 2000

         Consolidated  Statements  of  Shareholders'  Equity

         Consolidated Statements of Cash Flows (Unaudited) Nine months ended March 31, 2000 and 1999 and from inception of August 2, 1996 to March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS





                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------



                                March 31,    June 30,
                                     2000        1999
                               ----------  ----------
                               (Unaudited)

CURRENT ASSETS

Cash and cash equivalents      $6,085,557  $  305,501
Accounts receivable                70,998      99,574
Inventories                        87,633     112,036
Marketable securities             995,490   1,288,620
Prepaid assets                  1,346,922   1,703,099
                               ----------  ----------

Total Current Assets            8,586,600   3,508,830
                               ----------  ----------

PROPERTY AND EQUIPMENT - NET      451,566     407,601
                               ----------  ----------

OTHER ASSETS

Patents and licenses               50,363      66,185
Other assets                      178,443   1,174,701
                               ----------  ----------

TOTAL ASSETS                   $9,266,972  $5,157,317
                               ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------





                                                       March 31,      June 30,
                                                            2000          1999
                                                     ------------  ------------
                                                       (Unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses                $   141,626   $   102,420
Stock subscriptions                                            -        50,000
                                                     ------------  ------------

Total Current Liabilities                                141,626       152,420
                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES                             25,000        25,000
                                                     ------------  ------------

STOCKHOLDERS' EQUITY

Preferred stock: no par value; 5,000,000 shares
 authorized, 505,000 shares issued and outstanding         5,050         5,050
Common stock: no par value; 50,000,000 shares
 authorized, 40,514,363 and 31,867,878 issued
 and outstanding, respectively                        18,705,831    10,277,373
Stock subscriptions receivable                        (2,231,515)     (341,072)
Currency translation adjustment                         (107,000)      (63,068)
Deficit accumulated during the development stage      (7,272,020)   (4,898,386)
                                                     ------------  ------------

Total Stockholders' Equity                             9,100,346     4,979,897
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 9,266,972   $ 5,157,317
                                                     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
           Consolidated Statements of Income and Comprehensive Income

                                     For The                     For The                From Inception on
                                Three Months Ended           Nine Months Ended          August 2, 1996 to
                                     Narch 31,                   March 31,                   March 31,

                                2000             1999          2000       1999                2000
                                _________________________    ____________________           __________
                                (Unaudited)   (Unaudited )   (Unaudited )   (Unaudited )   (Unaudited )

SALES                           $  115,329   $     80,681   $    330,786   $    151,402     $  620,062

COST OF SALES                       68,753         54,056        206,645        102,038        393,412
                                 __________     __________     __________     __________     __________

GROSS MARGIN                        46,576         26,625        124,141         49,364        226,650
                                 __________     __________     __________     __________     __________

COST AND EXPENSES

Research and development           225,116        201,414        774,902        681,687      2,768,893
General and administrative         731,721         96,320      1,859,527        310,453      4,157,823
Depreciation                        35,507         31,513         97,507         61,561        211,882
                                  __________    __________     __________     __________     __________

Total Costs and Expenses           992,344        329,247      2,726,936      1,053,701      7,138,598
                                  __________    __________     __________     __________     __________

NET LOSS FROM OPERATIONS          (945,768)      (302,622)    (2,602,795)    (1,004,337)    (6,911,948)
                                  __________    __________     __________     __________     __________

OTHER INCOME (EXPENSE)

Interest income                     14,155          3,706         49,916         29,815        123,716
Interest expense                    (2,486)        (3,442)        (2,486)        (3,484)       (18,050)
Other income                         8,329              -        181,731         20,978        440,131
Loss on marketable securities            -       (880,138)             -       (905,869)      (905,869)
                                  __________    __________     __________     __________     __________

Total Other Income (Expense)        19,998       (879,874)       229,161       (858,560)      (360,072)
                                    ------       --------        -------       ---------      ---------

BASIC LOSS                        (925,770)    (1,182,496)    (2,373,634)    (1,862,897)    (7,272,020)


OTHER COMPREHENSIVE
 LOSS

Foreign currency adjustments       (16,523)       (79,841)       (43,932)      (106,589)      (107,000)

                                  __________      __________     __________     __________     _________
COMPREHENSIVE LOSS              $ (942,293)  $ (1,262,337)  $ (2,417,566)  $ (1,969,486)  $ (7,379,020)
                                ============  ============= ============== =============== ===============

BASIC LOSS PER SHARE            $    (0.03)  $      (0.04)  $      (0.07)  $      (0.08)
                                ____________    __________     __________     __________
WEIGHTED AVERAGE NUMBER         32,879,796     28,151,393     32,848,690   $ 24,319,421
                                ============   ===========    ===========   =============
 OF SHARES OUTSTANDING

The accompanying notes are an integral part of these consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity





                                                                                                         Deficit
                                                                                                         Accumulated
                                                                                        Other             During the
                                  Preferred Stock        Common Stock       Stock     Comprehensive      Development   Total
                                    Shares     Amount   Shares    Amount  Subscriptions Income (Loss)      Stage      Equity
                                  ----------  -------  ---------  ------- ------------- -------------   ------------  -------
Balance at inception August 2,

                                         -         -   3,400,000   98,465       -                -           -       98,465
Issuance of common stock
 for cash at $0.001 per share            -         -   1,600,000    1,600     (1,600)            -           -            -

Currency translation adjustment          -         -       -         -          -           29,457           -       29,457

Net loss for the period ended
 December 31, 1996                       -         -       -         -          -                -   (539,853)     (539,853)
                                   ---------   -------  ---------  -------  -----------  ---------  -----------  ------------

 Balance, December 31, 1996                             5,000,000 $100,065  $ (1,600)       $29,457  $(539,853)    $(411,931)
                                   =========   ======= =========== ======== ===========  =========  ===========  ============


The accompanying notes are an integral part of these consolidated financial statements.

 SANGUI BIOTECH INTERNATIONAL, INC.
                                    (A Development Stage Company)
                    Consolidated Statements of Shareholders' Equity (Continued)




                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                          Other          During the
                                Preferred Stock        Common Stock           Stock       Comprehensive   Development   Total
                                 Shares     Amount      Shares    Amount     Subscriptions Income (Loss)    Stage       Equity
                                 --------  --------- --------- ------------- ------------ -----------   -----------   --------

Balance, December 31, 1996             -           -   5,000,000  $  100,065  $  (1,600)   $  29,457    $(539,853)   $(411,931)

Stock issued for the
 acquisition of Sangui BioTech   505,000       5,050   1,800,000         900           -           -            -        5,950
  recorded at predecessor cost

Common stock issued for
note payable at $0.10 per share        -           -   6.000,000     600,000           -           -            -      600,000

Common stock issued for cash
 at $0.10 per share                    -           -   4,000,000     400,000           -           -            -      400,000

Receipt of stock
subscription receivable                -           -           -           -      1,600            -            -        1,600

Issuance of common stock
 for cash at $0.40 per share           -           -     250,000     100,000         -             -            -      100,000

Issuance of common stock
 for cash at $0.235 per share          -           -   2,744,681     645,000   (25,000)            -            -      620,000

Currency translation adjustment        -           -           -           -         -       126,924            -      126,924
Net loss for the year ended
 December 31, 1997                     -           -           -           -         -             -   (1,181,272)  (1,181,272)
                                ---------- ---------- ----------  ----------  ---------  ---------  ----------- -----------
Balance at December 31, 1997     505,000  $    5,050  19,794,681  $1,845,965  $(25,000)    $ 156,381  $(1,721,125) $   261,271
                               ==========  ========== ========== ===========  =========    =========   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  SANGUI BIOTECH INTERNATIONAL, INC.
                                    (A Development Stage Company)
                    Consolidated Statements of Shareholders' Equity (Continued)





                                                                                                          Deficit
                                                                                                          Accumulated
                                                                                           Other          During the
                                Preferred Stock        Common Stock          Stock         Comprehensive  Development    Total
                                 Shares     Amount    Shares     Amount    Subscriptions    Income (Loss) Stage          Equity
                                ---------- --------  --------- ----------- -------------  --------------  -----------  ---------

Balance, December 31, 1997          505,000 $ 5,050  19,794,681 $ 1,845,965 $  (25,000)    $  156,381     $(1,721,125)   $ 261,271

Issuance of common stock
 for cash at $.235 per share              -       -     755,320     177,500     25,000              -              -       202,500

Issuance of common stock
  for subscriptions receivable at
  $0.50 per share                         -       -   1,062,394     531,197   (531,197)             -              -             -

Issuance of common stock
  for marketable securities at
  $0.50 per share                         -       -   1,928,995     964,498          -              -              -       964,498

Issuance of common stock
  for cash at  $0.50 per share            -       -   4,600,000   2,300,000          -              -              -     2,300,000

Issuance of stock options for
services valued at $1.375 per
share                                     -       -           -      13,650          -              -              -        13,650

Exercise of stock options at
0.01 per share                            -       -      10,000         100          -              -              -           100

Accrued interest contributed
 to capital                               -       -           -      15,505          -              -              -        15,505

Receipt of stock subscriptions            -       -           -           -     63,223              -              -        63,223
                                    -------  ------  ----------  ----------  ----------    -----------   ------------  -----------
Balance Forward                     505,000  $5,050  28,151,390  $5,848,415  $(467,974)     $ 156,381    $(1,721,125)  $ 3,820,747
                                    =======  ======  ==========  ==========  ==========    ==========    ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)




                                                                                                          Deficit
                                                                                                          Accumulated
                                                                                           Other          During the
                                Preferred Stock        Common Stock          Stock         Comprehensive  Development    Total
                                 Shares     Amount    Shares     Amount    Subscriptions    Income (Loss) Stage          Equity
                                ---------- --------  --------- ----------- -------------  --------------  -----------  ---------



Balance Forward                   505,000  $ 5,050  28,151,390 $ 5,848,415  $     (467,974) $   156,381  $ (1,721,125) $3,820,747

Unrealized loss in AMDD
 investment                             -        -           -            -               -    (814,413)            -    (814,413)

Currency translation adjustment         -        -           -            -               -     (59,767)            -     (59,767)

Net loss for the year ended
 December 31, 1998                      -        -           -            -               -           -    (1,357,825) (1,357,825)
                                 ---------------  -------------  ----------  --------------  ------------- ----------- -----------

Balance at December 31, 1998      505,000    5,050 28,151,390    5,848,415        (467,974)    (717,799)   (3,078,950)  1,588,742

Issuance of common stock
 for cash at $1.15 per share            -        -    650,000      747,500               -            -             -     747,500

Issuance of common stock
 for services received                  -        -  2,600,000    3,145,000               -            -             -   3,145,000

Issuance of common stock
 for cash at $1.15 per share            -        -    466,488      536,458               -            -             -     536,458

Receipt of stock subscriptions          -        -          -            -         126,902            -             -     126,902

Recognition of loss on
 investments                            -        -          -            -               -      814,413             -     814,413


Balance Forward                   505,000  $ 5,050 31,867,878  $10,277,373  $     (341,072)   $  96,614   $(3,078,950) $6,959,015
                                 ---------------  -------------  ----------  --------------  ------------ ------------ -----------


The accompanying notes are an integral part of these consolidated financial statements.

                         SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
           Consolidated  Statements  of  Shareholders'  Equity  (Continued)



                                                                                                          Deficit
                                                                                                          Accumulated
                                                                                            Other          During the
                                 Preferred Stock        Common Stock          Stock         Comprehensive  Development    Total
                                 Shares     Amount    Shares     Amount    Subscriptions    Income (Loss) Stage          Equity
                                ---------- --------  --------- ----------- -------------  --------------  -----------  ---------



Balance Forward                  505,000  $  5,050  31,867,878  $ 10,277,373  $ (341,072)  $   96,614    $ (3,078,950) $6,959,015

Currency translation
 adjustment                            -         -           -             -           -     (159,682)              -    (159,682)

Net loss for the six months
 and year ended
 June 30, 1999                         -         -           -             -           -            -      (1,819,436) (1,819,436)
                                --------   -------  -----------  -----------   ---------   -----------   -------------  ----------

Balance at June 30, 1999         505,000     5,050  31,867,878    10,277,373    (341,072)     (63,068)     (4,898,386)  4,979,897


The accompanying notes are an integral part of these consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
           Consolidated  Statements  of  Shareholders'  Equity  (Continued)



                                                                                                          Deficit
                                                                                                          Accumulated
                                                                                            Other          During the
                                 Preferred Stock        Common Stock          Stock         Comprehensive  Development    Total
                                 Shares     Amount    Shares     Amount    Subscriptions    Income (Loss) Stage          Equity
                                ---------- --------  --------- ----------- -------------  --------------  -----------  ---------

Balance at June 30, 1999           505,000  $5,050  31,867,878  $10,277,373  $  (341,072)  $ (63,068)  $(4,898,386)  $ 4,979,897

Common stock issued for
 cash at $1.15 per share                 -       -     466,485      536,458            -           -             -       536,458

Common Stock issued for
Cash and subscriptions receivable
at $0.964 per share                      -       -   8,000,000    7,712,000   (1,976,200)          -             -     5,735,800

Common Stock issued for
Services valued at $1.00
per share                                -       -      80,000       80,000            -           -             -        80,000

Common Stock issued for the
acquisition of Felnam
valued at $1.00 per share                -       -     100,000      100,000            -           -             -       100,000

Subscriptions received                   -       -           -            -       85,757           -             -        85.757

Currency translation
 adjustment                              -       -           -            -            -     (43,932)            -       (43,932)

Net loss for the nine months
 ended March 31, 2000                    -       -           -            -            -           -    (2,373,634)   (2,373,634)
                                   -------  ------  ----------  -----------  ------------  ----------  ------------  ------------

Balance at March 31, 2000          505,000  $5,050  40,514,463  $18,705,831  $(2,231,515)  $(107,000)  $(7,272,020)  $ 9,100,346
                                   =======  ======  ==========  ===========  ============  ==========  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statement of Cash Flows (Unaudited)





                                                    For the nine    For the nine   From Inception of
                                                    months ended    months ended    August 2, 1996
                                                    March 31, 2000  March 31, 2000    through
                                                                                    March 31, 2000
                                                    ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                             $ (2,373,634)  $(1,862,897)  $(7,272,020)
Adjustments to reconcile net loss to
      cash used by operating activities
      Depreciation expense                                 97,507        51,143       211,882
      Amortization of service contract                  1,179,375       247,400     1,660,525
      Loss on sale of securities                                -       905,869       905,869

Changes in operating asset and liabilities:
        Accounts receivable                                28,576       (43,698)      (70,995)
        Inventories                                        24,403       (42,929)      (87,633)
        Prepaid assets                                    309,304       (71,720)      151,205
        Other assets                                     (120,421)      (10,812)     (199,917)
        Accounts payable and accrued expenses             (10,795)       52,355       132,136
                                                     -------------  ------------  ------------

Net cash used in operating activities                    (865,685)     (775,289)   (4,568,958)

CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of marketable securities        293,130        50,620       351,758
       Purchases of marketable securities                       -    (1,288,620)   (1,288,620)
       Grants for property and equipment                        -       185,000       185,000
       Purchases of property and equipment               (141,472)     (479,224)     (854,113)
                                                         ________    __________    __________
Net cash provided by (used in) investing activities       151,658    (1,532,224)   (1,605,975)

CASH FLOWS FROM FINANCING ACTIVITIES

       Issuance of common stock                         8,428,458     2,199,000    12,661,616
       Reverse acquisition                                      -             -         5,950
       Change of stock subscription receivable         (1,890,443)            -    (1,038,541)
       Proceeds from issuance of note payable                   -        72,801       640,000
       Currency translation adjustment                    (43,932)            -      (107,000)
                                                         _________    ___________    __________
Net cash provided by financing activities               6,494,083     2,271,801    12,162,025

The accompanying notes are an integral part of these consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) - Continued





                                               For the nine  For the nine    From Inception of
                                               months ended  months ended    August 2, 1996
                                               March 31,2000 March 31, 2000    through
                                                                              March 31, 2000
                                               __________________________________________________

Net increase in cash and cash equivalents        5,780,056   (35,712)        5,987,092
Cash and cash equivalents, Beginning of period     305,501   483,756            98,465
                                                ----------  ---------        ----------
Cash and cash equivalents, End of period         6,085,557   448,044         6,085,557
                                                ==========  =========        ==========

CASH PAID FOR:
Interest                                        $        -  $      -        $        -
Income tax                                      $        -  $      -        $        -


Schedule  1:  Noncash  Investing  and  Financing  Activities

     Common  stock  valued  at  $100,000  issued  for  acquisition
     Common  stock  valued  at $80,000 issued for professional services rendered

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements



NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Development  Stage  Activities

Sangui BioTech International, Inc. (a development stage company) (the "Company") was incorporated in Colorado on July 14, 1995. The Company is engaged in the development of immunodiagnostic tests. On May 15, 1997, the Company issued common stock for all the outstanding common stock of Sangui BioTech, Inc. ("Sangui USA"). Sangui USA is located in Santa Ana, California, and is devoted to immunodiagnostic research, development, manufacturing and distributing, marketing, and administrative functions. Sangui USA is the parent company of two wholly owned subsidiaries SanguiBioTech AG ("Sangui AG"), and GlukoMediTech, AG ("Gluko"). Sangui AG and Gluko were incorporated in Mainz, Germany on November 25, 1995 and July 15, 1996, respectively, and are engaged in the development of artificial oxygen carriers and glucose sensors in Germany.

     Consolidation

The accompanying financial statements present the historical consolidated financial statements of Sangui USA from August 2, 1996 (date of inception), through of May 15, 1997 and the consolidated financial statements of the Company and Sangui USA since that date. All significant intercompany accounts and transactions have been eliminated upon consolidation.


     Cash  and  Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Inventories

Inventories consist of immunodiagnostic products and related materials, and are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out (FIFO) method.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
              Notes to Consolidated Financial Statements -Continued


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued


     Marketable  Securities

The Company invests in various short-term debt securities with maturity dates less than one year. These securities are classified as held-to-maturity securities and are valued at amortized cost which approximates fair market value.

     Property  and  Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over expected useful lives of three to five years. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized.

     Patents

Patents and licenses are recorded at cost and are depreciated using the straight-line method over expected useful lives of 3 to 11 years.

     Revenue  Recognition

Revenues  are  recognized  when  products  are  shipped  to  the  customers.

     Research  and  Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

     Foreign  Currency  Translation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at period-end exchange rates. Translation adjustments are recorded as a separate component of stockholders' equity. Income and expense accounts are translated at weighted average exchange rates for the period.

On March 29, 2000, the Company entered into a foreign exchange contract. This contract allows the Company to manage financial exposure on fluctuations of foreign currency rates relating to cash and cash equivalents maintained by Sangui AG and Gluko.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements - Continued


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

     Grants

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses are recorded as other income when the related expenses are incurred. Grants related to the acquisition of property are recorded as a reduction of the properties' historical cost.

     Earnings  per  Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding each period. Fully diluted loss per share is not presented because any common stock equivalents are anti-dilutive in nature.

     Major  Customers  and  Concentration  of  Credit  Risk

The Company's six largest customers accounted for approximately 80% of sales for the three months and nine months ended March 31, 2000. The loss of one of these customers could have a significant negative effect on future sales.

The Company maintains its cash balances in various financial institutions in accounts that are not insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts. The Company also maintains bank accounts in Germany.

     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Unaudited  Financial  Statements

The accompanying unaudited interim financial statements include all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such adjustments are of a normal recurring nature.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. The results for the three month and nine month period ended March 31, 2000 are not necessarily indicative of the results to be obtained for the full year.


NOTE  2  -     BUSINESS  ACQUISITION

On March 30, 2000, the Company acquired all the outstanding common stock of Felnam Investments, Inc. ("Felnam"). The transaction was funded through the issuance of 100,000 shares of the Company's stock valued at $1.00 per share. The transaction was accounted for using the purchase method. The excess of the purchase price 0f $100,000 over the relative fair value of zero for the net assets of Felnam has been capitalized and is being amortized over five years. The net assets and results of operations of Felnam were not material to the Company's consolidated financial statements. Accordingly, pro forma financial information has not been disclosed. In conjunction with the transaction, the Company incurred approximately $ 180,000 of transaction costs which are charged to operations.


NOTE  3  -     PRIVATE  PLACEMENTS

On July 6, 1999, the Company sold 466,485 shares of common stock for $1.15 per share to EURO-AMERICAN GmbH. Proceeds from the offering amounted to $536,458. The co-owners of EURO-AMERICAN GmbH also serve as directors of the Company.

On March 29, 2000, the Company sold 8,000,000 shares of common stock for $0.964 per share to EURO-AMERICAN GmbH. Proceeds from the offering amounted to $5,735,800 and subscription receivable of $1,976,200. The co-owners of EURO-AMERICAN GmbH also serve as directors of the Company.


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

     Operating  Lease

The Company leases its office and laboratory facilities under three operating leases which expire through March 31, 2003.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements - Continued


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued


Future  minimum  lease  payments  under  these  leases  at  March  31, 2000 are:

2000                               $     106,390
2001                                     147,278
2002                                     145,094
2003                                     189,217
2004                                       1,782
                                           -----
Total  minimum  lease  payments    $     625,224
                                   =============

Rent expense for the three months ended March 31, 1999 and 2000 was $26,332 and $35,463 respectively. Rent expense for the nine months ended March 31, 1999 and 2000 was $88,740 and $101,882, respectively.

     Patent  Issues

The Company's lead product in its immunodiagnostic business is a blood test kit. A competitor was granted a patent in the U.S. in August 1998 for a similar competing product. The Company has reserved $25,000 for the potential costs associated with defending its product against potential patent infringement claims.

     SEC  Investigation

Certain officers and directors of the Company have been investigated by the U.S. Securities and Exchange Commission related to the timing and nature of certain common stock transactions. Although these officers and directors may be exposed to potential fines and penalties stemming from the SEC's investigation, management of the Company believes that the Company has no contingency.









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements related to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's financial resources, trends in spending on research and development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, future product development efforts, which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect our business and prospects, including but not limited to, changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, health care legislation and regulation, new development of competitive products and treatments, administrative and regulatory approval and related considerations, and other factors discussed in our filings with the Securities and Exchange Commission.


GENERAL


RESULTS  OF  OPERATIONS

Three  Months  Ended  March  31,  2000  and  1999:

Sales for the three month period ended March 31, 2000 were $115,329, compared to $80,681 for the same period in the prior year. This increase is attributed to an increase in sales of the Company's CDT test kit. One of the Company's German distributors, DPC Biermann, discontinued its sale of the Company's CDT test kit in January, 2000. Management does not believe this will have a material effect on overall sales of the Company.

Cost of sales for the three month period ended March 31, 2000 were $68,753, compared to $54,056 for the same period in the prior year. This increase is attributed to an increase in sales of the Company's CDT test kit.

Research and development expenses for the three month period ended March 31, 2000 were $225,116, compared to $201,414 for the same period in the prior year. This increase is attributed to an increase in research and development projects conducted by the German subsidiaries at Witten, Germany.

General and administrative for the three month period ended March 31, 2000 were $731,721, compared to $96,320 for the same period in the prior year. This increase is attributed to the amortization of a prepaid service contract of $393,125 and an increase in consulting fees of $180,000 related to the Company's issuance of common stock.

Loss on marketable securities for the three months ended March 31, 2000 was zero, compared to $880,138 for the same period in the prior year. The decrease is attributed to the Company's sale of securities in the prior year at a loss with no such sale in the current year.

The basic loss for the three month ended March 31, 2000 was $925,770, compared to $1,182,496 for the same period in the prior year. The decrease is a result of increased sales, increased general and administrative expenses, and the decreased loss on marketable securities described above.



Nine  Months  Ended  March  31,  2000  and  1999:

Sales for the nine month period ended March 31, 2000 were $330,786, compared to $151,402 for the same period in the prior year. This increase is attributed to an increase in sales of the Company's CDT test kit. One of the Company's German distributors, DPC Biermann, discontinued its sale of the Company's CDT test kit in January, 2000. Management does not believe this will have a material effect on overall sales of the Company.

Cost of sales for the nine month period ended March 31, 2000 were $206,645, compared to $102,038 for the same period in the prior year. This increase is attributed to an increase in sales of the Company's CDT test kit.

Research and development expenses for the nine month period ended March 31, 2000 were $774,902, compared to $681,687 for the same period in the prior year. This increase is attributed to an increase in research and development projects conducted by the German subsidiaries at Witten, Germany.

General and administrative expenses for the nine month period ended March 31, 2000 were $1,859,527, compared to $310,453 for the same period in the prior year. This increase is primarily attributed to the amortization of a prepaid service contract of $1,179,375 and an increase in consulting fees of $180,000 related to the Company's issuance of common stock.

Loss on marketable securities for the nine month ended March 31, 2000 was zero, compared to $905,869 for the same period in the prior year. The decrease is attributed to the Company's sale of securities in the prior year at a loss with no such sale in the current year.

The basic loss for the nine months ended March 31, 2000 was $2,373,634, compared to $1,862,897 for the same period in the prior year. The increase is a result of increased sales, increased general and administrative expenses, and the decreased loss on marketable securities described above.


LIQUIDITY  AND  CAPITAL  RESOURCES

During the nine months ended March 31, 2000, the Company generated cash primarily by issuance of stock and sales of its diagnostic products.

The  Company's  principal  sources  of  capital  have  been  as  follows:

(i) On July 6, 1999, the Company issued 466,485 shares of common stock for $536,458 at $1.15 per share.
(ii) On March 24, 2000, the Company issued 8,000,000 shares of common stock for $5,735,800 and subscriptions receivable of $1,926,200 at $0.964 per share.

The Company had cash and cash equivalents of $6,085,557 and $305,501 at March 31, 2000 and June 30, 1999, respectively. The increase of $5,780,056 primarily reflects the issuance of common stock, offset by the funding of operating activities.

The Company's continuing losses from operations could impact the Company's capital resources. Management believes that based on funds at March 31, 2000, operations can continue at least through December 2001.


NEW  ACCOUNTING  PRONOUNCEMENT

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, in fiscal year 2001, for which the Company is presently assessing its impact on the consolidated financial statements, if any.


YEAR  2000  COMPLIANCE

To date, the Company has not encountered any significant effects of the Year 2000 problem, either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.



ITEM  3.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk

                       PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (a)  Not  applicable

     (b)  Not  applicable

     (c) On March 24, 2000 the Company accepted subscription for 8,000,000 shares of its common stock at U.S. $ 0.964 per share by Euro-American Beteiligungsvermittlungsges. mbH, a German brokerage company. On March 30, 2000 the Company issued the 8,000,000 shares to Euro-American. On March 29, 2000, the Company received U.S. $ 5,735,800 in exchange for the issued stock. Such proceeds are used and will be used (i) to enable the Company's subsidiary GlukoMediTech AG to prove its ability to cover 60% of the projected costs of the research and development of the Company's long-term implantable glucose sensor, so that the subsidiary qualifies for reimbursement out of the grant of the German state North-Rhine-Westphalia according to the terms and conditions of the grant as notified to the subsidiary in September 1999; (ii) to partially fund the research and development of the Company's artificial oxygen carrier and other projects of the Company's subsidiary Sangui BioTech AG; (iii) to cover near-term general and administrative expenses of the Company and its subsidiaries.

     On March 29, 2000 the Company entered into an exchange agreement with the shareholders of Felnam Investment, Inc. ("Felnam") to acquire 100% of the outstanding shares of Felnam. In exchange the Company issued the aggregate amount of 100,000 shares of its common stock to the shareholders of Felnam on March 31, 2000.

     On March 31, 2000 the Company issued 80,000 shares of its common stock to Cales Investments, Inc. to compensate for services rendered in connection with the acquisition of Felnam.

     (d)  Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     None

(B)  REPORTS  ON  FROM  8-K

     The registrant filed a Form 8-K for the acquisition by the registrant of Felnam Investments, Inc. in accordance with Items 1, 2, 7 and 8 of Form 8-K. The registrant filed Consolidated Financial Statements for Sangui Biotech International, Inc. for the fiscal years ended December 31, 1998 and 1997, Consolidated Financial Statements for Sangui Biotech International, Inc. for the six months ended June 30, 1999, Consolidated Financial Statements for Sangui Biotech International, Inc. for the six months ended December 31, 1999 (unaudited) and Consolidated Pro Forma Financial Statements for Sangui Biotech International, Inc. combined with Felnam Investments, Inc. at December 31, 1999 (unaudited).

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SANGUI  BIOTECH  INTERNATIONAL,  INC.

                               By  /s/  Wolfgang  Barnikol
                                   ----------------------------------
                                        Wolfgang  Barnikol
                                        President  &  CEO


Dated:  May  11,  1999