Form 10KSB
period 2000-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2000-10-13
CIK 1104280

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.  20549
                   ---------------------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR  THE  FISCAL  YEAR  ENDED  June  30,  2000

                                   FORM  10-KSB

                                Annual  REPORT

     PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    --------------------------------------


                     Sangui  Biotech  International,  Inc.
      -------------------------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                                    Colorado
      -------------------------------------------------------------------------
                  (State  or  other  jurisdiction  of  incorporation)


   0-29233                                         84-1330732
----------------------                      ------------------------------------
(Commission  File  Number)                  (IRS  Employer  Identification  No.)


            1508  Brookhollow  Drive,  Suite  354,  Santa  Ana,  CA  92705
--------------------------------------------------------------------------------
     (Address  of  principal  executive  offices)     (Zip  Code)

                                 (714)  429-7807
                    -------------------------------------------
              Registrant's  telephone  number,  including  area  code:




Securities  to  be  registered  under  Section  12(b)  of  the  Act:

      Title  of  each  class                   Name  of  each  exchange on which
      to  be  so  registered                   each  class  is  to be registered
      -------------------                   ------------------------------
              None                                        N/A


Securities  to  be  registered  under  Section  12(g)  of  the  Act:

                          Common  Stock,  no  par  value
--------------------------------------------------------------------------------
                                (Title  of  class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.

                          Yes  [X]    No  [  ]

Check whether there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                          Yes  [X]    No  [  ]

The  issuer's  revenue  for  the  fiscal  year ended June 30, 2000 was $429,400.

The market value of the voting stock held by non-affiliates of the issuer as of October 9, 2000 was approximately $81,980,000.

The number of shares of the common stock outstanding as of October, 9, 2000 was 40,514,363.

        Documents  incorporated  by  reference:   None.


Transitional  Small  Business  Disclosure  Format  (check  one)
                  Yes  [  ]    No  [x]

FORWARD  LOOKING  STATEMENT

This Annual Report contains forward-looking statements concerning, among other things, the Company's prospects affecting our potential and our business strategies.

     These forward looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under "Risk Factors". Because these forward looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward looking statements.

PART  1

ITEM  1.  DESCRIPTION  OF  BUSINESS

HISTORY

     Sangui Biotech, Inc. ("SBT") was incorporated in Delaware on August 2, 1996 and began operations in October 1996. On or around August 9, 1997, Citadel
Investment Systems, Inc. a publicly held company ("Citadel") acquired one hundred percent (100%) of the outstanding common shares of SBT, and as a result, SBT became a wholly-owned subsidiary of Citadel. Thereafter, Citadel changed its name to Sangui Biotech International, Inc. Sangui Biotech International Inc. is referred in this report as the Company or SGBI. The Company also operates through three other subsidiaries: GlukoMediTech AG ("Gluko"), SanguiBioTech AG ("Sangui AG") and Sangui Biotech Singapore Pte Ltd. ("SBTS").

     SBT is principally engaged in the development and manufacturing of Immunodiagnostic kits, which are sold by SBT in niche markets in the United States and Europe. SBT is located in Santa Ana, California. The California laboratory facility, approximately 3,360 square feet, is devoted to Immunodiagnostic research, development, manufacturing, and marketing, as well as the Company's administrative functions.

     Sangui AG was established and organized under the laws of Germany in Mainz, Germany, on November 25, 1995. Sangui AG is in the business of developing hemoglobin based artificial oxygen carriers as blood volume substitutes and blood additive and by products thereof. The officers of Sangui AG are Prof. Wolfgang Barnikol, M.D., Ph.D., Oswald Burkhard, M.D., Ph.D. and Harald Poetzschke, M.D. The directors of Sangui AG are Axel Kutscher, Helmut Kappes, and Doris Barnikol, Ph.D.

     Gluko was established and organized under the laws of Germany in Mainz, Germany, on July 15, 1996. Gluko is in the business of developing a long term implantable glucose sensor, by-products thereof, three other sensors for use in anesthesia and sleep diagnostics and a skin-oxy-meter for determination of the oxygen supply and conductivity of the skin. The officers of Gluko are Prof. Wolfgang Barnikol, M.D., Ph.D., Oswald Burkhard, M.D., Ph.D. and Harald Poetzschke, M.D. The directors of Gluko are Axel Kutscher, Helmut Kappes, and Doris Barnikol, Ph.D.

     The facilities of Sangui AG and Gluko, about 800 square meters, are located on the premises of the Forschungs- und Entwickungszentrum of the University of Witten/Herdecke, Witten, Germany since April 1998.

     SBTS was incorporated in Singapore on May 15, 1999. The Singapore subsidiary is expected to be the Asian regional office for the Company and is expected to be engaged in the business of carrying out research and development projects as well as animal experiments in conjunction with the German subsidiaries. The Company plans to intensify its development work on biomedical sensors in the Singaporean facilities. The premises of SBTS, about 350 square meters, are located in the Science Park II, Gemini Building, Singapore.

     On March 30, 2000, the Company acquired all the outstanding common stock of Felnam Investments, Inc. ("Felnam"). The transaction was funded through the issuance of 100,000 shares of the Company's stock valued at $0 per share due to the Company treating the transaction as a recapitalization of the Company. In conjunction with the transaction, the Company incurred approximately $ 180,000 of transaction costs which were charged to operations.

    The Company has never been profitable and, through June 30, 2000, the Company's accumulated deficit exceeded $7.6 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as it expands its development efforts, testing activities and manufacturing operations. All of the Company's potential products are in development except for the immunodiagnostic test kits which are b eing sold or marketed. The Company will need to obtain substantial additional capital to fulfill its business plan.

BUSINESS  OF  THE  COMPANY

     The Company's mission is the development of novel proprietary products. Its special focus is on providing artificial extracellular oxygen carriers capable of human organ support in cases of acute and chronic lack of oxygen or blood loss due to surgery, accident, arterial occlusion, anemia or other causes. The Company seeks to develop and commercialize such artificial oxygen carriers with blood volume substitute/blood additive technologies by reproducibly synthesizing polymers of defined molecular sizes, in special formulations, with different oxygen affinities (low, normal and high) and specially designed half-lives. The products, when circulating in the blood system, are designed to meet the varying clinical needs arising from loss of blood or chronic oxygen deficiency. In chronic oxygen deficiency, a new or second generation oxygen carrier with an oncotic pressure lower than that of blood plasma is needed. SGBI believes that its technologies can meet this need. There can be no assurance that the Company will be able to obtain these technologies to meet this need.

The second important project pertains to a long term implantable glucose sensor for day and night monitoring of a patient's glucose level. The project is designed to obviate the need for persistent blood sampling and to provide required information on a continuous basis, which could minimize the harmful effects of peaks and troughs in the patient's blood sugar level. There can be no assurance that the Company will be able to complete, nor provide this implantable glucose sensor.

     The  development  of  the  above  mentioned  products  are led by Professor
Barnikol and his staff including one deputy, four postdoctoral fellows, two engineers and several technicians. Oswald Burkhard, M.D., Ph.D., a director and President of SGBI, is in charge of the necessary clinical trials for the glucose sensor and the artificial oxygen carrier.

     SGBI has also completed the development of nine in vitro diagnostics kits. Five products have been cleared by the United States Food and Drug Administration ("FDA"). The other four kits were sold overseas with Certificate of Exportability from the FDA. There can be no assurance that the Company will be able to continue the sale of these kits overseas or within the United States.

ARTIFICIAL  OXYGEN  CARRIER

     There are two products in development which are polymers of natural hemoglobins with oxygen carrying abilities similar to native hemoglobin. One is a substitute product, and the other is an additive product. The substitute product ("blood volume substitute") is designed for use to replace red cell transfusion in a range of applications, such as: (i) replacement of blood loss due to trauma and surgery; (ii) perfusate for preserving organs for transplantation; and (iii) stockpile of the product for military and other emergencies. The cost for developing this product cannot be determined accurately at this time but is expected to be substantial. The oxygen carrying blood additive ("blood additive") is defined for use in chronic oxygen deficiency like heart infarcation, stroke, peripheral perfusionary disorders or for the supply of cancer tumors (tumor oxygenation) to enhance the efficacy of radio- and chemo-therapy.

     The Company seeks to develop and commercialize proprietary artificial blood volume substitute/artificial oxygen carrier technologies by synthesizing reproducible polymers of defined molecular sizes in special formulations with different oxygen affinities (low, normal and high) and different half-lives, when in circulation, to meet the varying clinical needs arising from loss of blood. The Company also intends to develop a new or second generation oxygen carrier with an oncotic pressure lower than that of blood plasma which is needed to address a potential market in chronic oxygen deficiency. The experiments completed in the Company's laboratories demonstrated that it is possible to polymerize native mammalian hemoglobins from humans, pigs and cattle, resulting in huge soluble molecules, the so-called hyperpolymers. The Company plans to polymerize hemoglobins from pigs (porcine blood). In August 2000 the Company finalized its work on the pharmaceutical formulation of the oxygen carrier for laboratory scale.

Blood  Volume  Substitute
-------------------------

     The need for blood volume substitutes is growing because of: (i) reduced willingness of the population to give blood; and (ii) rising contamination of donors with HIV and hepatitis viruses. The worldwide market for stored blood is estimated to total about US $ 5 billion per year.

     Invasive surgery, resulting from such causes as transplantation or accidents, can result in substantial loss of blood. In such circumstances, blood volume has to be substituted to avoid shock. Blood substitution must be done with an isoncotic solution which has the same colloid-osmotic pressure as blood plasma. Such blood volume substitutes are called "plasma expanders". These expanders use macromolecules like polysaccharides or gelatin to generate the oncotic pressure.

Blood  additive
---------------

     In cases where the native blood oxygen carrier system does not deliver enough oxygen to tissues of the heart, brain, extremities, kidneys and other organs or to cancer tumors, a critical clinical situation arises requiring another oxygen carrier strategy. In these cases, the patients do not have a blood volume deficiency, but suffer from an oxygen deficiency. To compensate for this oxygen deficiency, an artificial oxygen carrier must be introduced into the circulatory system and this additive must have no influence on the oncotic pressure, i.e., it must have a negligible oncotic pressure as compared to normal, which is about 30hPa. SBTAG has polymerized various hyperpolymers in small quantities, as described above with characteristics such as sufficiently low viscosity and a negligible oncotic pressure at the desired concentration and desired hematocrit concentration. Experiments conducted in alert rats with a magnetometric method appear to demonstrate that the hyperpolymer hemoglobins irritate the reticulo-endothelial system of the liver far less than emulsions of fluorocarbon or encapsulated hemoglobins solutions.

     The management of SBTAG believes that the additive feature of the oxygen carrier under development, could potentially address a market possibly equal to or larger than that of blood volume substitutes. It has been reported that the oxygenation of solid tumors makes them more sensitive to radio and chemo therapy. Management believes that its blood additive technologies, for which there are no known competitive products, could be very attractive in the medical field. Nonetheless, there can be no assurances that such therapeutics will be well accepted in the market, if developed. Therefore, the development of an artificial oxygen carrier has become the primary focus of the management of SGBI. However, such a market projection for plasma expanders and additives, as therapeutics for oxygen deficiency disorders, cannot be ascertained, since such products are not available in the marketplace. There also cannot be assurances that such therapeutics, if developed, will be favorably accepted by the medical community.

     If oxygen carriers can be used successfully in the cancer field, this could be expected to speed the approval process for the use of blood volume substitutes based on similar technologies. However, there can be no assurances that these applications will be approved by the various government regulatory agencies, including but limited to the FDA in the United States and the similar agencies in Germany and other Western European countries.

     It should be noted that this specialized or niche application, if successfully developed, would have a market potential substantially smaller than the overall market of artificial blood volume substitute or the therapeutic market (with oxygen carrier as an additive or therapeutic agent) for more widespread oxygen deficiency disorders such as myocardial infarction and stroke.

     Small animal exchange experiments with artificial oxygen carriers prepared by the Company have demonstrated, that these carriers are very effective in oxygen transport already in small concentrations within the blood plasma (0.5 gram per decilitre), and that they show a synergistic effect with native transport systems. Also it was possible to synthesize hyperpolymeric oxygen carriers which exhibit almost no immunogenicity in mice sensitized to hemoglobin.

      Sangui AG has received a grant from the government of the German state of North-Rhine-Westphalia in an amount of more than US $ 2,000,000 which covers 40% of the estimated costs of the research and pre-clinical development of the Company's polymer hemoglobin based artificial oxygen carrier. SBTAG has received installments of $962950 from the grant to reimburse 40% of its relevant expenses in the period from April 1998 to June 30, 2000. The grant requires the Company's economical ability to cover 60% of the project costs on its own as well as the achievement of milestones.

GLUCOSE  SENSOR  AND  TECHNICAL  BETA-CELL

     Over 5% of the inhabitants of the industrialized countries suffer from diabetes. About one tenth of these patients are afflicted with diabetes mellitus Type 1, which means they are dependent for life on the parenteral application of insulin. In addition, about 10 % of the Type II diabetics also get insulin dependent during the course of their illness.

     Diabetes Type I patients suffer from the irreversible destruction of the so called beta cells of the pancreas (absolute insulin deficiency); the beta cells normally produce the hormone, insulin.

     Diabetes Type II patients suffer from a relative insulin deficiency; the insulin receptors are insensitive to the hormone.

     The central problem of the diabetic is to properly and constantly measure the blood glucose level, ideally 24 hours a day, and thereby to know how to adjust, quantitatively, the glucose level in the tissues by administering insulin, for example, in order to stabilize the blood sugar level at its normal value of 1 g/L. Only a rough adjustment may be achieved during waking hours when the patient is able to sample a drop of blood from the fingertips periodically, and to determine the level of glucose with the aid of dipsticks. Many patients have developed a sixth sense in adjusting their blood glucose level.

     Nevertheless, the permanent sampling of blood and the need to inject insulin deteriorate the quality of life. An enormous danger for the diabetic patient arises when he is asleep, i.e. one third of his life time, when he is neither able to sample the glucose level in his blood system, nor to adjust it, if necessary.

     Furthermore, as shown by measurements using a short time (only 3 days) glucose monitoring system based on the enzymatic detection of glucose, (even in patients who seem to be well adjusted) dramatic changes of the blood sugar occur during night and day.

     Infectious diseases and vegetative disorders are also reasons for uncontrollable disturbances and variations of the glucose level, even during waking hours. Those are very dangerous for the patient as it is explained below:

     A glucose level which remains too low over long periods of time results in damage to organs with high metabolism, such as the brain. Brain cells which die cannot be replaced. If a glucose level remains too high, the typical long term sequelae of Type I diabetes occur, such as peripheral circulatory deficiencies resulting in the need for amputation of extremities and detachment of the retina resulting in blindness.

     For the reasons given above, it would be of enormous advantage to constantly and automatically monitor the blood sugar level of the patient. To do so, the glucose monitor must stay at or in the patient for a long period of time making the procedure cost effective and efficacious. Problems of infection, comfort, and the risk of detachment all favor a permanently implantable sensor.

     This device should communicate via radio signals with a control panel/modem outside the body and supply the patient with the necessary information. In combination with a dosage pump for insulin (internal or external) an artificial beta-cell for insulin dependent diabetics could be realized.

     Until now, an implantable glucose sensor has been the missing link in the development of a beta cell for the automatic dispensation of insulin.

     German insurance companies have estimated the possible savings for a patient with Type I diabetes to range from between approximately $6,000 to $8,000 per annum. Based on a unit price of about $7,000, the market potential for the developed countries could amount to several billion dollars per year, if such a sensor receives favorable market acceptance.

     The following experimental results were obtained in furtherance of the Company's objective of developing an implantable glucose sensor on the basis of physical measurement systems:

* polarimetric, infrared and refraktrometric measurements of glucose concentrations in the physiological range resulted in electronic signals, sufficiently high for further processing
* glucose is responsible for at least 95% of the optical rotation of ultrafiltered blood plasma
* the concentration of glucose in ultrafiltrated tissue fluid equals that of blood
* the level of glucose in an implanted ultrafiltrating hollow fiber did not drift, in the sense of decreasing, over a period of three weeks
* the adjusting time of the glucose level in the hollow fiber is about ten minutes and is also stable over a period of three weeks

     For insulin dependent diabetics, the implantable glucose sensor is planned to be equipped with an insulin reservoir and pump which will be designed to function as an artificial endocrine pancreas. The device will be in telemetric contact with a matchbox-sized monitor, which must be placed close to the patient. It will have the following functions:

*     receive  a  signal  every  5  to  10  minutes,  and
*     show  the  glucose  level  on  a  LCD  display
*     warn  the  patient:
*     optically  and  acoustically  in  case  of  danger
*     if  there  is  no  signal  from  the  sensor

     The need for a reliable, cost-effective and continuous glucose monitor for diabetes patients is to prevent irreversible damage to the kidney and retina, and to avoid amputations of extremities. The management of the Company believes that such a sensor could be the missing link to construct an artificial pancreatic beta-cell for insulin dependent diabetics. There can be no assurance that such a sensor, if developed, will be favorably accepted by the medical community.

     Gluko presented its pre-prototype of a long-term implantable glucose sensor at the Duesseldorf MEDICA Show in November 1998. The Company demonstrated an improved pre-prototype comprised of a miniaturized optical system (which includes the light source, diodes, light detectors and an integrated sensor electronics which has not been finally miniaturized) at the Duesseldorf MEDICA Show in November 1999. In August 2000, the Company stated a further development of its concept for the long term implantable glucose sensor which offers the Company an additional possibility to also develop an "insertable" sensor for the initial clinical adjustment of diabetics. In contrast to an implanted sensor this is completely under the skin and has no connection at all through the skin to the outside, an inserted sensor is "pierced" through the skin. In contrast to the implantable sensor, the functional capacity does not depend on a complete miniaturizing of the electronic system. Gluko's engineers have advanced the construction of the sensor in such a way that in future all moveable mechanic parts can be completely dispensed. Since the final mechanically moveable sensor component - a micro pump with a relatively high energy demand - has been omitted, the sensor might become safer in operation. The change might have a positive effect on the sensor's energy supply.

     In September 1999, Gluko received a grant from the German state of North-Rhine-Westphalia in the amount of approximately $2,000,000 for the long term implantable glucose sensor. The grant will cover 40% of the budget project cost from December 1998 to November 2001. Gluko has already received installments of $279,610 from the grant to reimburse 40% of its relevant expenses in the period from December 1998 to June 30, 2000. The grant requires the Company's economical ability to cover 60% of the project costs on its own. An additional condition of the grant is that the product must be developed and produced in the German state of North-Rhine-Westfalia, if developed by 2003.

DIAGNOSTICS

     The Company's current strategy is to develop niche immunodiagnostic products with only few competitors, like the CDT test kit. The Company plans to attempt to increase the sales of its products by (1) introducing its products to additional distributors covering geographic markets, which the Company currently has no coverage, and (2) offering the products to established distributors and larger companies who have established distribution and worldwide marketing network at significant discounts. However, there can be no assurance that any of these attempts will succeed.

     SGBI has completed the research and development of certain health care products which are intended to be produced, promoted, marketed, and used world-wide. SGBI's products consist of: (i) a Carbohydrate-Deficient Transferrin test kit, which is used to detect chronic alcohol abuse; (ii) a urinary micro-albumin test, which is a diagnostic test to detect small amounts of proteinuria in diabetes mellitus; (iii) a C-Reactive Protein, which is an acute phase protein and sensitive indicator of inflammation; (iv) two different kits for the measurement of Parathyroid Hormone, which is a diagnostics adjunct to the differential diagnosis of hyper- and hypo-parathyroidism. ; (v) ACTH (Adrenocorticotropic Hormone), a niche endocrine test for adrenal cortex function; (vi) Calcitonin, another endocrine test for a rare disease; (viii) Erythropoietin (EPO), a test for certain types of anemia; and (ix) TSH (Thyroid Stimulating Hormone or Thyrotropin), a common and popular thyroid function test, but faced with over forty competitors' products on the same test.

       Currently, the Company has a total of nine niche immunodiagnostic products for distribution. All the products are based on the microplate format, except for the PTH and TSH IRMA. This microplate or microtiter platform was chosen, because microplate readers are quite common in the clinical and hospital medical laboratory setting. All the test kits, except TSH, are targeted at the niche laboratory market. Nonetheless, due to the aging or maturation of the in vitro diagnostics industry, unprecedented fierce competition coupled with healthcare cost containment has resulted in the appearance of the previous niche tests on the menu of proprietary instrumentation made by billion dollar well-capitalized companies owned by the world-class pharmaceutical companies. At present, the only product, which truly can be considered "niche" is the CDT.

     CDT (Carbohydrate Deficient Transferrin). The CDT Test has been reported as the most reliable test for identification of chronic alcohol abuse. The worldwide market potential is estimated at between US $1.5 to US $ 2 million per annum. The market potential has been reduced, due to the discontinuation of reimbursement in Germany. This test uses microplate format Turbidimetric Immunoassay with prepackaged chromatography columns. The SGBI CDT test kit, trademarked as ChronAlco I.D. in Germany, has been found to be superior to the product made by the only other manufacturer (competitor) by two leading German scientists. Over 60% of the product sales realized by the Company were derived from this product during the fiscal year ended June 30, 2000.

* Intact-PTH on the ELISA Microplate format (2nd Generation). This product has been cleared under the 510(k) regulations by the FDA in late December 1997. It has one distinct advantage over the two other ELISA microplate PTH kits on the market. It is faster and easier, with performance characteristics similar or superior to the competitors. Nonetheless, the Company has derived insignificant sales to date, despite some meaningful increases in terms of percentage increase. The management believes that the lack of significant sales is mostly likely due to the current market trend of complete turn-key (hands off or complete) automation in the laboratory business, dominated by divisions of large pharmaceutical companies.

* Intact-PTH IRMA (ImmunoRadioMetricAssay). The radioactive version will compete mainly based on price. The worldwide market potential for all the PTH kits, with over 12 competitors, is estimated at US $ 50 million per annum.

* CRP (C-Reactive Protein). Turbidimetric Immunoassay (TIA), for the differential diagnosis of viral vs. bacterial infection. Valuable to preclude overuse of antibiotic treatment in infections of viral etiology. Recently, the CRP test has been reported to have applications in predicting the outcome of stable angina patients. The worldwide market potential is estimated at US $ 7 million per annum. However, the Company has derived negligible sales since the completion of product development in early 1997. It is believed that the technology used by the Company is obsolete, suffering from analytical sensitivity. Due to the dismal probability of acquiring significant market-share, the management has decided to discontinue this product.

* Microalbumin quantitative test via TIA. Highly sensitive determination of small quantities of albumin in urine. Early detection of microalbuminuria can prevent subsequent irreversible renal impairment in patients with Diabetics Mellitus. The worldwide market potential is estimated at US $ 5 million per annum. However, the Company has derived negligible sales for the last three years (since the completion of product development on this product) due to market dominance of large companies, such as Roche/ Boehringer Mannheim and Beckman Instruments,Inc.

* ACTH (Adrenocorticotropic Hormone) ELISA. This product is the only 2nd Generation ELISA Kit in the market. This test is intended for the assessment of adrenal cortex function such as Addison Disease and the differential diagnosis of Cushing Syndrome. The estimated market potential size is US $ 5 million per annum.

* Calcitonin ELISA. This product is the only ELISA in the market. This is another calcium metabolism test. The test volume has been increasing in Europe and the US. The estimated market potential size is US $ 1 million per annum.

* Erythropoietin (EPO) ELISA. Quantitation of serum erythropoietin concentration serves as a diagnostic adjunct in determining the cause of anemia or erythrocytosis (an increase of red blood cell mass). Also, Amgen, Inc. manufacturers the drug Erythropoietin, trade-name Epogen. Hence, it is believed that there is a small market for drug monitoring as well. However, there are several competitors including at least one competitor with fully automated system.

* TSH IRMA. TSH (Thyrotropin) is a very useful, if not the most important, screening test for thyroid function assessment. However, there are at least forty kits in the market-place, so this product is not a niche product. The Company's kit is based on the ImmunoRadioMetricAssay and was originally developed specifically for sale to a small German distributor, who had overestimated its ability to sell significant quantities in Germany.

The majority of the sales and repeat orders are from Germany and the United States.

To date, the Company's efforts to sell its products to emerging markets such as the mainland China, Hong Kong and Taiwan were unsuccessful and the sales to date is very limited. At present, the Notified Bodies of the CE (European Community) has not yet completed its final regulations on in vitro diagnostic kits. The Company intends to comply with the CE Mark regulations in due course. Although the Company has had positive experience with the US FDA regulations in clearing five of its products filed under the 510 (k) process, there can be no assurance that its effort in compliance with the CE Mark will be successful.

     In the immunodiagnostic business, the Company continues to attempt to expand its sales and distribution on products already developed and continually manufactured.

OTHER  BY  PRODUCTS

     The knowledge gained during developing the glucose sensor, has resulted in the development of two by-products based on the measuring systems of the glucose sensor:

*     a high precision analytical micro system for monitoring and controlling of
     (bio)chemical processes in biotechnology, chemistry and Pharma industry and
*     a  polarimeter/spectrometer  designed  for  laboratory  work

     During his work at the University in Mainz, Germany, one area of Prof. Barnikol's research focused on respiration processes. From this research work Gluko's projects in the field of anesthesia, intensive care and sleep diagnostics derived. The product line comprises monitoring devices as:

*     a  sensor  tube
*     a  sensor  connector  for  new  borns
*     a  nose  sensor
*     a  main  stream  respiratory  oxygen  sensor

     Further  by  products  of  Gluko are:

*     an  oxygen  sensor  device  for  the  skin  (skin-oxy-meter)
*     an  equipment  for  small  animal  (rats  and  also  mice)  experiments
*     a  respiratory  microvalve
*     a  micro  respiratory  flow  sensor

* Module micro controlling and heating system for setting defined levels of temperature on basis of Peltier technique.



DEVELOPMENT  PROCESS

OXYGEN  CARRIER

     In December 1997 the Company decided that porcine hemoglobin should be used as basic material for its artificial oxygen carriers. In March 1999 the Company came to the fundamental decisions as to which hemoglobin hyperpolymer will go into preclinical investigation and that glutaraldehyde will be taken as cross linker and pyridoxalphosphate as effector. The fine adjustment of the formula of the artificial oxygen carriers - optimized for laboratory scale - was finalized in Summer 2000. This fine adjustment comprises different conditions like concentrations of glutaraldehyde and pyridoxalphoshate, incubation times, and temperature.

     In laboratory scale the manufacturing is set out as follows: First, pure porcine blood must be obtained from slaughterhouses. The blood must not be contaminated with endotoxins released by bacteria or other contaminating material. Therefore, it must be guaranteed that the pigs, of which the blood is taken, were neither ill nor had received medicine. The state of health of the pigs has to be contractually fixed with the pig breeders. In order to determine and prove the purity of the source material as well as that of intermediate and final products, an analytic department has been set up.

     After release of the hemoglobin molecules from erythrocytes, about fifteen molecules are cross-linked to a hyperpolymer molecule by a chemical reaction using glutaraldehyde as a cross-linker. This hemoglobin hyperpolymer is the artificial oxygen carrier. An advantage of the hyperpolymer structure is that it prevents the oxygen carrier from secreting via the kidneys which would have harmful effects on the patients.

     Pyridoxalphosphate is used as an effector by which the oxygen binding properties of the hemoglobin hyperpolymer molecules, for instance the functional oxygen transport capacity, are adjusted properly. During all preparation steps defined conditions have to be chosen and maintained carefully (e.g. temperature, pH of the solutions). After preparation of the oxygen carrying hyperpolymers, they are separated into a high molecular fraction and a low molecular fraction to obtain the blood additive and the blood volume substitute, respectively.

    At this point in time, the Company is developing the upscaling process for preparation of a large amount of oxygen carrier for preclinical and clinical trials. According to regulatory requirements, all drugs have to pass through preclinical and clinical trials before approval (e.g. FDA approval: Federal drug administration)and launching to the market. In preclinical trials, experiments using animal models and tissue culture models have to be carried out to evaluate the efficacy and safety of the developed drug. Phase I of the clinical trials, so called "human pharmacology" comprises the application of the drug in healthy volunteers. Phase II is called "therapeutic explanatory" and comprises trials with a small number of ill patients. Phase III is called "therapeutic confirmation" and comprises trials with a larger number of ill patients.

     Management of the Company believes that the European and FDA approval process will take several years.

LONG-TERM  IMPLANTABLE  GLUCOSE-SENSOR  AND  TECHNICAL  BETA-CELL

     The glucose sensor under development by Gluko is based on physical methods for the determination of the diabetic's glucose level. Three physical measurement systems have been developed for the glucose detection system: a polarimetric, an infrared system and a refractrometric system. These systems have to be proved to be specific for in vitro determination of glucose levels in the physiological range of 50 to 500 milligram glucose per decilitre. At present, it is not settled which one of the systems will be used in the first generation of the sensor. Gluko endeavors to install two independent measuring systems in its sensor to increase the specificity and accuracy of the glucose determination.

     The sensor will be implanted into the subcutaneous fat tissue in the stomach area near the belly button. The Company endeavors to develop a glucose sensor that might be implanted for a period of three to five years. To protect the detection system inside the measuring chamber from large compounds of the interstitial fluid, especially from proteins, and to increase the specificity of the system, a microdialysing exchange membrane will be part of the sensor. In experiments done so far the membrane materials tested revealed reproducible results over a period of about three weeks.

     At present, the development of the sensor is not finalized. At the MEDICA 1998 trade fair, Duesseldorf, Germany, a presentation of a pre-prototype of the glucose sensor demonstrated the final miniaturized optical systems of the polarimetric and the infrared detection systems developed by Gluko's engineers. The Company now pursues the further and consequent miniaturization of the sensors electronics (first step: SMD technology {surface mounted device}, second step: so called one-chip-technology), the further development of the energy supply, the telemetric system, and the micro-dialysing exchange system.

     During the day, the measuring signal will be sent telemetrically to a glucose watch which the diabetic patient will carry at his wrist. During the night, the telemetric signal will be sent to a receiver near the bed which will monitor the glucose level and warn the patient of hypoglycemia and hyperglycemia.

     The  latest  further  development in the sensor construction (spring/summer
2000) opens the additional possibility to develop also an "insertable" sensor for the initial clinical adjustment of diabetics. In contrast to an implanted sensor that is completely under the skin and has no connection at all through the skin to the outside, an inserted sensor is so to speak "pierced" through the skin, that means it has a connection to the outside. The insertable sensor of the Company is being designed to allow a continuous glucose determination over several days and will exhibit the same measuring principles and almost the identical design as the implantable sensor. In contrast to the implantable sensor, the functional capacity does not depend on a complete miniaturizing of the electronic system. The analyzing unit will be outside of the human body and connected by cable with the insertable sensor.

     The construction of the glucose sensor has been changed in such a way that, in future, all moveable mechanical parts can be completely dispensed with which might increase the safety of the sensor and might have a positive effect on the sensors' energy supply.

     The development of an appropriate implantable insulin pump and its combination with the glucose sensor to a closed loop will enable the company to produce a technical beta-cell, so that the insulin dependent patient will be automatically supplied properly with the necessary amounts of insulin.

     According to regulatory requirements, all medical devices have to pass through clinical trials before approval (e.g. FDA approval; Federal drug administration) and launching to the market. Unlike the Company's oxygen carriers that are classified under pharmaceutical products, glucose sensors being medical devices have a separate approval process. The clinical trials for the glucose sensor do not have different phases and entails doing studies immediately with diabetic patients.

     Management of the Company believes that European and FDA approval process will take several years for the implantable glucose sensor.


PATENTS  AND  PROPRIETARY  RIGHTS

     The Company has the policy of seeking patens covering its research and development and all modifications and improvements thereto. Sangui AG owns five German and US patents relating to its artificial oxygen carrier, its uses, application and certain steps of the manufacturing process. The Company has several patent applications pending in the United States, Europe and Japan. Gluko owns two German patents relating to the glucose sensor technology and six related to the by-products. Gluko has several patent applications pending in Germany, the United States, Europe and Japan related to the glucose sensor technology as well patent applications for the by-products.

     The Company cannot ensure that its patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that we will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from these proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to stop using its technology, any of which would result in a material adverse effect on the Company's results of operations.


MARKETING  AND  DISTRIBUTION

     Other than the immunodiagnostic products, the Company has not yet manufactured its products in commercial quantities.

     SGBI markets its immunodiagnostic products through a distributor in a particular country. The products are targeted at the smaller laboratories in Western Europe and the United States, who may have insufficient test volume to justify the installation of "turn-key" fully automated proprietary instrumentation by the large competitors. It also includes end users like independent clinical, hospital or physician operated laboratories.

     The Company sells its CDT kits mainly through one German distributor, selling directly to one customer in the US and one distributor covering
Switzerland and Austria. As of June 30, 2000, significant product sales in terms of its diagnostic division in the US, have been realized only on the CDT test. DPC Biermann GmbH was the Company's main distributor in Germany and succeeded in obtaining significant market-share in the German Republic. Unfortunately, due to pressure of the Company's competitor, DPC Biermann discontinued its sale of the Company's CDT test kit in January, 2000 in order to form a strategic alliance with the Company's competitor. Management does not believe this will have a material effect on overall sales of the Company. Nonetheless, management has concerns whether it can effectively penetrate additional market-share in Germany with its current German distributor, who is a much smaller company as compared to DPC Biermann.

     On the four ELISA products, although comparative increases in turnover and number of orders from various distributors have been significant, the impact on profit and loss is not yet significant. The Company has limited experience in sales and marketing of products. In general, the distributor is required to commit to a minimum sales volume in order to maintain an exclusive position in a given territory. It is not uncommon to provide a 30% to 50 % discount or even more from the product transfer price. The distributor typically uses the margin to pay for the shipping cost, its overhead, sales staff and keep the balance as profit. To date, no minimum sales volume was required, because there was no exclusive distribution agreement.

     Four customers accounted for 70% and 82% of sales for the year ended June 30, 2000 and the six-month period ended June 30,1999, respectively.

      To raise its profile, the Company regularly participates in various medical and health related product exhibitions and trade fairs, for instance the latest Medica 2000 held in Duesseldorf.

GOVERNMENT  REGULATION

     SGBI and its subsidiaries are, and will continue to be, subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which SGBI believes it and its subsidiaries are in material compliance. Any future of, and the cost of compliance with, these laws and regulations could have a material adverse effect on the business, financial condition, and results of operation of SGBI and its subsidiaries.

     Because of the nature of the operations of SGBI and its subsidiaries and the use of hazardous substances and their ongoing research and development and manufacturing activities, SGBI and its subsidiaries are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although it is believed that SGBI and its subsidiaries are in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, there can be no assurance that the business, financial conditions, and results of operations of SGBI and its subsidiaries will not be materially adversely affected by current or future environmental laws, rules, regulations and policies, or by liability occurring because of any past or future releases or discharges of materials that could be hazardous.

     Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies of the subsidiaries, and to a much less extent to SGBI, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state regulatory agencies. Additionally, to the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.


COMPETITION

IMMUNODIAGNOSTIC  KITS

TYPE  OF  IMMUNODIAGNOSTIC  KIT     MAJOR   COMPETITORS

Intact-PTH  on the ELISA Microplate format       Abbott Laboratories
                                                 Bayer
                                                 Hoffman  La-Roche
                                                 DPC
                                                 Nichols Institute Diagnostics
                                                 DSL  (Diagnostic Systems
                                                          Laboratories)
                                                 Bio  Rad
                                                 DiaSorin

Intact-PTH  IRMA                                 Nichols
                                                 IncStar
                                                 DSL

ACTH  ELISA                                      Bayers
                                                 DPC
                                                 Nichols  Institute
                                                 DSL
                                                 CIS
                                                 DiaSorin
                                                 Euro  Diagnostics

Calcitonin  ELISA                                Nichols Institute Diagnostics
                                                 DPC
                                                 Mitsubishi
                                                 DiaSorin
                                                 DSL

CDT                                              Axis  Biochemical,
                                                 ASA
                                                Hoffman-La-Roche (Distributor of
                                                    one  Version  of  Axis  kit)

Erythropoietin  ELISA                            R&D  Laboratories
                                                 Nichols  Institute
                                                 DLS
                                                 DPC

CRP                                              BMC/  Hitachi
                                                 Beckman

Microalbumin  quantitative  test  via  TIA       BMC/  Hitachi
                                                 Beckman
                                                 DPC

     The market for the products and technologies of the Company is highly competitive, and SGBI expects competition to increase. SGBI will compete with many other health care research product suppliers, most of which will be larger than SGBI.

     Some of the competitors of SGBI offer a broad range of equipment, supplies, products and technology, including many of the products and technologies contemplated to be offered by SGBI. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, the competitors of SBGI may have an advantage over SGBI with respect to products and technologies first developed by such competitors. Additionally, many of the competitors of SGBI have, and will continue to have, greater research and development, marketing, financial and other resources than SGBI and, therefore, represent and will continue to represent significant competition in the anticipated markets of SGBI. As a result of their size and the breadth of their product offerings, certain of these companies have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers for SGBI. It is anticipated that SGBI will benefit from their participation in selected markets which, as they expand, may attract the attention of the competitors of SGBI. There can be no assurance that the Company will be able to compete successfully in these markets.

     The competition in the US $ 20 billion diagnostic business is fierce, mainly dominated by the large pharmaceutical and larger established biotechnology companies such as Abbott Laboratories, Hoffman La Roche etc.

     For its CDT kits, the Company's only competitor is Axis Biochemicals, ASA, in Oslo, Norway which has entered into European and distributorship arrangements with Bio Rad Laboratories, Inc. and Roche Diagnostics, a division of Hoffman-La-Roche. Large competitors with complete automation with proprietary instrumentation have offered packaged reagent rental programs to potential customers, for which the use of instrument is not paid by the customers except for some small commitment to purchase the products. These large companies dominate essentially over 80% of the endocrine assay markets in the developed countries such as the United States, Western Europe and Japan with their proprietary fully automated instruments. SGBI can only attempt to increase the sales for its endocrine products to small laboratories through its distributors and seek to enter emerging markets in Latin America, Asia and Eastern Europe, where the need for endocrine has been traditionally minimal, due to the prevalent poverty and in some cases over-population. There can be no assurance that the Company will be able to compete successfully in these markets.

BLOOD  VOLUME  SUBSTITUTE

     In the business of blood volume substitute, there are at least six large companies that have obtained substantial capitalization either through equity funding or through acquisition by large corporations, such as Baxter International acquiring Somatogen. Other future competitors are Hemosol Inc. in Canada, Northfield, Alliance Pharmaceutical and Enzon. Nearly all these companies have already made strategic marketing alliances with large companies with established marketing and distribution channels, such as Johnson and Johnson, Eli Lilly and Company, and Pharmacia/Upjohn. Most of these companies have already proceeded Clinical Trial Phase II with the FDA. To be competitive, the Company is attempting to develop well-characterized and differentiated products in unique formulations which could capture some of the market as a new generation of oxygen carrier/additives to address the markets of artificial blood volume substitutes as well as the potential new market of therapeutics for oxygen deficiencies. There can be no assurances that the management's objectives can be achieved.

BLOOD  ADDITIVE

     In the business of blood additive, the Company is not aware of any existing or potential competitors.

GLUCOSE  SENSOR

     The Company is not aware of any glucose sensing implants available in the marketplace at this juncture. However, Johnson & Johnson has a significant market share on in vitro glucose measuring device, using a small amount of blood from finger tips. Other large companies, such as Abbott Laboratories, Inc. also have similar in vitro glucose measuring devices on the market. In the last years different approaches have been chosen by companies to reduce the pain caused by the finger pricks necessary for the determination of the blood glucose. Cygnus Inc., Redwood City, California, USA, for example, has been developing a device which collects interstitial fluid at the diabetic's wrist by use of electrical energy. Cygnus applied for FDA approval and received the instruction for further testing of the device. On devices close to an implantable glucose sensor, MiniMed Inc. of Sylmar, CA has submitted to FDA a Notification on a Continuous Glucose Sensor For Diabetes in December, 1997. MiniMed Inc. announced its intention to produce and market this product. It expects to utilize the sensor for a series of products, the first two of which will be a physician diagnostic device and an alarm product to warn people with diabetes of dangerously low glucose levels. However, the reagents for the MiniMed's sensor are stable for only a few days. By contrast to the objective of an implantable long term glucose sensor by Gluko, the MiniMed's sensor does not solve the problem in the long term.

     Gluko is aware of three other companies also developing implantable glucose sensors. Medical Research Group, LLC, MRG, a privately-held company has been developing a glucose sensor and is planning to connect this sensor with an insulin pump developed by Minimed. The sensor under development by Synthetic Blood International, Kettering, Ohio, USA is based on an enzymatic glucose determination. Animas, Corp., Frazer, Pennsylvania, USA has been developing an implantable glucose sensor based on infrared spectroscopy. There can be no assurance that the Company will be able to compete successfully in these markets.

RISK  FACTORS

     An investment in SGBI involves significant risks associated with economic, business, market and financial factors and developments which may have adverse impacts on the Company's future performance, including significant risks not normally associated with investing in equity securities of United States companies including the following:


LIMITED  OPERATING  HISTORY  OF  THE  COMPANY;  LOSSES  ARE EXPECTED TO CONTINUE

     The Company is a relatively new entity and owns all of the issued and outstanding capital stock of its subsidiaries. SGBI has limited operating histories upon which a significant evaluation of the Company's prospects can be made. The prospects of SGBI must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, commercialization, distribution, and commercialization of esoteric medical technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the efforts of SGBI will result in successful product commercialization. SGBI has been operating at a loss and expects its losses to increase as its development efforts and testing activities accelerate. It is currently unknown when profitable operations might be achieved.

DEPENDENCE  ON  KEY  PERSONNEL

     The future success of the Company will depend on the service of its key scientific personnel in its pharmaceutical, chemistry and biochemistry departments and, when appropriate, computer hardware and software engineering, electrical and mechanical engineering and management personnel and, additionally, its ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in the areas of the activities of SGBI and there can be no assurance that SGBI will be able to attract and retain personnel necessary for the development of the business of SGBI. Because of the intense competition, there can be no assurance that SGBI will be successful in adding technical personnel if needed to satisfy its staffing requirements. Failure to attract and retain key personnel could have a material adverse effect on SGBI.

     SGBI and its subsidiaries are dependent on the efforts and abilities of their senior management. The loss of various members of management could have a material adverse effect on the business and prospects of SGBI. In particular, SGBI will depend on the service of Professor Barnikol because of his expertise in the development of the oxygen carrier and glucose sensor. There can be no assurance that upon the departure of key personnel from the service of SGBI or its subsidiaries that suitable replacement personnel will be available.

FUTURE  CAPITAL  NEEDS  AND  UNCERTAINTY  OF  ADDITIONAL  FUNDING

     Although the Company's cash position is strong, substantial funds will be required to effect the Company's development plans. The Company will require additional cash for: (i) payment of increased operating expenses;
(ii) payment of development expenses; and (iii) further implementation of those business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to the Company's shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, SGBI may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require SGBI to relinquish rights to certain of the technologies or product candidates that SGBI would not otherwise relinquish. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. Moreover, if funds are not available from any sources, the Company may not be able to continue to operate.

LICENSES  AND  CONSENTS

     The utilization or other exploitation of the products and services developed by SGBI or its subsidiaries may require SGBI or its subsidiaries to obtain licenses or consents from the producers or other holders of copyrights or other similar rights relating to the products and technologies of SGBI or its subsidiaries. In the event SGBI or its subsidiaries are unable, if so required, to obtain any necessary license or consent on terms which the management of SGBI or its subsidiaries consider to be reasonable, SGBI or its subsidiaries may be required to cease developing, utilizing, or exploiting products or technologies affected by those copyrights or similar rights. In the event SGBI or its subsidiaries is challenged by the holders of such copyrights or other similar rights, there can be no assurance that SGBI or its subsidiaries will have the financial or other resources to defend any resulting legal action, which could be significant.


TECHNOLOGICAL  FACTORS

     The market for the products and technology developed by SGBI is characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Similarly, the industry is characterized by continuous development and introduction of new products and technology to replace outdated products and technology. Accordingly, the ability of SGBI to compete will be dependent upon the ability of SGBI to provide new and innovative products and technology. There can be no assurance that competitors will not develop technologies or products that render the proposed products and technology of SGBI obsolete or less marketable. SGBI will be required to adapt to technological changes in the industry and develop products and technology to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and SGBI does not have a source or commitment for any such funds and resources. Development efforts relating to the technological aspects of the various products and technologies to be developed by SGBI are not substantially completed. Accordingly, SGBI will continue to refine and improve those products and technologies. Continued refinement and improvement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems which could result in material delays in product commercialization or significantly increased costs. In addition, there can be no assurance that those products and technologies will prove to be sufficiently reliable or durable in wide spread commercial application. The products or technologies sought to be developed by SGBI will be the result of significant efforts which may result in errors that become apparent subsequent to widespread commercial utilization. In such event, SGBI would be required to modify such products or technologies and continue with additional research and development, which could delay the plans of SGBI and cause SGBI to incur additional cost.

EARLY STAGE OF PRODUCT DEVELOPMENT; LACK OF COMMERCIAL PRODUCTS; NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

   Although the Company is currently marketing immunodiagnotic kits, its primary efforts are devoted on the development of proprietary products involving artificial oxygen carriers and glucose sensors.


     The potential products of SGBI will require additional pre-clinical and clinical development, regulatory approval and additional investment prior to commercialization, either by SGBI independently or by others through collaborative arrangements. Potential products that appear to be promising at early stages of development may be ineffective or be shown to cause harmful side effects during pre-clinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture, be uneconomical to produce, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of others. There can be no assurance that any potential products will be successfully developed, prove to be safe and efficacious in clinical trials, satisfy applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or achieve commercial acceptance.

     All products and technologies under development by SGBI will require significant commitment of personnel and financial resources. Several products will require extensive evaluation and pre-marketing clearance by the FDA and comparable agencies in other countries prior to commercial sale. SGBI regularly
re-evaluates  its   product  development  efforts.  On  the  basis  of  these
re-evaluations, SGBI may abandon development efforts for particular products. No assurance can be given that any product or technology under development will result in the successful introduction of any new product. The failure to introduce new products into the market on a timely basis could have a material adverse effect on the business, financial conditions or results of operation of SGBI.

     The technologies of SGBI have not yet been tested in humans and there can be no assurance that human testing of potential products based on such technologies will be permitted by regulatory authorities or, even if human testing is permitted, that products based on such technologies will be shown to be safe or efficacious. Potential products based on the technologies of SGBI are at an early stage of testing and there can be no assurance that such products will be shown to be safe or effective.

MARKET  ACCEPTANCE

     There can be no assurance that the products and technologies of SGBI will achieve a significant degree of market acceptance, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient ( or substitute products developed) to permit SGBI to achieve or sustain market acceptance could have a material adverse effect on the business, financial condition, and results of operations of SGBI.

GOVERNMENT  REGULATION;  NO  ASSURANCE  OF  PRODUCT  APPROVAL

     The clinical testing, manufacture, promotion, and sale of biotechnology and pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies prior to the introduction of those products. Management of SGBI believes that many of the potential products of SGBI will be regulated by the FDA under current regulations of the FDA. Other federal and state statutes and regulations may govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, advertising, distribution and promotion of certain products developed by SGBI. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, suspensions of regulatory approvals, product recalls, operating restrictions, re-labeling costs, delays in sales, cessation of manufacture of products, the imposition of civil or criminal sanctions, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

     The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA and agencies in Germany, Singapore and other countries. Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of each product. Neither SGBI nor its subsidiaries can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted. Management of the Company has no experience in obtaining regulatory clearance on these types of products. The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources. Any delays or failure by SGBI or its subsidiaries to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of SGBI to earn product or royalty revenue, and its results of operations, liquidity and capital resources.

     Pre-clinical testing is generally conducted in laboratory animals to evaluate the potential safety and effectiveness of a drug. The results of these studies are submitted to the FDA, which must be approved before clinical trials can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.


     Clinical trials and the marketing and manufacturing of products are subject to the rigorous testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that SGBI will be able to obtain the necessary approvals to conduct clinical trials for the manufacturing and marketing of products, that all necessary clearances will be granted to SGBI or their licensors for future products on a timely basis, or at all, or that FDA review or other actions will not involve delays adversely affecting the marketing and sale of the products or SGBI. In addition, the testing and approval process with respect to certain new products which SGBI may seek to introduce is likely to take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that pharmaceutical products currently in development will be cleared for marketing by the FDA. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on the business, financial condition or results of operations of SGBI. Further, future government regulation could prevent or delay regulatory approval of the products of SGBI.

     There can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and effectiveness of the products of SGBI. SGBI may encounter significant delays or excessive costs in their efforts to secure necessary approvals, and regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the products of SGBI. If commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product, or even the removal of the product from the market, as well as possible civil or criminal sanctions. Failure of SGBI to obtain marketing approval for any of their products under development on a timely basis, or FDA withdrawal of marketing approval once obtained, could have a material adverse effect on the business, financial condition and results of operations of SGBI.

     Any party that manufactures therapeutic or pharmaceutical products is required to adhere to applicable standards for manufacturing practices and to engage in extensive record keeping and reporting. Any manufacturing facilities of SGBI are subject to periodic inspection by state and federal agencies, including the FDA and comparable agencies in foreign countries.

     The effect of governmental regulation may be to delay the marketing of new products for a considerable period of time, to impose costly requirements on the activities of SGBI or to provide a competitive advantage to other companies that compete with SGBI. There can be no assurance that FDA or other regulatory approval for any products developed by SGBI will be granted on a timely basis, if at all or, if granted, that compliance with regulatory standards will be maintained. Adverse clinical results by SGBI could have a negative impact on the regulatory process and timing. A delay in obtaining, or failure to obtain, regulatory approvals could preclude or adversely affect the marketing of products and the liquidity and capital resources of SGBI. The extent of potentially adverse governmental regulation that might result from future legislation or administrative action cannot be predicted.

      SGBI will be subject to regulatory authorities in Germany, Singapore, and other countries governing clinical trials and product sales. Even if FDA approval to obtained, approval of a product by the comparable regulatory authorities of other countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country. There can be no assurance that any foreign regulatory agency will approve any product submitted for review by SGBI.

     SGBI is subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with its research work. The extent and character of governmental regulation that might result from future legislation or administrative action cannot be accurately predicted.

INTENSE  COMPETITION

     Competition in the biotechnology and pharmaceutical industries is intense and is expected to increase. SGBI and its subsidiaries compete directly with the research departments of biotechnology and pharmaceutical companies, chemical companies and, possibly, joint collaborations between chemical companies and research and academic institutions. Management of SGBI is aware that other companies and businesses have developed and are in the process of developing technologies and products which may be competitive with the products and technologies developed and offered by SGBI. The biotechnology and pharmaceutical industries continue to undergo rapid change. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by SGBI or which would render the technology and products of SGBI obsolete. Many of the competitors of SGBI have substantially greater experience, financial and technical resources and production, marketing and development capabilities than SGBI. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than SGBI.

UNCERTAINTIES  ASSOCIATED  WITH  PATENTS  AND  PROPRIETARY  RIGHTS

     The success of SGBI and its subsidiaries may depend in part on their ability to obtain patents for their technologies and products, if any, resulting from the application of such technologies, to defend patents once obtained and to maintain trade secrets, both in the United States and in foreign countries. The success of SGBI will also depend upon avoiding the infringement of patents issued to competitors. There can be no assurance that SGBI will be able to obtain patent protection for products based upon the technology of SGBI. Moreover, there can be no assurance that any patents issued to SGBI or its subsidiaries will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to SGBI. Litigation, which could result in substantial cost to SGBI, may be necessary to enforce the patent and license rights of SGBI or to determine the scope and validity of its and others' proprietary rights.

     Due to the length of time and expense associated with bringing new products through development and the length of time required for the governmental approval process, the biotechnology and pharmaceutical industries have traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The enforceability of patents issued to biotechnology and pharmaceutical firms can be highly uncertain. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. In addition, there can be no assurance that patents will be issued or, if issued, any such patents will afford SGBI protection from infringing patents granted to others.

     A number of biotechnology and pharmaceutical companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to the business of Sangui and its Subsidiaries. Some of these technologies, applications or patents may conflict with the technologies of SGBI. Such conflicts could also limit the scope of the patents, if any, that SGBI or its subsidiaries may be able to obtain or result in the denial of the patent applications of SGBI.

     The lead product in SGBI's immunodiagnostic business segment pertains to a Carbohydrate-Deficient Transferrin (CDT) serum (blood) test. The Company has been selling a CDT kit in small quantities since 1997. Later, the Company successfully developed a second assay, which has been registered as a trademark in Germany as ChronAlco I.D.

     Pharmacia/Upjohn owns a patent on the isolation of CDT isoforms and announced in November 1998 that it would discontinue this product for distribution in Germany effective in 1999. A second and smaller competitor, Axis Biochemicals, ASA ("Axis"), has a U.S. patent granted and expects a German or European patent granted for a competing product. Pharmacia/Upjohn advised their customers to obtain the product from Bio Rad laboratories, which distributes one version of the Axis product on an exclusive basis.

     The Company believes that this second assay should be relatively more resistant to the current claims of the Axis patent application. The Company's German and American patent attorneys both estimate that mostly likely the Company should prevail if and when the ChronAlco I.D. is challenged by the Company's competitor. However, there can be no assurance that SGBI will not become involved in patent infringement litigation with Axis regarding the sale of SGBI's original version of the CDT test. Despite the assurances from the patent attorneys, the possibility that the Company may lose in a patent law-suit, no matter how remote, can still exist. The Company has provided $25,000 for the potential costs associated with legal fees for the exposure resulting from the relative small volume of sales of the Company's first CDT
kit.   Litigation  generally  and  patent  litigation  in  particular  is  time consuming and costly. In the event SGBI becomes involved in litigation, unless such litigation is resolved quickly, the resources of SGBI may be utilized to pay the costs and fees incurred in such litigation. Thus, the resources of SGBI to pursue research and development of the products of SGBI could be reduced by a significant amount. The Company has ceased to sell the first version of the CDT kit to minimize the legal exposure.

     Many of the competitors of SGBI have, or are affiliated with companies having, substantially greater resources than SGBI, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than SGBI. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the ability of SGBI to compete in the marketplace pending resolution of the disputed matters. Moreover, an adverse outcome could subject SGBI to significant liabilities to third parties and require SGBI to license disputed rights from third parties or cease using the technology. In the event that third parties have or obtain rights to intellectual property or technology used or needed by SGBI, there can be no assurance that any licenses would be available to SGBI or would be available on terms reasonably acceptable to SGBI.

     SGBI may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although SGBI has taken steps to protect their unpatented trade secrets and technology, in part through the use of confidentiality agreements with their employees, consultants and certain of its contractors, there can be no assurance that: (i) these agreements will not be breached; (ii) SGBI would have adequate remedies for any breach; or (iii) the proprietary trade secrets and know-how of SGBI will not otherwise become known or be independently developed or discovered by competitors.


RISK  OF  PRODUCT  LIABILITY;  POTENTIAL  UNAVAILABILITY  OF  INSURANCE

     The business of SGBI will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human pharmaceutical and therapeutic products. SGBI does not currently have product liability insurance, and there can be no assurance that SGBI will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will be adequate to cover potential product liability claims or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the business, financial condition and results of operations of SGBI. SGBI face an inherent business risk of exposure to product liability and other claims in the event that the development or use of its technology or products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that SGBI will avoid significant product liability exposure. While SGBI has taken, and will continue to take, what they believe are appropriate precautions, there can be no assurance that they will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed by SGBI. A product liability claim could have a material adverse effect on the business, financial condition and results of operations of SGBI.

UNCERTAINTIES  RELATING  TO  PRICING  AND  THIRD-PARTY  REIMBURSEMENT

     The operating results of SGBI may depend in part on the availability of adequate reimbursement for the products of SGBI from third-party payers, such as government entities, private health insurers and managed care organizations. Third-party payers are increasingly seeking to negotiate the pricing of medical services and products. In some cases, third-party payers will pay or reimburse a user or supplier of a product for only a portion of the purchase price of the product. In the case of the products of SGBI, payment or reimbursement by third-party payers of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the products of SGBI may not be of the type generally eligible for third-party reimbursement. If adequate reimbursement levels are not provided by government entities or other third-party payers for the products of SGBI, the business, financial condition and results of operations of SGBI would be materially adversely affected. A number of legislative and regulatory proposals aimed at changing the nation's health care system have been proposed in recent years. While SGBI cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the business, financial condition or results of operations of SGBI.

RISK  OF  PRODUCT  RECALL;  PRODUCT  RETURNS

Product recalls may be issued at the discretion of SGBI, the FDA or other government agencies having regulatory authority for product sales and may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that product recalls will not occur in the future. Any product recall could materially adversely affect the business, financial condition or results of operations of SGBI. There can be no assurance that future recalls or returns would not have a material adverse effect upon the business, financial condition and results of operations of SGBI.

RISKS  OF  INTERNATIONAL  SALES  AND  OPERATIONS

     SGBI's results of operations are subject to fluctuations in the value of the German Deutschmark against the U.S. Dollar due to SGBI's German subsidiaries. Although management of SGBI will monitor exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the results of operations or financial condition of SGBI. In the future, SGBI could be required to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose SGBI to greater risks in this regard.

     The products of SGBI will be subject to numerous foreign government standards and regulations that are continually being amended. Although SGBI will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that the products of SGBI will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for SGBI to redesign its products to comply with such standards or regulations. The inability of SGBI to design or redesign products to comply with foreign standards could have a material adverse effect on SGBI's business, financial condition and results of operations.

LACK  OF  COMMERCIAL  MANUFACTURING  AND  MARKETING  EXPERIENCE

     SGBI has not yet manufactured its products, other than its nine in vitro immunodiagnostic products, in commercial quantities. Its subsidiaries will be engaged in manufacturing pharmaceutical products which will be subject to much more stringent regulatory requirements, as compared to the in vitro diagnostic products. No assurance can be given that its subsidiaries, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. SGBI and its subsidiaries have no experience in the sales, marketing and distribution of products. There can be no assurance that SGBI will be able to establish sales, marketing and distribution capabilities or make arrangements with collaborators, licensees or others to perform such activities or that such efforts will be successful.

The manufacture of the products of SGBI involves a number of steps and requires compliance with stringent quality control specifications imposed by SGBI and by the FDA. Moreover, SGBI's products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, SGBI would not be able quickly to replace its manufacturing capacity if it were unable to use its manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's GMP requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity of SGBI to manufacture their products would have a material adverse effect on SGBI's business and results of operations.

     SGBI may enter into arrangements with contract manufacturing companies to expand its production capacities in order to satisfy requirements for its products, or to attempt to improve manufacturing efficiency. If SGBI chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Further, contract manufacturers must also operate in compliance with the FDA's GMP requirements; failure to do so could result in, among other things, the disruption of product supplies.

HAZARDOUS  MATERIALS  AND  ENVIRONMENTAL  MATTERS

     The research and development processes of SGBI involves the controlled storage, use and disposal of hazardous materials and radioactive compounds. SGBI is subject to federal, state and local laws and regulations governing the use, generation, manufacturing, storage, handling, and disposal of such materials and certain waste products. Although SGBI does not currently manufacture commercial quantities of its product candidates, it produces limited quantities of such products for its clinical trials and SGBI intends to manufacture commercial quantities of its products. Although SGBI believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, SGBI could be held liable for any damages that result, and any such liability could exceed the resources of SGBI. There can be no assurance that SGBI will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets of SGBI will not be materially or adversely affected by current or future environmental laws or regulations.

DEPENDENCE  ON  MAJOR  CUSTOMERS

     The Company has a relatively small customer base. Four customers accounted for 62 % of accounts receivable as of June 30, 2000. Four customers accounted for 70% and 82% of sales for the year ended June 30, 2000 and the six month period ended June 30, 1999, respectively. Although the Company is currently the supplier of certain immunodiagnostic kits to these customers, there is no assurance that the Company will continue to be the supplier or the supplier of choice. In the event that the Company loses the business from any of its major customers, this would have a significant negative impact on the Company's sales.


HUMAN  RESOURCES

As of June 30, 2000 the Company had 22 full time employees and 8 part time. Of the full time employees 19 were involved in research and development and 3 were responsible for administrative matters. The Company had consulting arrangements with 2 individuals as of that date. The Company considers its relations with its employees to be favorable.



ITEM  2.
Properties

     The Company's US laboratory facility consist of approximately 3,360 square feet. It is located in Santa Ana, California. Rent expense for the fiscal year ended June 30, 2000 was $37,376.88.

     The facilities of the German subsidiaries, approximately 800 square meter, are based in the Forschungs - und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense for the fiscal year was approximately $83,000. The Singaporean subsidiary, approximately 350 square meters, is based in the Science Park II, Gemini Building. There was no rent expense for the fiscal year for the Singapore subsidiary.


ITEM  3.
Litigation

The  Company  is  not  involved  in  any  pending  legal  proceeding.


ITEM  4.
Submission  of  matters  to  a  vote  of  security  holders

Not  applicable


PART  II

ITEM  5.  MARKET  FOR  SGBI'S  SECURITIES

     SGBI's common stock is presently traded on the OTC Bulletin Board operated by Nasdaq under the symbol SGBI.

     The following table sets forth the high and low closing prices for shares of SGBI common stock for the calendar periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                       CLOSING  PRICES
      YEAR     PERIOD                HIGH        LOW
     -----     ------                ----       ----
     2000     First  quarter         $5.00      $2.00
              Second  quarter        $3.31      $2.06

     1999     First  quarter         $4.75      $2.75
              Second  quarter        $3.06      $2.06
              Third  quarter         $4.19      $2.00
              Fourth  quarter        $3.63      $1.50

     1998     Second  quarter        $1.69      $1.31
              Third  quarter         $2.25      $1.31
              Fourth  quarter        $13.50     $1.13


     In addition to freely tradeable shares, SGBI has numerous shares of common stock outstanding which could be sold pursuant to Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including one of our affiliates, who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

     At October 9, 2000, the number of record holders of the Company's common stock was 2,041. The Company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the fiscal year ended, the Company sold unregistered shares of its Common Stock pursuant to Regulation S under the Securities Act of 1933 in the following transactions:

     On July 6, 1999, the Company sold 466,485 shares of common stock for $1.15 per share to Euro-American GmbH. Proceeds from the offering amounted to $536,458 of which, $50,000 was received during the six months ended June 30, 1999. The co-owners of Euro-American GmbH also serve as directors of the Company.

     As of March 29, 2000, the Company entered into a subscription agreement and issued 8,000,000 shares of common stock (and 80,000 shares to the finder) to Euro-American GmbH, a venture capital firm in Germany, valued at $7,712,000, of which the Company has received $7,476,999 in cash and recorded the remaining $235,001 as stock subscriptions at June 30, 2000.


ITEM  6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from these forward looking statement. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL
Twelve  Months  Ended  June  30,  2000  and  six  months  ended  June  30,1999:

RESULTS  OF  OPERATIONS

     Sales for the twelve month period ended June 30, 2000 were $429,400, compared to $178,835 for the six months ended June 30,1999. Most of this increase is attributed to an increase in sales of the Company's CDT test kit. Under pressure of the Company's competitor, DPC Biermann discontinued its sale of the Company's CDT test kit in January, 2000 in order to form a strategic alliance with the Company's competitor. Management does not believe this will have a material effect on overall sales of the Company. Nonetheless, management has concerns as to whether it can effectively penetrate additional market-share in Germany with its current German distributor, who is a much smaller company as compared to DPC Biermann.

     Cost of sales for the twelve month period ended June 30, 2000 were $282,611, compared to $117,464 for the six months ended June 30,1999. This increase is attributed to an increase in sales of the Company's CDT test kit. The gross margin of approximately 34% remains unchanged from June 30, 1999 to June 30, 2000.

     Research and development expenses for the twelve month period ended June 30, 2000 were $183,878, compared to $265,270 for the six months ended June 30, 1999. These figures have been reduced to reflect $736,070 for the twelve month period ended June 30, 2000 and $240,000 for the six month ended June 30, 1999 which expenses were provided by grants from the German state of North-Rhine/Westphalia.

     General and administrative expenses for the twelve month period ended June 30, 2000 were $2,898,958, compared to $731,200 for the six months ended June 30,1999. This increase is attributed to the amortization of a prepaid service contract of $1,572,500, an increase in consulting fees of $180,000 in relation to the acquisition of Felnam and increase in salaries, rent and other expenses for approximately $415,000 as compared to $467,500 classified as expense from the same prepaid service contract and salaries, rent and other expenses of $263.200 for the six months ended June 30,1999. Gain on marketable securities for the twelve month period ended June 30, 2000 was $80,557, compared to a loss of $880,138 for the six months ended June 30,1999.

     The basic loss for the twelve month period ended June 30, 2000 was $2,749,879, compared to $1,819,436 for the six months ended June 30,1999. The increase in basic loss is a result primarily of increase in general and administrative expenses (as noted above), depreciation, offset by other income in the current year.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2000 the Company had cash of $8,653,966 (received from the sale of stock and receipt of grants) and current liabilities of $330,206. The Company intends to intensify its development efforts during the current fiscal year ending June 30, 2001. The Company believes that its available cash will be sufficient to satisfy its requirements for this period through June 30, 2000. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities during the current year. No assurance can be given that these efforts will be successful.



ITEM  7.  FINANCIAL  STATEMENTS


CONTENTS

Independent  Auditors'  Report

Independent  Auditors'  Report

Consolidated  Balance  Sheet

Consolidated  Statements  of
 Operations  Other  and  Comprehensive  Loss

Consolidated  Statements  of
 Stockholders'  Equity

Consolidated  Statements  of
 Cash  Flows

Notes  to  the  Consolidated
 Financial  Statement

                                             SANGUI BIOTECH INTERNATIONAL, INC.

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                FOR THE YEAR ENDED JUNE 30, 2000

                                                                            WITH

                                            INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  of
  Sangui  Biotech  International,  Inc.


We have audited the accompanying consolidated balance sheet of Sangui Biotech International, Inc. (the "Company") as of June 30, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Sangui BioTech AG and GlukoMediTech, AG, wholly owned subsidiaries, which statements reflect total assets of $4,299,743 and $3,710,420 at June 30, 2000, respectively, and total revenues of $0 and $0, respectively, for the year ended June 30, 2000. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included in Sangui BioTech AG and GlukoMediTech, AG, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sangui BioTech International, Inc. at June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                        CORBIN  &  WERTZ

Irvine,  California,  U.S.A.
August  30,  2000

                         REPORT OF INDEPENDENT AUDITORS


The  Shareholders
Sangui  BioTech  International,  Inc.
Santa  Ana,  California


We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the six months ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sangui BioTech International, In. for the six months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                        Ernst  &  Young  AG.

Dusseldorf
Federal  Republic  of  Germany
March  24,  2000

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                                      CONSOLIDATED BALANCE SHEET

ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  JUNE 30, 2000

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    8,653,966
  Accounts receivable . . . . . . . . . . . . . . . . . . . .          55,718
  Grant receivable. . . . . . . . . . . . . . . . . . . . . .         176,844
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .          79,690
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .          74,322
  Other current assets. . . . . . . . . . . . . . . . . . . .         141,188
                                                               ---------------
    Total current assets. . . . . . . . . . . . . . . . . . .       9,181,728

Property and equipment, net . . . . . . . . . . . . . . . . .         417,312

Patents, net. . . . . . . . . . . . . . . . . . . . . . . . .          46,308
                                                               ---------------

                                                               $    9,645,348
                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . .  $      230,206
  Related party payable . . . . . . . . . . . . . . . . . . .         100,000
                                                               ---------------
    Total current liabilities . . . . . . . . . . . . . . . .         330,206
                                                               ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized;
    505,000 shares issued and outstanding . . . . . . . . . .           5,050
  Common stock, no par value; 50,000,000 shares authorized;
    40,514,363shares issued and outstanding . . . . . . . . .      18,525,831
  Stock subscriptions receivable. . . . . . . . . . . . . . .        (351,660)
  Prepaid consulting fees . . . . . . . . . . . . . . . . . .      (1,105,000)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .      (7,648,265)
  Accumulated other comprehensive loss. . . . . . . . . . . .        (110,814)
                                                               ---------------
    Total stockholders' equity. . . . . . . . . . . . . . . .       9,315,142
                                                               ---------------

                                                               $    9,645,348
                                                               ===============


                                            See independent auditors' report and
                    accompanying  notes  to  consolidated  financial  statements

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          AND COMPREHENSIVE LOSS




                                               FOR THE      FOR THE SIX
                                              YEAR ENDFED   MONTHS ENDED
                                              JUNE 30, 2000 JUNE 30, 1999
                                              -------------  ------------

Sales. . . . . . . . . . . . . . . . . . . .  $   429,400   $   178,835

Cost of sales. . . . . . . . . . . . . . . .      282,611       117,464
                                              ------------  ------------

Gross profit . . . . . . . . . . . . . . . .      146,789        61,371

Operating expenses:
  Research and development . . . . . . . . .      183,878       265,270
  General and administrative . . . . . . . .    2,898,958       731,200
  Depreciation and amortization. . . . . . .      151,317        55,343
                                              ------------  ------------

    Total operating expenses . . . . . . . .    3,234,153     1,051,813
                                              ------------  ------------

Loss from operations . . . . . . . . . . . .   (3,087,364)     (990,442)
                                              ------------  ------------

Other income (expense):
  Interest income. . . . . . . . . . . . . .      154,398        33,842
  Interest expense . . . . . . . . . . . . .      (15,537)            -
  Other income . . . . . . . . . . . . . . .      118,067        17,302
  Gain (loss) on marketable securities . . .       80,557      (880,138)
                                              ------------  ------------
    Total other income (expense) . . . . . .      337,485      (828,994)
                                              ------------  ------------

Net loss . . . . . . . . . . . . . . . . . .   (2,749,879)   (1,819,436)
                                              ------------  ------------

Other comprehensive (loss) income:
  Reversal of unrealized losses. . . . . . .            -       814,413
  Foreign currency adjustments . . . . . . .      (47,746)     (159,682)
                                              ------------  ------------
    Total other comprehensive (loss) income.      (47,746)      654,731
                                              ------------  ------------

Comprehensive loss . . . . . . . . . . . . .  $(2,797,625)  $(1,164,705)
                                              ============  ============

Net loss available to common stockholders'
  per common share . . . . . . . . . . . . .  $     (0.08)  $     (0.06)
                                              ============  ============

Basic and diluted weighted average common
  shares outstanding . . . . . . . . . . . .   34,476,465    29,417,956
                                              ============  ============

                                            See independent auditors' report and
                    accompanying  notes  to  consolidated  financial  statements

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Preferred Stock             Common Stock           Stock               Prepaid
                                    Shares           Amount         Shares      Amount       Subscriptions    Consulting Fees
                                    ---------------  -------------  ----------  -----------  ---------------  -----------------

Balance at January 1, 1999 . . . .          505,000  $       5,050  28,151,390  $ 5,848,415  $     (467,974)  $              -

Issuance of common stock for cash
  at $1.15 per share . . . . . . .                -              -     650,000      747,500               -                  -

Issuance of common stock for
 prepaid consulting fees valued at
  $1.21 per share. . . . . . . . .                -              -   2,600,000    3,145,000               -         (3,145,000)

Issuance of common stock for cash
  and forgiveness of notes payable
  to shareholder at $1.15 per
  share. . . . . . . . . . . . . .                -              -     466,488      536,458               -                  -

Receipt of stock subscriptions . .                -              -           -            -         126,902                  -

Recognition of permanent loss
  on marketable securities . . . .                -              -           -            -               -                  -

Amortization of prepaid consulting
  fees . . . . . . . . . . . . . .                -              -           -            -               -            467,500

Currency translation adjustment. .                -              -           -            -               -                  -

Net loss for the six months ended
  June 30, 1999. . . . . . . . . .                -              -           -            -               -                  -
                                    ---------------  -------------  ----------  -----------  ---------------  -----------------

Balance at June 30, 1999 . . . . .          505,000          5,050  31,867,878   10,277,373        (341,072)        (2,677,500)

[continued]

                                    Accumulated
                                    Other                         Total
                                    Comprehensive    Accumulated  Stockholders'
                                    Income (Loss)    Deficit       Equity
                                    ---------------  ------------  ------------

Balance at January 1, 1999 . . . .  $     (717,799)  $(3,078,950)  $ 1,588,742

Issuance of common stock for cash
  at $1.15 per share . . . . . . .               -             -       747,500

Issuance of common stock for
 prepaid consulting fees valued at
  $1.21 per share. . . . . . . . .               -             -             -

Issuance of common stock for cash
  and forgiveness of notes payable
  to shareholder at $1.15 per
  share. . . . . . . . . . . . . .               -             -       536,458

Receipt of stock subscriptions . .               -             -       126,902

Recognition of permanent loss
  on marketable securities . . . .         814,413             -       814,413

Amortization of prepaid consulting
  fees . . . . . . . . . . . . . .               -             -       467,500

Currency translation adjustment. .        (159,682)            -      (159,682)

Net loss for the six months ended
  June 30, 1999. . . . . . . . . .               -    (1,819,436)   (1,819,436)
                                    ---------------  ------------  ------------

Balance at June 30, 1999 . . . . .         (63,068)   (4,898,386)    2,302,397


Continued

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                                FOR THE YEAR ENDED JUNE 30, 2000

                                          Preferred Stock             Common Stock           Stock               Prepaid
                                     Shares           Amount         Shares      Amount       Subscriptions    Consulting Fees
                                     ---------------  -------------  ----------  -----------  ---------------  -----------------


Issuance of common stock for cash
  at $1.15 per share. . . . . . . .                -              -     466,485      536,458               -                  -

Issuance of common stock for cash
  at $0.964 per share (including
  80,000 shares issued for finders
  fees) . . . . . . . . . . . . . .                -              -   8,080,000    7,712,000        (235,001)                 -

Issuance of common stock for the
  recapitalization of Felnam
  Investments . . . . . . . . . . .                -              -     100,000            -               -                  -

Receipt of stock subscriptions. . .                -              -           -            -         224,413                  -

Amortization of prepaid consulting
  fees. . . . . . . . . . . . . . .                -              -           -            -               -          1,572,500

Currency translation adjustment . .                -              -           -            -               -                  -

Net loss. . . . . . . . . . . . . .                -              -           -            -               -                  -
                                     ---------------  -------------  ----------  -----------  ---------------  -----------------

Balance at June 30, 2000. . . . . .          505,000  $       5,050  40,514,363  $18,525,831  $     (351,660)  $     (1,105,000)
                                     ===============  =============  ==========  ===========  ===============  =================

[continued]

                                    Accumulated
                                    Other                         Total
                                    Comprehensive    Accumulated  Stockholders'
                                    Income (Loss)    Deficit       Equity
                                    ---------------  ------------  ------------


Issuance of common stock for cash
  at $1.15 per share. . . . . . . .               -             -       536,458

Issuance of common stock for cash
  at $0.964 per share (including
  80,000 shares issued for finders
  fees) . . . . . . . . . . . . . .               -             -     7,476,999

Issuance of common stock for the
  recapitalization of Felnam
  Investments . . . . . . . . . . .               -             -             -

Receipt of stock subscriptions. . .               -             -       224,413

Amortization of prepaid consulting
  fees. . . . . . . . . . . . . . .               -             -     1,572,500

Currency translation adjustment . .         (47,746)            -       (47,746)

Net loss. . . . . . . . . . . . . .               -    (2,749,879)   (2,749,879)
                                     ---------------  ------------  ------------

Balance at June 30, 2000. . . . . .  $     (110,814)  $(7,648,265)  $ 9,315,142
                                     ===============  ============  ============

                                            See independent auditors' report and
                    accompanying  notes  to  consolidated  financial  statements

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE      FOR THE SIX
                                                      YEAR ENDFED   MONTHS ENDED
                                                      JUNE 30, 2000 JUNE 30, 1999
                                                      -------------  ------------

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $(2,749,879)  $(1,819,436)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization . . . . . . . . . . .      151,317        55,343
  Amortization of prepaid consulting fee. . . . . . .    1,572,500       467,500
  (Gain) loss recorded on marketable securities . . .      (80,557)      880,138
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .       43,856       (77,801)
      Grant receivable. . . . . . . . . . . . . . . .      (79,844)      (97,000)
      Inventory . . . . . . . . . . . . . . . . . . .       32,346       (72,150)
      Prepaid expenses and other assets . . . . . . .     (112,210)       30,418
      Accounts payable and accrued expenses . . . . .      102,786        18,131
      Accrued commitments and contingencies . . . . .            -        25,000
                                                       ------------  ------------

  Net cash used in operating activities . . . . . . .   (1,119,685)     (589,857)
                                                       ------------  ------------

Cash flows from investing activities:
  Proceeds from sale of marketable securities . . . .    1,369,177        50,620
  Purchase of marketable securities . . . . . . . . .            -    (1,288,620)
  Cash grants received for property and equipment . .       81,490       185,000
  Purchase of property and equipment. . . . . . . . .     (222,641)      (79,671)
                                                       ------------  ------------

  Net cash provided by (used in) investing activities    1,228,026    (1,132,671)
                                                       ------------  ------------

Cash flows from financing activities:
  Issuance of stock for cash. . . . . . . . . . . . .    7,963,457       608,958
  Proceeds from collection of stock subscription
    receivable. . . . . . . . . . . . . . . . . . . .      224,413       176,902
  Proceeds from related party payable . . . . . . . .      100,000             -
                                                       ------------  ------------

  Net cash provided by financing activities . . . . .    8,287,870       785,860
                                                       ------------  ------------

Effect of foreign exchange rate changes on cash . . .      (47,746)     (159,682)
                                                       ------------  ------------

Continued

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                                   FOR THE YEAR    FOR THE SIX
                                                      ENDED       MONTHS ENDED
                                                  JUNE 30, 2000  JUNE 30, 1999
                                                  -------------  -------------
Net change in cash and cash equivalents. . . . .       8,348,465   (1,096,350)

Cash and cash equivalents at beginning of period         305,501    1,401,851
                                                  --------------  ------------

Cash and cash equivalents at end of period . . .  $    8,653,966  $   305,501
                                                  ==============  ============

Supplemental disclosure of cash flow information
  Cash paid during the period for interest . . .  $       15,537  $         -
                                                  ==============  ============
  Cash paid during the period for income taxes .  $            -  $         -
                                                  ==============  ============

See accompanying notes to consolidated financial statements for additional information relating to non-cash investing and financing activities during the periods ended June 30, 2000 and 1999.


                                            See independent auditors' report and
                    accompanying  notes  to  consolidated  financial  statements

                                            SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Nature  of  Business
--------------------

Sangui BioTech International, Inc. (the "Company") ("SGBI") was incorporated under the laws of the state of Colorado on July 14, 1995 to engage in any business permitted by law. The Company, pursuant to the recapitalization of Sangui BioTech, Inc. ("SBT"), is engaged in the development of immunodiagnostic tests.

Since inception, the Company has primarily been engaged in the commercial development and manufacturing of immunodiagnostic kits, which are sold by the Company in niche markets in the United States and Europe, under the name of the Company's wholly owned subsidiary Sangui BioTech, Inc. ("Sangui USA"). Sangui USA's laboratory and headquarters are located in Santa Ana, California, and this facility is devoted to immunodiagnostic research, development, manufacturing and distributing, marketing, and administrative functions for the Company. Sangui USA was incorporated in the state of Delaware on August 2, 1996. Sangui USA is the parent company to two wholly owned subsidiaries, SanguiBioTech AG and GlukoMediTech, AG. SanguiBioTech AG ("Sangui AG") and GlukoMediTech, AG ("Gluko") were incorporated in Mainz, Germany on November 25, 1995 and July 15, 1996, respectively. Sangui AG and Gluko are engaged in Germany in the development of artificial oxygen carriers and glucose implant sensors, respectively.

On May 15, 1999, Sangui BioTech PTE Ltd. ("SBTS") was incorporated in Singapore. SBTS is expected to become a regional office for SGBI and its subsidiaries and to be engaged in the business of carrying out research and development projects in conjunction with the German subsidiaries.

Termination  of  Development  Stage
-----------------------------------

As noted above, the Company was incorporated in 1995 and had been principally engaged in raising capital, obtaining financing, advertising and promoting the Company, development of its products and administrative function. Planned operations, as discussed above, have commenced in relation to the Company's business plan. Accordingly, the Company is no longer to be considered a development stage enterprise.

Consolidation
-------------

The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

------
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

Risk  and  Uncertainties
------------------------

Both the Company's small line of in vitro immunodiagnostic products, as well as the future pharmaceutical (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by its German subsidiaries, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, most of the Company's immunodiagnostic tests for use with humans have been cleared by the above regulatory agencies. There can be no assurance that the Company will maintain the regulatory approvals required to market its products elsewhere. The pharmaceutical and biosensor products, under development in Germany and Singapore (in the future), will be subject to much more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of failure in obtaining regulatory clearance as well as the timely receipt of the said clearance, if obtained.

The Company's revenues from product sales derived from its immunodiagnostic operations in the U.S. are small. However, management believes its current cash position of approximately $8,650,000 at June 30, 2000 is sufficient to fund the Company's operations and working capital requirements through June 30, 2001.

Foreign  Currency  Translation
------------------------------

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expense are translated at weighted average exchange rates for the period. During fiscal 2000 and 1999, the Company had foreign exchange transaction gains included in other income of approximately $100,000 and $17,000, respectively.

Use  of  Estimates
------------------

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

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

------
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

Concentration  of  Risk
-----------------------

Four  customers  accounted  for  62% of accounts receivable as of June 30, 2000.
Four customers accounted for 70% and 82% of sales for the year ended June 30, 2000 and the six-month period ended June 30, 1999, respectively. The loss of any of these customers in the future would significantly affect the Company's operating results.

Cash  and  Cash  Equivalents
----------------------------

The Company does not maintain its cash in bank depository accounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in these uninsured accounts. Cash and cash equivalents include time deposits with maturity of three months or less, and for which the Company has no requirements for compensating balances. The Company also maintains bank accounts in Germany.

Inventories
-----------

Inventories, which consist primarily of finished immunodiagnostic products and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

Marketable  Securities
----------------------

From time to time, the Company invests in various short-term debt and equity securities. These securities are classified as available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2000, the Company held no such investments in debt and equity securities.

Property  and  Equipment
------------------------

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Depreciation and amortization expense for the periods ended June 30, 2000 and 1999 was $131,440 and $41,594, respectively. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

------
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

Patents
-------

Patents are recorded at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to eleven years. Amortization expense for the periods ended June 30, 2000 and 1999 was $19,877 and $13,749, respectively.

Impairment  of  Long-Lived  Assets
----------------------------------

Management of the Company assesses the impairment of long-lived assets by comparing the future undiscounted cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. Based on its analysis, management of the Company believes that no impairment of long-lived assets exist as of June 30, 2000.

Revenue  Recognition
--------------------

Revenues  from  product  sales  are  recognized  at  the  time  of  shipment.

Research  and  Development
--------------------------

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Grants
------

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the properties' historical cost.

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

------
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

Income  Taxes
-------------

The Company accounts for deferred income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between income tax expense and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Accounting  for  Stock-Based  Compensation
------------------------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123 "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 7).

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

Basic  and  Diluted  Earnings  (Loss)  Per  Common  Share
---------------------------------------------------------

The Company has adopted SFAS No. 128 "Earnings Per Share." SFAS No. 128 changes the methodology of calculating earnings per common share. The adoption of SFAS No. 128 has not materially impacted the Company's financial position or results of operations.

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation (see Note 9).

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company has adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables and accrued expenses and note payable approximate their estimated fair values due to the short-term maturities of these financial statements.

Comprehensive  Income
---------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income are the changes in the cumulative foreign currency translation adjustments and unrealized gains (losses) on marketable securities recorded as components of stockholders' equity.

Segments  of  an  Enterprise  and  Related  Information
-------------------------------------------------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 10).

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

------
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

New  Accounting  Pronouncements
-------------------------------

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under Statement on Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company does not expect the adoption of EITF 00-2 to have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

Reclassifications
-----------------

Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

NOTE  2  -  BUSINESS  ACQUISITIONS
----------------------------------

On March 30, 2000, the Company acquired all the outstanding common stock of Felnam Investments, Inc. ("Felnam"). The transaction was funded through the issuance of 100,000 shares of the Company's stock valued at $0 due to the Company treating the transaction as a recapitalization of the Company. In conjunction with the transaction, the Company incurred approximately $180,000 of transaction costs, which are charged to operations. The net assets and results of operations of Felnam were not material to the Company's consolidated financial statements. Accordingly, pro forma financial information has not been disclosed.

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment  at  June  30,  2000  consists  of  the  following:

  Leasehold improvements . . . . . . . . . . . .  $ 139,268
  Technical and laboratory equipment . . . . . .    755,435
  Office equipment . . . . . . . . . . . . . . .     31,170
  Company car. . . . . . . . . . . . . . . . . .      8,266
                                                  ----------
                                                    934,139

  Less accumulated depreciation and amortization   (516,827)
                                                  ----------

                                                  $ 417,312
                                                  ==========

NOTE  4  -  PATENTS
-------------------

Patents  as  of  June  30,  2000  consist  of  the  following:




  Patents . . . . . . . . . . .  $ 79,934

  Less accumulated amortization   (33,626)
                                 ---------

                                 $ 46,308
                                 =========

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  5  -  MARKETABLE  SECURITIES
----------------------------------

On September 15, 1998, the Company entered into a stock purchase agreement with Euro-American GmbH, a principal stockholder of the Company. As part of the agreement, the Company accepted 9,644,986 freely trading shares of another public company as payment for 1,928,995 shares of the Company's common stock. The shares were valued at $0.50 per share of the Company's stock or $964,498. This value approximated the trading price of the stock received. The co-owner of Euro-American GmbH, who is a director of the Company, was also a director of the other public company.

As of December 31, 1998, the shares were classified as securities available-for-sale and were valued at the market price. The $814,413 unrealized loss on the shares was classified as a separate component of equity at December 31, 1998.

During the six months ended June 30, 1999, the Company began to actively sell these shares. As a result of the decline of shares' value, which was viewed by the management of the Company as other than temporary, the shares were written down to $0 and the unrealized loss of $814,413 was reclassified from unrealized loss and charged directly to the statement of operations.

During fiscal 2000, the Company sold its remaining shares for $80,557 which is included in gain on sale of securities in the accompanying statement of operations.

NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

Operating  Lease
----------------

The Company leases its office and laboratory facilities in the United States, Germany and Singapore under three operating leases which expire through December 2003, respectively.

Future  minimum  lease  payments  under  this  lease  at  June  30,  2000  are:

Years Ending
June 30,
-------------

2001. . . .      .  $206,000
2002. . . . .        206,000
2003. . . . .        180,000
2004. . . . .         45,000
                    --------

                     637,000
                =============

Rent expense for the year ended June 30, 2000 and for the six months ended June 30, 1999 was approximately $120,000 and $61,000, respectively.

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
-------------------------------------------------------

Patent  Issues
--------------

The Company's lead product in its immunodiagnostic business is a blood test kit. A competitor was granted a patent in the U.S. in August 1998 for a similar competing product. The Company has accrued $25,000 for the potential costs associated with defending its product against potential patent infringement claims.

Grants
------

In November 1998, the German state of North-Rhine-Westphalia granted the Company's subsidiary, Sangui AG, German Marks (DM) 3,574,575 for the research and development of the Company's artificial oxygen carrier. The grant covers the period from April 1998 to March 2001. The grant covers 40% of eligible research and development costs and capital expenditures and is subject to the Company's ability to cover the remaining 60% of the costs. An additional condition of the grant is that the product must be developed and produced in the German state of North-Rhine-Westphalia, if developed by 2003.

On September 8, 1999, the German state of North-Rhine-Westphalia granted the Company's subsidiary, Gluko, DM 4,340,764 for the research and development of the Company's long-term implantable glucose sensor. The grant covers the period from December 1998 to November 2001, including retroactive months. This grant includes the same terms as the Sangui AG grant.

Based on research and development expenditures and capital expenditures through June 30, 2000 and 1999, the Company had qualified for $817,560 and $425,000, of the grants, respectively. Approximately $736,070 and $240,000 related to research and development expenditures while the remaining related to capital expenditures, respectively. The $736,070 and $240,000 related to research and development expenditures has been recorded as a reduction of research and development expenses, while the $81,490 and $185,000 related to capital expenditures was recorded as a reduction to the historical costs of property and equipment, respectively. Through June 30, 2000, $1,065,716 of the grants amount has been received. The remaining amount of $176,844 has been booked as grant receivable at June 30, 2000.

SEC  Inquiry
------------

During the six months ended June 30, 1999, the Company and certain directors and former officers received an inquiry from the U.S. Securities and Exchange Commission ("SEC") related to the timing and nature of certain transactions by these individuals in the Company's common stock. The Company is unaware of whether the inquiry is continuing. Although these individuals may be exposed to potential fines and penalties stemming from the SEC's inquiry, management of the Company believes that any potential exposure to the Company is minimal.

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  7  -  STOCKHOLDERS'  EQUITY
---------------------------------

Common  Stock
-------------

The Company is authorized to issue 50,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

On September 15, 1998, the Company entered into an exchange agreement with Euro-American GmbH to sell 1,062,394 shares of its common stock at $0.50 per share, or $531,197. Payment was in the form of a promissory note bearing interest at 9% with monthly payments of $24,267, maturing September 1, 2000. Principal payments of $224,413 and $126,902 were received on the note during the year ended June 30, 2000 and the six months ended June 30, 1999, respectively. As of June 30, 2000, the remaining unpaid principal balance was $116,659.

Through December 31, 1998, the Company received $675,000 from Euro-American GmbH which were recorded as non-interest bearing notes payable. During the six months ended June 30, 1999, the Company issued 650,000 and 466,488 shares of common stock to Euro-American GmbH in exchange for the forgiveness of these notes and $608,958 of cash.

In April 1999, the Company issued 2,600,000 shares of its common stock to a consultant in exchange for a public relations/promotions contract covering the period January 1999 to December 2002, as amended in August 2000. The fair value of the services received is estimated to be $3,145,000 and is based on the original proposal that the promotions company submitted to the Company when negotiating the contract. Accordingly, the common stock was valued at $3,145,000 with a corresponding prepaid asset recorded for the value of the services to be received under the contract. The $3,145,000 is being amortized on the straight-line basis over the contract period. For the periods ended June 30, 2000 and 1999, the Company had recognized $1,572,500 and $467,500 of expense leaving a prepaid asset of $1,105,000 which the Company has offset against stockholders' equity in the accompanying financial statements at June 30, 2000.

During the fiscal year ended June 30, 2000, the Company issued 466,485 shares of common stock to Euro-American GmbH for $536,458, of which, $50,000 was received during the six months ended June 30, 1999.

During the fiscal year ended June 30, 2000, the Company entered into a subscription agreement and issued 8,000,000 shares of common stock (and 80,000 shares to the finder) to Euro-America GmbH, a venture capital firm in Germany, valued at $7,712,000, of which the Company has received $7,476,999 in cash and recorded the remaining $235,001 as stock subscriptions at June 30, 2000.

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  7  -  STOCKHOLDERS'  EQUITY,  CONTINUED
---------------------------------------------

Preferred  Stock
----------------

The Company is authorized to issue 5,000,000 shares of non-voting no par value preferred stock. The Board of Directors is empowered to issue liquidation privileges, dividend, conversion or other rights. No such rights or privileges have been granted. 505,000 shares have been issued and outstanding as of June 30, 2000.

Stock  Options
--------------

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements.

In November 1999, pursuant to an agreement with its chairman, the Company issued the chairman options to purchase 3,000,000 shares of common stock at an exercise price of $0.01 valued at $10,845,000 (under APB 25), which will be recognized as compensation expense at the time they become exercisable. The options can be exercised at the time the Company completes the development of the artificial oxygen carrier or the implantable sensor and receives regulatory approval from either Germany, the United States or Singapore. The options are exercisable through June 2009.

 Option  activity  for  the  years  indicated  below  is  as  follows:

                                                          Weighted
                                                           Average
                                                  Options    Price
-----------------------------------------------  ----------  -----

Outstanding,  January 1, 1999 and June 30, 1999           -      -
  Granted . . . . . . . . . . . . . . . . . . .   3,000,000  $0.01
  Exercised . . . . . . . . . . . . . . . . . .           -      -
  Cancelled/forfeited . . . . . . . . . . . . .           -      -
                                                 ----------  -----

Outstanding, June 30, 2000. . . . . . . . . . .   3,000,000  $0.01
                                                 ==========  =====

Exercisable, June 30, 2000. . . . . . . . . . .           -
                                                 ==========

Weighted average fair value of options granted.         $     3.62
                                                        ==========

                                             SANGUI BIO TECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  7  -  STOCKHOLDERS'  EQUITY,  CONTINUED
---------------------------------------------

3,000,000 of the options outstanding at June 30, 2000 have an exercise price of $0.01 per share and a weighted average remaining contractual life of 9 years; none of these options are exercisable at June 30, 2000.

SFAS  123  Pro  Forma  Information
----------------------------------

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee's stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the year ended June 30, 2000: risk free interest rate of 6.0%; expected dividend yield of 0% for each year; expected lives of the options of three years; and volatility factor of the expected market price of the Company's common stock of 62.5%.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net loss had compensation cost for the Company's stock option issuances been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 is as follows:

                                                        JUNE 30,
                                                           2000
  Net loss:
    As reported. . . . . . . . . . . . . . . . . .  $(2,754,865)
    Additional compensation expense under SFAS 123            -
                                                    ------------
    Pro forma net loss . . . . . . . . . . . . . .  $(2,754,865)
                                                    ============

  Loss per share:
    As reported. . . . . . . . . . . . . . . . . .  $     (0.08)
                                                    ============
    Pro forma. . . . . . . . . . . . . . . . . . .  $     (0.08)
                                                    ============

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  8  -  INCOME  TAX  PROVISION
----------------------------------

Income tax expense for the year ended June 30, 2000 and for the six months ended June 30, 1999 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss from continuing operations before provision for income taxes as a result of the following:

                                                         2000        1999
                                                    ----------  ----------

Income tax benefit at U.S. federal statutory rates  $(881,557)  $(618,608)

Net operating losses not benefited . . . . . . . .    883,157     618,608
State and local income taxes, net of federal
  income tax effect. . . . . . . . . . . . . . . .     (1,600)          -
                                                    ----------  ----------

                                                    $       -   $       -
                                                    ==========  ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2000 are presented below:

Deferred tax assets:

Net operating loss carryforward          $2,100,000
                                         ----------
Loss valuation                           (2,100,000)
                                         ----------
   Net deferred tax asset                $        -
                                         ==========

As of June 30, 2000, the Company had net operating loss carryforwards of approximately $4,500,000, $1,300,000 and $2,200,000 available to offset future taxable Federal, foreign and state income, respectively. The federal and state carryforward amounts expire in varying amounts between 2001 and 2011. The foreign net operating loss carryforwards do not have an expiration period.

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

------
NOTE  9  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE
---------------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                                          2000          1999
                                                   ------------  ------------

Numerator for basic and diluted loss earnings per
  common share - net loss . . . . . . . . . . . .  $(2,754,865)  $(1,819,436)
                                                   ============  ============

Denominator for basic and diluted earnings per
  common stock - weighted average shares. . . . .   34,476,465    29,417,956
                                                   ============  ============

Basic and diluted loss per common stock . . . . .  $     (0.08)  $     (0.06)
                                                   ============  ============

NOTE  10  -  BUSINESS  SEGMENTS
-------------------------------

The Company reports its business segments based on geographic regions which are as follows for the period ended June 30:




                              2000        1999
                        ----------  ----------

  Net sales:
    Sangui USA . . . .  $  429,400  $  178,835
    Sangui BioTech AG            -           -
    GlukoMediTech, AG.           -           -
                        ----------  ----------

                        $  429,400  $  178,835
                        ==========  ==========

  Net loss:
    Sangui USA . . . .  $2,027,120  $1,494,810
    Sangui BioTech AG      548,587     187,335
    GlukoMediTech, AG.     156,460     137,291
    SBTS . . . . . . .      17,712           -
                        ----------  ----------

                        $2,749,879  $1,819,436
                        ==========  ==========

                                              SANGUI BIOTECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  10  -  BUSINESS  SEGMENTS,  CONTINUED
-------------------------------------------




                                        2000     1999
                                  ----------  -------

  Depreciation and amortization:
    Sangui USA . . . . . . . . .  $   42,264  $ 1,101
    Sangui BioTech  AG . . . . .      91,242   45,563
    GlukoMediTech, AG. . . . . .      17,811    8,679
                                  ----------  -------

                                  $  151,317  $55,343
                                  ==========  =======

  Identifiable assets:
    Sangui USA . . . . . . . . .  $1,606,665
    Sangui BioTech  AG . . . . .   4,299,743
    GlukoMediTech, AG. . . . . .   3,710,420
    SBTS . . . . . . . . . . . .      28,520
                                  ----------

                                  $9,645,348
                                  ==========

NOTE  11  -  RELATED  PARTY  TRANSACTIONS
-----------------------------------------

As described in Note 5, the Company entered into a transaction with Euro-American GmbH, a principal stockholder whose co-owner is a director of the Company. In this transaction, the Company received shares of another public company (one of whose directors is a director of the Company and a co-owner of Euro-American GmbH) in exchange for shares of the Company's common stock. The Company valued the stock at $964,498. The Company recognized cumulative losses of approximately $825,000 on the disposition of this stock.

As described in Note 7, the Company entered into other transactions with Euro-American GmbH. In these transactions, the Company has sold 1,116,488 and 8,000,000 shares of its common stock to Euro-American GmbH for $608,958 and $7,476,999, in 1999 and 2000, respectively.

During fiscal 2000, the Company borrowed $100,000 from Euro-American GmbH for working capital purposes. The borrowings are non-interest bearing and are due on demand. The borrowings were repaid in full subsequent to June 30, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AN ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 10, 2000 the Board of Directors of the Company approved the engagement of Corbin and Wertz as its independent auditors for the fiscal year ended June 30, 2000 to replace Ernst & Young Deutsche Allgemeine Treuhand AG Wirtschaftspruefungsgesellschadt ("Ernst & Young") who declined to stand for reelection.

     The report of Ernst & Young on the Company's financial statements for the six months ended June 30, 1999 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audit of the Company's financial statements for the six months ended June 30, 1999, and in the subsequent interim period preceding the date Ernst & Young declined to stand for reelection, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report.

     Prior to the Company's engagement of Corbin & Wertz the Company did not consult Corbin & Wertz regarding (i) either the application of accounting principles to a special transaction or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement or was a reportable event.


PART  III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS


     The following table sets forth the names and ages of the current directors and executive officers of SGBI, their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     The  directors  are  as  follows:



NAME . . . . . . . . . . .  AGE                 ADDRESS             RESIDENCE          CURRENT POSITION

Prof. Wolfgang Barnikol     65            Arndtsr 8, D-58453        Germany          Chairman, Senior Vice
M.D., Ph. D.                              Witten, Germany                            President, Executive Director

Axel J. Kutscher            48            Deutschherrnufer 41,       Germany         Executive Director
                                          D-60554 Frankfurt
                                          Germany

Helmut Kappes               42            Franz- Liszt- Str. 32a     Germany         Non-Executive Director
                                          D-46282 Dorsten
                                          Germany

Oswald Burkhard             49            Martinsgasse 1, D-67547    Germany         Non-Executive Director
M.D., Ph.D.                               Worms, Germany


     None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of the Company.

     The day-to-day operations of SGBI are entrusted to the Executive Directors of the Company who are assisted by a management team of key executive officers ("Executive Officers"). The particulars of the Executive Officers are set out below:




NAME . . . . . . . . . . .  AGE                 ADDRESS             RESIDENCE          CURRENT POSITION

Prof. Wolfgang Barnikol.    65            Arndtsr 8, D-58453        Germany          President and Chief
M.D., Ph. D.                              Witten, Germany                            Executive Officer

Oswald Burkhard             49            Martinsgasse 1, D-67547    Germany         Vice President
M.D., Ph.D.                               Worms, Germany

Ohnishi, Patrick            47            2 Cambridge Irvine         US              Secretary
                                          CA 92620

Borchert, Seiglinde         42            Bahnhofstr 12, D-58452     Germany         Chief Operating Officer
Ph.D.                                     Witten, Germany


     The business and working experience of the Directors and key Executive Officers of the Company are set out below:


PROF. WOLFGANG K. R. BARNIKOL, M.D., Ph.D., Chairman, Vice President and Executive Director of the Company, has studied chemistry, physics and medicine at the Universities of Munster, Aachen and Mainz, Germany. In 1961, he received a Diploma in chemistry from University of Mainz, Mainz, Germany. In 1964, he obtained the doctorate in physical chemistry (Dr. rer. nat.) and in 1973 the doctorate in medicine (Dr. med.) both from the University of Mainz, Mainz, Germany. In that same year, he also was appointed professor in medical physiology at University of Mainz, Mainz Germany. In 1996, Dr. Barnikol was awarded a specialist in medical physiology by the medical association of Rheinland-Pfalz Germany. His research interest in physical chemistry focused on the polymerization of styrene and the determination of molecular weights of polymers with the electron microscope. Dr. Barnikol's research areas in medicine are: (i) respiration; and (ii) blood and circulation. In the field of respiration, he works on the functional analysis of the bronchial system and gas exchange. Moreover, he is engaged in the development of respiratory and skin oxygen sensors. In the field of blood and circulation, he works on the development of artificial oxygen carriers for medical use, which are based on polymerised soluble hemoglobins. As a third sphere of work, Dr. Barnikol is engaged in the development of an implantable glucose sensor for patients with diabetes Type I. Dr. Barnikol has published more than 100 scientific articles, a text book in physiology and a review on the situation of German universities.


     OSWALD BURKHARD, M.D., PH.D., Vice President and Non-Executive Director of the Company, has more than 16 years of clinical experience in the diagnosis and treatment of hematological and oncological diseases. Since 1989, Dr. Burkhard has operated his own facilities in Worms, Germany, which specialize in hematology and oncology. His practice offers patients all diagnostic and therapeutic possibilities, necessary for internal oncology. From 1982 to 1989, Mr. Burkhard was trained in hematology and oncology at the University School of Medicine at Mainz, Mainz, Germany. During this time, he cared almost daily for patients with hematological or oncological problems. Additionally, he was trained in transfusion medicine. He became a specialist in internal medicine and hematology. He has significant experience in clinical trials. From 1975 to 1989, he worked at the Institute for Physiology at the University of Mainz, Mainz, Germany where he was involved in the physical chemistry of hemoglobin solutions and the measurement of oxygen by fluorescence quenching. In 1988, he obtained the Doctorate in Medicine from University of Mainz, Mainz, Germany. Dr. Burkhard received several patents for his scientific work. In 1989, he obtained the Tancre award of the University of Mainz, Mainz, Germany. Dr. Burkhard has studied chemistry, physics and medicine at the University of Mainz, Mainz, Germany. He received a diploma in Chemistry in 1973 from University of Mainz, Mainz, Germany. In 1976, he obtained the Doctorate in Physical Chemistry from University of Mainz, Mainz, Germany. During his thesis, Dr. Burkhard synthesized approximately 20 new compounds.

     AXEL J. KUTSCHER, Non-Executive Director of the Company and director of the Subsidiaries, SanguiBioTech AG and GlukoMediTech AG, brings to the Company experience 14 years in sales management from a variety of industries, including the German securities industry. From 1985 until 1987, Mr. Kutscher was a salesman at Deutsch-Amerikanische Corporation and International Stock Broker Corporation in Essen, Germany. From 1988 until 1991, Mr. Kutscher was an account executive in charge of marketing and research at Hetkamp and Partner GmbH, Gelsenkirchen, Germany. For the next two years, Mr. Kutscher was an account manager for several private clients in Frankfurt, Germany. After one year as the sales manager at Euro-Pacific Security Service GmbH & Co KG, Dusseldorf, Germany, in 1995 Mr. Kutscher became the Vice President and manager of EURO-AMERICAN GmbH, Mulheim, Germany.

     HELMUT KAPPES, Director of the Company, and Director of the Subsidiaries, Sangui AG and Gluko, brings to the Company 13 years experience in sales and general management from a variety of industries, including the German securities industry. In 1986, Mr. Kappes spent two years as a salesman at Deutsch-Amerikanische Corporation and International Stock Broker Corporation in Essen, Germany. From 1988 until 1991, Mr. Kappes was an account executive and salesman at Hetkamp and Partner GmbH, Gelsenkirchen, Germany. For the next two years, Mr. Kappes was a sport manager with Trotting Promotion GmbH, located in Gelsenkirchen, Germany. After one year as the sales manager at Euro-Pacific Security Service GmbH & Co KG, Duesseldorf, Germany, Mr. Kappes has been the Vice President and manager of EURO-AMERICAN GmbH, Duesseldorf, Germany since 1994.

     PATRICK OHNISHI, Secretary, joined SanguiBioTech, Inc. in 1997 and is responsible for manufacturing, purchasing, packaging and shipping. He held various key technical management positions for 14 years at the Nichols Institute Diagnostics (now Quest Diagnostics, Inc.) such as Director of Manufacturing, and Manager of Technical Manufacturing. He worked as a laboratory technician after his graduation at San Diego State University in Biology.

     SIEGLINDE BORCHERT, Chief Operating Officer, after an apprenticeship as a clerk and studying biology she made her Ph.D. in biochemistry. She worked for more than 4 years as a research scientist at the University in Goettingen, Germany. Subsequently she participated in a further vocational training in the field of public relation and economy studies followed by working as a free lancer for a scientific journal, Laborjournal, Freiburg, Germany, and for the Forum fuer Wissenschaft und Technik, Goettingen, Germany. She started her work for Sangui BioTech AG and GlukoMeditech AG in June 1998 as a Project Coordinator.

     Section 16(a) of the U.S. Securities Exchange Act of 1934 requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding stock of the Company to file reports of securities ownership and charges in such ownership with the SEC. Based solely upon a review of copies of the reports filed, the Company believes that during the year ended June 30, 2000, the filing requirements were complied with by its officers and directors.

ITEM  10.  EXECUTIVE  COMPENSATION  AND  OTHER  INFORMATION

Summary  Compensation  Table

     The following SGBI summary compensation table shows certain compensation information for services rendered in all capacities for the three fiscal years ended June 30, 1998, 1999 and 2000. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                          SUMMARY COMPENSATION TABLE

                             Annual Compensation                        Long Term Compensation
                             -------------------                        -----------------------
                                                                     Awards                     Payouts
                                                                     ------                     -------

                                                                  Restricted      Securities
                                                   Other Annual     Stock         Underlying    LTIP     All Other
Name and                          Salary  Bonus    Compensation     Awards         Options     Payouts Compensation
Principal Position     Year        ($)     ($)        ($)            ($)           SARs (#)     ($)        ($)
------------------    ------     -------  -----   -------------   ----------      ----------   ------  ------------

 Wolfgang Barnikol      2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-
  Chairman, CEO
  and President (1)
                        1999       -0-      -0-        -0-            -0-        3,000,000       -0-         -0-
                        1998       -0-      -0-        -0-            -0-            -0-         -0-         -0-

 Seiglinde Borhert      2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-
  COO (2)

 John J. Kiang          2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-
  Former President and
  Director (3)
                        1999       -0-      -0-        -0-            -0-            -0-         -0-         -0-
                        1998      88,000    -0-        -0-            -0-            -0-         -0-         -0-

 Oswald Burkhard        2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-
  Vice-President (4)
                        1999       -0-      -0-        -0-            -0-            -0-         -0-         -0-
                        1998       -0-      -0-        -0-            -0-            -0-         -0-         -0-

 Patrick Onishi         2000      70,000    -0-        -0-            -0-            -0-         -0-         -0-
  Secretary
                        1999      70,000    -0-        -0-            -0-            -0-         -0-         -0-
                        1998      70,000    -0-        -0-            -0-            -0-         -0-         -0-


(1) Professor Barnikol receives a yearly salary of an aggregate $140,000 as President of the two German subsidiaries, Sangui AG and Gluko. Professor Barnikol was issued 3,000,000 options to purchase common stock of the Company for $0.01 per share exercisable until June 30, 2009 in consideration for the transfer of all his patent rights to the Company.
(2) Sieglinde Borchert receives a monthly fee of approximately $5,500 from the German subsidiaries Sangui AG and Gluko.
(3) John J. Kiang was President, Chief Executive Officer and Director of the Company until November 1998. He currently serves as a consultant to the Company.
(4) Oswald Burkhard receives a year compensation of approximately $6,000 as Vice-President of the two German subsidiaries.


                      Option  /  SAR  Grants  in  Last  Fiscal  Year

                                      Individual Grants

                             Number of          % of Total
                            Securities          Options/SARs
                            Underlying           Granted to          Exercise
                            Options/SARs         Employees in         (Base)
     Name                   Granted (#)           Fiscal Year         ($/Sh)
---------------------       ----------          --------------       ----------

Wolfgang Barnikol             3,000,000                100 %            $0.01
Chairman, CEO
and President

Aggregated  Options  Exercised  in  Last  Fiscal year and Year-End Option Values

                                                              Number of
                                                              Securities
                                                              Underlying
                                                              Unexercised      Value of Unexercised
                                                            Options/SARs at   In-the-Money Option/SARs
                                                               FY-End(#)            at FY-End($)
                                    Acquired      Value     ---------------   ------------------------
                                  on Exercise    Realized    Exercisable/            Exercisable/
    Name                              (#)          ($)       Unexercisable           Unexerciseable
---------------                   -----------    --------   ---------------   ------------------------

Wolfgang Barnikol,                      0            0      0/3,000,000             $0/$6,198,750(1)
President and CEO


(1)  Based  on  a  price  of  $2.06  per  share as quoted on June 30, 2000.


Compensation  of  Directors

     To date, Directors of the Company have not received any compensation for serving in such capacity.

Employment  Agreements

     The Company has no existing employment agreements with its officers or key employees. Professor Barnikol has an agreement with the Company pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. Professors Barnikol and Sieglinde Borchert have agreements with Sangui AG and Gluko.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT


The following table sets forth certain information regarding beneficial ownership of the common stock of SGBI as of June 30, 2000 by:

* each person or entity known to own beneficially more than 5% of the common stock;
*     each  of  SGBI's  directors;
*     each  of  SGBI's  named  executive  officers;  and
*     all  executive  officers  and  directors  of  SGBI  as  a  group.

                                 Name and Address of                      Amount and Nature of  Percent of
Title of Class                   Beneficial Owner (1)                     Beneficial Ownership  Class
------------------              ----------------------                    --------------------  -----------

Common Stock                     Dr. Wolfgang Barnikol (2)                          1,853,600    4.6%
                                 Arndtsr, 8, D-58453 Witten
                                 Germany


Common Stock                     Dr. Oswald Burkhard                                  794,400    2.9%
                                 Martinsgasse 1, D-67547 Worms
                                 Germany


Common Stock                     Axel J. Kutscher                                   1,135,384    2.8%
                                 Deutschhermufer 41, D-60554
                                 Germany


Common Stock                     Helmut Kappes                                      1,086,848    2.7%
                                 Franz-Liszt Str. 32a
                                 D-46282 Dorstein
                                 Germany

Common Stock                     Sieglinde Borchert                                    1,000    *
                                 Bahnhofstr. 12
                                 D-58452 Witten
                                 Germany

Common Stock                     All Officers and Directors as
                                 a Group (5 persons)                                4,871,232   12.0%
                                                                                    =========  ======

*Less than 0.1%

ITEM  12.  CERTAIN  TRANSACTIONS


EURO-AMERICAN

     Euro-American ("EA") is a venture capital investment corporation organized and established in Germany. Axel Kutscher and Helmet Kappes, who are Directors and substantial shareholders of the Company, are also directors and shareholders of EA. On October 29, 1996, EA granted a loan of US$1,000,000 to SGBI. Pursuant to a Common Stock Conversion and Subscription Agreement dated March 24, 1997 between EA and SGBI, it was agreed that 10,000,000 shares at a conversion price of US$0.10 per Share be issued to EA, in satisfaction and full repayment of the loan.

     During the period beginning March 24, 1997 up to June 10, 1999, the Company had received a total funding of US $4,922,500 from EA in consideration of the issuance of 16,750,000 shares at an average subscription price ranging from approximately US$0.20 to US$1.15 per share.

     In addition, on September 21, 1998, the Company issued 4,591,389 Shares to EA at a subscription price of US $0.50 per share in consideration of US $800,000 cash; the issue to the Company of 9,644,986 shares at US $0.10 per share in the capital of AMDL, Inc., a public company incorporated in the United States with its shares traded on OTCBB under the symbol AMDD; and an amount of US $531,197 in the form of a promissory note payable by EA in monthly installments of US $24,267 at an interest rate of 9%. As at the date of the transaction, Axel Kutscher, one of the Executive Directors of the Company, was also a director of AMDL Inc. He has since resigned from the board of AMDL Inc.

     During the fiscal year ended June 30, 2000 the Company borrowed $100,000 from Euro-American for working capital purposes which was repaid after the end of the fiscal year. The Company issued 466,485 shares of common stock to Euro-American GmbH for $536,458, of which, $50,000 was received during the six months ended June 30, 1999.

     During the fiscal year ended June 30, 2000, the Company entered into a subscription agreement and issued 8,000,000 shares of common stock (and 80,000 shares to the finder) to EA, valued at $7,712,000, of which the Company has received $7,476,999 in cash and recorded the remaining $235,001 as stock subscriptions at June 30, 2000.


Stock  Option  granted  in  favor  of  Professor  Wolfgang  Barnikol

     The Company entered into a stock option agreement which took effect on September 24, 1999, with Professor Wolfgang Barnikol, an Executive Director and substantial shareholder of the Company. The Professor was granted a share option of 3 million Shares at an exercise price of US$0.01 per share, in consideration of the assignment of his patent rights to the Company. The Professor is entitled to exercise the option at the point the Company completes the development of the artificial oxygen carrier or the implantable sensor and receives regulatory approval from either Germany, Singapore or the United States. The option shall terminate and cease to be exercisable on June 30, 2009 unless terminated earlier in accordance with the stock option agreement. The stock option agreement is governed under the laws of the State of California.

Rental  received  from  related  parties

     In fiscal year 1997, NOHIV, a biotechnology company of which Messrs Axel Kutscher and Helmut Kappes were former Directors, rented some office space from SGBI's premises in Santa Ana for approximately three quarters of a year. The rental charge was based on prevailing market rates conducted on an arm's length basis.


ITEM  13  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(a)   Index  to  Exhibits


Exhibit  No.
-----------


2.1 (1) Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)

3.1  (1)  Articles  of  Incorporation  of  the  Company  (1)

3.2  (1)  Bylaws  of  the  Company(1)

3.3     Articles  of  Association  of  GlukoMeditech  Aktiengesellschaft

3.4     Articles  of  Association  of  SanguiBiotech  Aktiengesellschaft

3.5     Memorandum  and Articles of Association of Sangui Biotech Singapore Pte.
Ltd.

4.1 Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated November 3, 1999

10.1 Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000

10.2 Fee Agreement between GlukoMeditech AG and Dr. Sieglinde Borchert dated June 15, 1998

10.3 Fee Agreement between SanguiBiotech AG and Dr. Sieglinde Borchert dated June 15, 1998

10.4 Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998

10.5 Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998

10.6 Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999

10.7 Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000

10.8 Appropriation Notice from North-Rhine-Westphalia to GlukoMediTech AG dated November 30, 1998

10.9 Appropriation Notice from North-Rhine-Westphalia SanguiBiotech AG dated November 30, 1998

10.10     Lease  Contract  for  Business  Rooms between Research and Development
Centre,  Witten,  Germany  and  GlukoMeditech  AG  dated  June  6,  2000

10.11     Lease  Contract  for  Business  Rooms between Research and Development
Centre,  Witten,  Germany  and  SanguiBiotech AG  dated  June  7,  2000

10.12 Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000

10.13 Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000

21.1    Subsidiaries  of  the  Company

22.1    Financial  Data  Schedule

---------
(1) Filed as an Exhibit to the Report on Form 8-K filed on or about April 4, 2000 and incorporated herein by reference.


(b)         Reports  on  Form  8-K

     During the fourth quarter of the fiscal year covered by this report, the Company field a Report on Form 8-K on or about April 4, 2000, reporting the acquisition of all the common stock of Felnam Investments, Inc.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

                                            SANGUI  BIOTECH  INTERNATIONAL, INC.

                                            /s/ Wolfgang Barnikol
                                              ----------------------------------
                                              President  and  Director

Date: October 13, 2000

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signatures                                    Title   Date
 ----------                                   -----   ----

  /s/   Wolfgang  Barnikol, M.D., Ph.D.    President and Chief Executive Officer
------------------------------------       and  Director,  Chairman
        Wolfgang  Barnikol                 October 13, 2000


/s/  Sieglinde  Borchert  PhD               Chief  Operating  Officer
------------------------------------
    Sieglinde  Borchert                     October 13, 2000


/s/  Oswald  Burkhard,  Ph.D  M.D.           Director
------------------------------------
     Oswald  Burkhard                        October 13, 2000


/s/  Axel  Kutscher            .            Director
------------------------------------
    Axel  Kutscher                          October 13, 2000


/s/   Helmut  Kappes                       Director
------------------------------------
    Helmut  Kappes                         October 13, 2000