Form 10KSB/A
period 2000-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2000-11-20
CIK 1104280

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.  20549
                   ---------------------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR  THE  FISCAL  YEAR  ENDED  June  30,  2000

                                   FORM  10-KSB/A

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

                          Yes  [X]    No  [  ]

Check whether there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this Form, and will not be contained, to the best of Registrant's incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                          Yes  [X]    No  [  ]

The  issuer's  revenue  for  the  fiscal  year ended June 30, 2000 was $429,400.

The market value of the voting stock held by non-affiliates of the issuer as of October 9, 2000 was approximately $81.980.000.

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

ITEM  1.  DESCRIPTION  OF  BUSINESS

HISTORY

     Sangui Biotech, Inc. ("SBT") was incorporated in Delaware on August 2, 1996 and began operations in October 1996. On or around August 9, 1997, Citadel acquired one hundred percent (100%) of the outstanding common shares of SBT, and as a result, SBT became a wholly-owned subsidiary of Citadel. Thereafter, Citadel Investment System Inc, a publicly held company, changed its name to Sangui Biotech International, Inc. Sangui Biotech International Inc. is referred in this report as the Company or SGBI. The Company also operates through three other subsidiaries: GlukoMediTech AG ("Gluko"), SanguiBioTech AG ("Sangui AG") and Sangui Biotech Singapore Pte Ltd. ("SBTS").

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

     SBTS was incorporated in Singapore on May 15, 1999. The Singapore subsidiary is expected to be the Asia regional office for the Company and is expected to be engaged in the business of carrying out research and development projects as well as animal experiments in conjunction with the German subsidiaries. The Company will intensify its development work on biomedical sensors in the Singaporean facilities. The premises of the company, about 350 square meters, are located in the Science Park II, Gemini Building, Singapore.

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

    To date, neither SBGI nor any of its Subsidiaries has had profitable operations. The Company has never been profitable and, through June 30, 2000, the Company's accumulated deficit exceeded $7.6 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as it expands its research and development efforts, testing activities and manufacturing operations. All of the Company's potential products are in development except for the immunodiagnostik test kits. The Company will need to obtain substantial additional capital to fulfill its business plan.

BUSINESS  OF  THE  COMPANY

     The Company's mission is the development of novel proprietary products. Its special focus is on providing artificial extracellular oxygen carriers capable of human organ support in cases of acute and chronic lack of oxygen or blood loss due to surgery, accident, arterial occlusion, anemia or other causes. The Company seeks to develop and commercialize such artificial oxygen carriers with blood volume substitute/blood additive technologies by reproducibly synthesizing polymers of defined molecular sizes, in special formulations, with different oxygen affinities (low, normal and high) and specially designed half-lives. The products, when circulating in the blood system, are designed to meet the varying clinical needs arising from loss of blood or chronic oxygen deficiency. In chronic oxygen deficiency, a new or second generation oxygen carrier with an oncotic pressure lower than that of blood plasma is needed. SBGI believes that its technologies can meet this need. There can be no assurance that the Company will be able to obtain these technologies to meet this need.

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

     The  development  of  the  above  mentioned  products  are led by Professor
Barnikol and his staff including one deputy, four postdoctoral fellows, two engineers and several technicians. Oswald Burkhard, M.D., Ph.D., a director and Vice President of SBGI, is in charge of the necessary clinical trials for the glucose sensor and the artificial oxygen carrier.

     SBGI has also completed the development of nine in vitro diagnostics kits. Five products have been cleared by the United States Food and Drug Administration ("FDA"). The other four kits were sold overseas with Certificate of Exportability from the FDA. There can be no assurance that the Company will be able to continue the sale of these kits overseas or within the United States.

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

     The management of SBTAG believes that the additive feature of the oxygen carrier under development, could potentially address a market possibly equal to or larger than that of blood volume substitutes. It has been reported that the oxygenation of solid tumors makes them more sensitive to radio and chemo therapy. Management believes that its blood additive technologies, for which there are no known competitive products, could be very attractive in the medical field. Nonetheless, there can be no assurances that such therapeutics will be well accepted in the market, if developed. Therefore, the development of an artificial oxygen carrier has become the primary focus of the management of SBGI. However, such a market projection for plasma expanders and additives, as therapeutics for oxygen deficiency disorders, cannot be ascertained, since such products are not available in the marketplace. There also cannot be assurances that such therapeutics, if developed, will be favorably accepted by the medical community.

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

     It should be noted, that, this specialized or niche application, if successfully developed, would have a market potential substantially smaller than the overall market of artificial blood volume substitute or the therapeutic market (with oxygen carrier as an additive or therapeutic agent) for more widespread oxygen deficiency disorders such as myocardial infarction and stroke.

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

     In September 1999, Gluko received a grant from the German state of North-Rhine-Westphalia in the amount of approximately $2,000,000 for the long term implantable glucose sensor. The grant will cover 40% of the budget project cost from December 1998 to November 2001. Gluko has already received installments of $279,610 from the grant to reimburse 40% of its relevant expenses in the period from December 1998 to June 30, 2000. The grant requires the Company's economical ability to cover 60% of the project costs on its own. An additional condition of the grant is that product must be developed and produced in the German state of North-Rhine-Westfalia, if developed by 2003.

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

     SBGI has completed the research and development of certain health care products which are intended to be produced, promoted, marketed, and used world-wide. SBGI's products consist of: (i) a Carbohydrate-Deficient Transferrin test kit, which is used to detect chronic alcohol abuse; (ii) a urinary micro-albumin test, which is a diagnostic test to detect small amounts of proteinuria in diabetes mellitus; (iii) a C-Reactive Protein, which is an acute phase protein and sensitive indicator of inflammation; (iv) two different kits for the measurement of Parathyroid Hormone, which is a diagnostics adjunct to the differential diagnosis of hyper- and hypo-parathyroidism. ; (v) ACTH (Adrenocorticotropic Hormone), a niche endocrine test for adrenal cortex function; (vi) Calcitonin, another endocrine test for a rare disease; (viii) Erythropoietin (EPO), a test for certain types of anemia; and (ix) TSH (Thyroid Stimulating Hormone or Thyrotropin), a common and popular thyroid function test, but faced with over forty (40) competitors' products on the same test.

     Currently, the Company has a total of nine (9) niche immunodiagnostic products for distribution. All the products are based on the microplate format, except for the PTH and TSH IRMA. This microplate or microtiter platform was chosen, because microplate readers are quite common in the clinical and hospital medical laboratory setting. All the test kits, except TSH, are targeted at the niche laboratory market. Nonetheless, due to the aging or maturation of the in vitro diagnostics industry, unprecedented fierce competition coupled with healthcare cost containment has resulted in the appearance of the previous niche tests on the menu of proprietary instrumentation made by billion dollar well-capitalized companies owned by the world-class pharmaceutical companies. At present, the only product, which truly can be considered "niche" is the CDT.

     CDT (Carbohydrate Deficient Transferrin). Has been reported as the most reliable test for identification of chronic alcohol abuse. The worldwide market potential is estimated at between US $1.5 to US $ 2 million per annum. The market potential has been reduced, due to the discontinuation of reimbursement in Germany. This test uses microplate format Turbidimetric Immunoassay with prepackaged chromatography columns. The SBGI CDT test kit, trademarked as ChronAlco I.D. in Germany, has been found to be superior to the product made by the only other manufacturer (competitor) by two leading German scientists. Over 60% of the product sales realized by the Company were derived from this product for the past one and one-half years (July 1,1999 to June 30, 2000).

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

     Further  by  products  of  the  GMTAG  are:

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

     Management of the Company believes that the European and FDA approval process will take at least several years.

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

     The  latest  further  development in the sensor construction (spring/summer
2000) opens the enter-prise the additional possibility to develop also an "insertable" sensor for the initial clinical adjustment of diabetics. In contrast to an implanted sensor that is completely under the skin and has no connection at all through the skin to the outside, an inserted sensor is so to speak "pierced" through the skin, that means it has a connection to the outside. The insertable sensor of the Company is being designed to allow a continuous glucose determination over several days and will exhibit the same measuring principles and almost the identical design as the implantable sensor. In contrast to the implantable sensor, the functional capacity does not depend on a complete miniaturizing of the electronic system. The analyzing unit will be outside of the human body and connected by cable with the insertable sensor.

     The construction of the glucose sensor has been changed in such a way that, in future, all moveable mechanical parts can be completely be dispensed which might increase the safety of the sensor and might have a positive effect on the sensors' energy supply.

     The development of an appropriate implantable insulin pump and its combination with the glucose sensor to a closed loop will enable the company to produce a technical beta-cell, so that the insulin dependent patient will be automatically supplied properly with the necessary amounts of insulin.

     According to regulatory requirements, all medical devices have to pass through clinical trials before approval (e.g. FDA approval; Federal drug administration) and launching to the market. Unlike the Companies oxygen carriers that are classified under pharmaceutical products, glucose sensors being medical devices have a separate approval process. The clinical trials for the glucose sensor do not have different phases and entails doing studies immediately with diabetic patients.

     Management of the Company believes that European and FDA approval process will take at least several years for the implantable glucose sensor.


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

     On the four ELISA products, although comparative increases in turnover and number of orders from various distributors have been significant, the impact on profit and loss is not yet significant. The Company has limited experience in sales and marketing of products. In general, the distributor is required to commit to a minimum sales volume in order to maintain an exclusive position in a given territory. It is not uncommon to provide a 30 to 50 % discount or even more from the product transfer price. The distributor typically uses the margin to pay for the shipping cost, its overhead, sales staff and keep the balance as profit. To date, no minimum sales volume was required, because there was no exclusive distribution agreement.

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

CDT                                              Axis  Biochemical,
                                                 ASA
                                                Hoffman-La-Roche (Distributor of
                                                    one  Version  of  Axis  kit)

Erythropoietin  ELISA                            R&D  Laboratories
                                                 Nichols  Institute
                                                 DLS
                                                 DPC

CRP                                              BMC/  Hitachi
                                                 Beckman

Microalbumin  quantitative  test  via  TIA       BMC/  Hitachi
                                                 Beckman
                                                 DPC

     The market for the products and technologies of the Company is highly competitive, and SBGI expects competition to increase. SBGI will compete with many other health care research product suppliers, most of which will be larger than SBGI.

     Some of the competitors of SBGI offer a broad range of equipment, supplies, products and technology, including many of the products and technologies contemplated to be offered by SBGI. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, the competitors of SBGI may have an advantage over SBGI with respect to products and technologies first developed by such competitors. Additionally, many of the competitors of SBGI have, and will continue to have, greater research and development, marketing, financial and other resources than SBGI and, therefore, represent and will continue to represent significant competition in the anticipated markets of SBGI. As a result of their size and the breadth of their product offerings, certain of these companies have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers for SBGI. It is anticipated that SBGI will benefit from their participation in selected markets which, as they expand, may attract the attention of the competitors of SBGI. There can be no assurance that the Company will be able to compete successfully in these markets.

     The competition in the US $ 20 billion diagnostic business is fierce, mainly dominated by the large pharmaceutical and larger established biotechnology companies such as Abbott Laboratories, Hoffman La Roche etc.

     For its CDT kits, the Company's only competitor is Axis Biochemicals, ASA, in Oslo, Norway which has entered into European and distributorship arrangements with Bio Rad Laboratories, Inc. and Roche Diagnostics, a division of Hoffman-La-Roche. Large competitors with complete automation with proprietary instrumentation have offered packaged reagent rental programs to potential customers, for which the use of instrument is not paid by the customers except for some small commitment to purchase the products. These large companies dominate essentially over 80% of the endocrine assay markets in the developed countries such as the United States, Western Europe and Japan with their proprietary fully automated instruments. SBI can only attempt to increase the sales for its endocrine products to small laboratories through its distributors and seek to enter emerging markets in Latin America, Asia and Eastern Europe, where the need for endocrine has been traditionally minimal, due to the prevalent poverty and in some cases over-population. There can be no assurance that the Company will be able to compete successfully in these markets.

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

BLOOD  ADDITIVE

     In the business of blood additive, SBTAG is not aware of any existing or potential competitors.

GLUCOSE  SENSOR

     The Company is not aware of any glucose sensing implants available in the marketplace at this juncture. However, Johnson & Johnson has a significant market share on in vitro glucose measuring device, using a small amount of blood from finger tips. Other large companies, such as Abbott Laboratories, Inc. also have similar in vitro glucose measuring devices on the market. In the last years different approaches have been chosen by companies to reduce the pain caused by the finger pricks necessary for the determination of the blood glucose. Cygnus Inc., Redwood City, California, USA, for example, has been developing a device which collects interstitial fluid at the diabetic's wrist by use of electrical energy. Cygnus applied for FDA approval and received the instruction for further testing of the device. On devices close to an implantable glucose sensor, MiniMed Inc. of Sylmar, CA has submitted to FDA a Notification on a Continuous Glucose Sensor For Diabetes in December, 1997. MiniMed Inc. announced its intention to produce and market this product. It expects to utilize the sensor for a series of products, the first two of which will be a physician diagnostic device and an alarm product to warn people with diabetes of dangerously low glucose levels. However, the reagents for the MiniMed's sensor are stable for only three days. By contrast to the objective of an implantable long term glucose sensor by GMTAG, the MiniMed's sensor does not solve the problem in the long term.

     GMTAG is aware of three other companies also developing implantable glucose sensors. Medical Research Group, LLC, MRG, a privately-held company has been developing a glucose sensor and is planning to connect this sensor with an insulin pump developed by Minimed. The sensor under development by Synthetic Blood International, Kettering, Ohio, USA is based on an enzymatic glucose determination. Animas, Corp., Frazer, Pennsylvania, USA has been developing an implantable glucose sensor based on infrared spectroscopy. There can be no assurance that the Company will be able to compete successfully in these markets.

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


LIMITED  OPERATING  HISTORY  OF  THE  COMPANY;  LOSSES  ARE EXPECTED TO CONTINUE

     The Company is a relatively new entity and owns all of the issued and outstanding capital stock of its subsidiaries. SGBI has limited operating histories upon which a significant evaluation of the Company's prospects can be made. The prospects of SGBI must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, commercialization, distribution, and commercialization of esoteric medical technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the efforts of SGBI will result in successful product commercialization. SGBI has been operating at a loss and expects its assets to increase on its development efforts and testing activities accelerate. It is currently unknown when profitable operations might be achieved.

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

     SGBI and its subsidiaries are dependent on the efforts and abilities of their senior management. The loss of various members from management could have a material adverse effect on the business and prospects of SGBI. In particular, SGBI will depend on the service of Professor Barnikol because he is instrumental of his expertise in the development of oxygen carrier and glucose sensor. There can be no assurance that upon the departure of key personnel from the service of SGBI or its subsidiaries that suitable replacement personnel will be available.

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

     The German subsidiaries, approximately 800 square meter, are based in the Forschungs- und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense for the fiscal year was approximately $83,000. The Singaporean subsidiary, approximately 350 square meters, is based in the Science Park II, Gemini Building. There was no rent expense for the fiscal year for the Singapore subsidiary.


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

     As of March 29, 2000, the Company entered into a subscription agreement and issued 8,000,000 shares of common stock (and 80,000 shares to the finder) to Euro-American GmbH, a venture capital firm in Germany, valued at $7,712,000, of which the Company has received $7,282,292 in cash and recorded the remaining $429,708 as stock subscriptions at June 30, 2000.


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

     General and administrative expenses for the twelve month period ended June 30, 2000 were $3,268,958, compared to $731,200 for the six months ended June 30,1999. This increase is attributed to the amortization of a prepaid service contract of $1,572,500, an increase in consulting fees of $180,000 in relation to the acquisition of Felnam and increase in salaries, rent and other expenses for approximately $785,000 as compared to $467,500 classified as expense from the same prepaid service contract and salaries, rent and other expenses of $263.200 for the six months ended June 30,1999. Gain on marketable securities for the twelve month period ended June 30, 2000 was $80,557, compared to a loss of $880,138 for the six months ended June 30,1999.

     The basic loss for the twelve month period ended June 30, 2000 was $3,119,829, compared to $1,819,436 for the six months ended June 30,1999. The increase in basic loss is a result primarily of increase in general and administrative expenses (as noted above), depreciation, offset by other income in the current year.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2000 the Company had cash of $7,989,258 received from the sale of stock and receipt of grants and current liabilities of $230,205. The Company intends to intensify its development efforts during the current fiscal year ending June 30, 2001. The Company believes that its available cash will be sufficient to satisfy its requirements for this period. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities during the current year. No assurance can be given that these efforts will be successful.



ITEM  7.  FINANCIAL  STATEMENTS


CONTENTS

Independent  Auditors'  Report

Independent  Auditors'  Report

Consolidated  Balance  Sheet

Consolidated  Statements  of
 Operations  and  Comprehensive  Income  (Loss)

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

                                                                            WITH

                                            INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  of
  Sangui  Biotech  International,  Inc.


We  have  audited the accompanying consolidated balance sheet (as restated - see
Note 1) of Sangui Biotech International, Inc. (the "Company") as of June 30, 2000 and the related consolidated statements of operations and comprehensive loss (as restated - see Note 1), stockholders' equity (as restated - see Note 1) and cash flows (as restated - see Note 1) for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                        Ernst  &  Young  AG.

D  sseldorf
Federal  Republic  of  Germany
March  24,  2000

                                             SANGUI BIO TECH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET (As Restated - See Note 1)

ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  JUNE 30, 2000

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,989,258
  Accounts receivable . . . . . . . . . . . . . . . . . . . .          55,718
  Grant receivable. . . . . . . . . . . . . . . . . . . . . .         176,844
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .          79,690
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .          74,322
  Other current assets. . . . . . . . . . . . . . . . . . . .         141,188
                                                               ---------------
    Total current assets. . . . . . . . . . . . . . . . . . .       8,517,020

Property and equipment, net . . . . . . . . . . . . . . . . .         417,312

Patents, net. . . . . . . . . . . . . . . . . . . . . . . . .          46,308
                                                               ---------------

                                                               $    8,980,640
                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . .  $      230,205
                                                               ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized;
    505,000 shares issued and outstanding . . . . . . . . . .           5,050
  Common stock, no par value; 50,000,000 shares authorized;
    40,514,363shares issued and outstanding . . . . . . . . .      18,525,831
  Stock subscriptions receivable. . . . . . . . . . . . . . .        (546,367)
  Prepaid consulting fees . . . . . . . . . . . . . . . . . .      (1,105,000)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .      (8,018,265)
  Accumulated other comprehensive loss. . . . . . . . . . . .        (110,814)
                                                               ---------------
    Total stockholders' equity. . . . . . . . . . . . . . . .       8,750,435
                                                               ---------------

                                                               $    8,980,640
                                                               ===============


                                            See independent auditors' report and
                    accompanying  notes  to  consolidated  financial  statements

                                             SANGUI BIO TECH INTERNATIONAL, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          AND COMPREHENSIVE LOSS




                                               FOR THE      FOR THE SIX
                                              YEAR ENDFED   MONTHS ENDED
                                              JUNE 30, 2000 JUNE 30, 1999
                                              (As Restated -
                                              See Note 1)
                                              -------------  ------------

Sales. . . . . . . . . . . . . . . . . . . .  $   429,400   $   178,835

Cost of sales. . . . . . . . . . . . . . . .      282,611       117,464
                                              ------------  ------------

Gross profit . . . . . . . . . . . . . . . .      146,789        61,371

Operating expenses:
  Research and development . . . . . . . . .      183,878       265,270
  General and administrative . . . . . . . .    3,268,958       731,200
  Depreciation and amortization. . . . . . .      151,317        55,343
                                              ------------  ------------

    Total operating expenses . . . . . . . .    3,604,153     1,051,813
                                              ------------  ------------

Loss from operations . . . . . . . . . . . .   (3,457,364)     (990,442)
                                              ------------  ------------

Other income (expense):
  Interest income. . . . . . . . . . . . . .      154,398        33,842
  Interest expense . . . . . . . . . . . . .      (15,537)            -
  Other income . . . . . . . . . . . . . . .      118,067        17,302
  Gain (loss) on marketable securities . . .       80,557      (880,138)
                                              ------------  ------------
    Total other income (expense) . . . . . .      337,485      (828,994)
                                              ------------  ------------

Net loss . . . . . . . . . . . . . . . . . .   (3,119,879)   (1,819,436)
                                              ------------  ------------

Other comprehensive (loss) income:
  Reversal of unrealized losses. . . . . . .            -       814,413
  Foreign currency adjustments . . . . . . .      (47,746)     (159,682)
                                              ------------  ------------
    Total other comprehensive (loss) income.      (47,746)      654,731
                                              ------------  ------------

Comprehensive loss . . . . . . . . . . . . .  $(3,167,625)  $(1,164,705)
                                              ============  ============

Net loss available to common stockholders'
  per common share . . . . . . . . . . . . .  $     (0.09)  $     (0.06)
                                              ============  ============

Basic and diluted weighted average common
  shares outstanding . . . . . . . . . . . .   34,476,465    29,417,956
                                              ============  ============

                                            See independent auditors' report and
                    accompanying  notes  to  consolidated  financial  statements

                                             SANGUI BIO TECH INTERNATIONAL, INC.

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


Continued

                                             SANGUI BIO TECH INTERNATIONAL, INC.

                                                FOR THE YEAR ENDED JUNE 30, 2000

                                          Preferred Stock             Common Stock           Stock               Prepaid
                                     Shares           Amount         Shares      Amount       Subscriptions    Consulting Fees
                                     ---------------  -------------  ----------  -----------  ---------------  -----------------


Issuance of common stock for cash
  at $1.15 per share. . . . . . . .                -              -     466,485      536,458               -                  -

Issuance of common stock for cash
  at $0.964 per share (including
  80,000 shares issued for finders
  fees) (As Restated - See Note 1).                -              -   8,080,000    7,712,000        (429,708)                 -

Issuance of common stock for the
  recapitalization of Felnam
  Investments . . . . . . . . . . .                -              -     100,000            -               -                  -

Receipt of stock subscriptions. . .                -              -           -            -         224,413                  -

Amortization of prepaid consulting
  fees. . . . . . . . . . . . . . .                -              -           -            -               -          1,572,500

Currency translation adjustment . .                -              -           -            -               -                  -

Net loss (As Restated - See Note 1)                -              -           -            -               -                  -
                                     ---------------  -------------  ----------  -----------  ---------------  -----------------

Balance at June 30, 2000. . . . . .          505,000  $       5,050  40,514,363  $18,525,831  $     (546,367)  $     (1,105,000)
                                     ===============  =============  ==========  ===========  ===============  =================

[continued]

                                    Accumulated
                                    Other                         Total
                                    Comprehensive    Accumulated  Stockholders'
                                    Income (Loss)    Deficit       Equity
                                    ---------------  ------------  ------------


Issuance of common stock for cash
  at $1.15 per share. . . . . . . .               -             -       536,458

Issuance of common stock for cash
  at $0.964 per share (including
  80,000 shares issued for finders
  fees) (As Restated - See Note 1).               -             -     7,282,292

Issuance of common stock for the
  recapitalization of Felnam
  Investments . . . . . . . . . . .               -             -             -

Receipt of stock subscriptions. . .               -             -       224,413

Amortization of prepaid consulting
  fees. . . . . . . . . . . . . . .               -             -     1,572,500

Currency translation adjustment . .         (47,746)            -       (47,746)

Net loss (As Restated - See Note 1)               -    (3,119,879)   (3,119,879)
                                     ---------------  ------------  ------------

Balance at June 30, 2000. . . . . .  $     (110,814)  $(8,018,265)  $ 8,750,435
                                     ===============  ============  ============

                                            See independent auditors' report and
                    accompanying  notes  to  consolidated  financial  statements

                                             SANGUI BIO TECH INTERNATIONAL, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE      FOR THE SIX
                                                      YEAR ENDFED   MONTHS ENDED
                                                      JUNE 30, 2000 JUNE 30, 1999
                                                      (As Restated -
                                                      See Note 1)
                                                      -------------  ------------

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $(3,119,879)  $(1,819,436)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization . . . . . . . . . . .      151,317        55,343
  Amortization of prepaid consulting fee. . . . . . .    1,572,500       467,500
  (Gain) loss recorded on marketable securities . . .      (80,557)      880,138
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .       43,856       (77,801)
      Grant receivable. . . . . . . . . . . . . . . .      (79,844)      (97,000)
      Inventory . . . . . . . . . . . . . . . . . . .       32,346       (72,150)
      Prepaid expenses and other assets . . . . . . .     (112,210)       30,418
      Accounts payable and accrued expenses . . . . .      102,785        18,131
      Accrued commitments and contingencies . . . . .            -        25,000
                                                       ------------  ------------

  Net cash used in operating activities . . . . . . .   (1,489,686)     (589,857)
                                                       ------------  ------------

Cash flows from investing activities:
  Proceeds from sale of marketable securities . . . .    1,369,177        50,620
  Purchase of marketable securities . . . . . . . . .            -    (1,288,620)
  Cash grants received for property and equipment . .       81,490       185,000
  Purchase of property and equipment. . . . . . . . .     (222,641)      (79,671)
                                                       ------------  ------------

  Net cash provided by (used in) investing activities    1,228,026    (1,132,671)
                                                       ------------  ------------

Cash flows from financing activities:
  Issuance of stock for cash. . . . . . . . . . . . .    7,768,750       608,958
  Proceeds from collection of stock subscription
    receivable. . . . . . . . . . . . . . . . . . . .      224,413       176,902
                                                       ------------  ------------

  Net cash provided by financing activities . . . . .    7,993,163       785,860
                                                       ------------  ------------

Effect of foreign exchange rate changes on cash . . .      (47,746)     (159,682)
                                                       ------------  ------------

Continued

                                             SANGUI BIO TECH INTERNATIONAL, INC.

                                                   FOR THE YEAR    FOR THE SIX
                                                      ENDED       MONTHS ENDED
                                                  JUNE 30, 2000  JUNE 30, 1999
                                                  (As Restated -
                                                  See Note 1)
                                                  -------------  -------------
Net change in cash and cash equivalents. . . . .       7,683,757   (1,096,350)

Cash and cash equivalents at beginning of period         305,501    1,401,851
                                                  --------------  ------------

Cash and cash equivalents at end of period . . .  $    7,989,258  $   305,501
                                                  ==============  ============

Supplemental disclosure of cash flow information
  Cash paid during the period for interest . . .  $       15,537  $         -
                                                  ==============  ============
  Cash paid during the period for income taxes .  $            -  $         -
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

Since inception, the Company has primarily been engaged in the commercial development and manufacturing of immunodiagnostic kits, which are sold by the Company in niche markets in the United States and Europe, under the name of the Company's wholly owned subsidiary Sangui Bio Tech, Inc. ("Sangui USA"). Sangui USA's laboratory and headquarters are located in Santa Ana, California, and this facility is devoted to immunodiagnostic research, development, manufacturing and distributing, marketing, and administrative functions for the Company. Sangui USA was incorporated in the state of Delaware on August 2, 1996. Sangui USA is the parent company to two wholly owned subsidiaries, SanguiBioTech AG and GlukoMediTech, AG. SanguiBioTech AG ("Sangui AG") and GlukoMediTech, AG ("Gluko") were incorporated in Mainz, Germany on November 25, 1995 and July 15, 1996, respectively. Sangui AG and Gluko are engaged in Germany in the development of artificial oxygen carriers and glucose implant sensors, respectively.

On May 15, 1999, Sangui Bio Tech PTE Ltd. ("SBTS") was incorporated in Singapore. SBTS is expected to become a regional office for SGBI and its subsidiaries and to be engaged in the business of carrying out research and development projects in conjunction with the German subsidiaries.

Restatement  of  the  2000  Financial  Statements
-------------------------------------------------

Subsequent to the issuance of its Financial Statements, the Company determined that certain transactions were incorrectly recorded on those financial statements. As a result, the following restatements were made:

The Company determined that (1) $194,708 recorded as cash for the sale of common stock to Euro-American GmbH was not deposited; (2) $100,000 recorded as a related party payable for monies borrowed from Euro-American GmbH was not deposited and returned subsequent to the year ended September 30, 2000; and (3) $370,000 of additional expenses were not recorded. As a result of these restatements, the Company's cash balance decreased $664,708 to $7,989,258; liabilities decreased $100,000 to $230,205; stockholders equity decreased $564,707 to $8,750,435; stock subscription receivable increased $194,708 to $546,367; net loss increased $370,000 to $3,119,879; and net loss per share increased $0.01 to $0.09 for fiscal 2000.

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

During the fiscal year ended June 30, 2000, the Company entered into a subscription agreement and issued 8,000,000 shares of common stock (and 80,000 shares to the finder) to Euro-America GmbH, a venture capital firm in Germany, valued at $7,712,000, of which the Company has received $7,282,292 in cash and recorded the remaining $429,708 as stock subscriptions at June 30, 2000.

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

                                                        JUNE 30,
                                                           2000
  Net loss:
    As reported. . . . . . . . . . . . . . . . . .  $(3,119,879)
    Additional compensation expense under SFAS 123            -
                                                    ------------
    Pro forma net loss . . . . . . . . . . . . . .  $(3,119,879)
                                                    ============

  Loss per share:
    As reported. . . . . . . . . . . . . . . . . .  $     (0.09)
                                                    ============
    Pro forma. . . . . . . . . . . . . . . . . . .  $     (0.09)
                                                    ============

                                             SANGUI BIO TECH INTERNATIONAL, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  8  -  INCOME  TAX  PROVISION
----------------------------------

Income tax expense for the year ended June 30, 2000 and for the six months ended June 30, 1999 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss from continuing operations before provision for income taxes as a result of the following:

                                                         2000        1999
                                                    ----------  ----------

Income tax benefit at U.S. federal statutory rates$(1,010,000)  $(618,608)

Net operating losses not benefited . . . . . . . .  1,011,600     618,608
State and local income taxes, net of federal
  income tax effect. . . . . . . . . . . . . . . .     (1,600)          -
                                                    ----------  ----------

                                                    $       -   $       -
                                                    ==========  ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2000 are presented below:

Deferred  tax  assets:

Net  operating  loss  carryforwards     $2,242,000

Less  valuation  allowance              (2,242,000)
                                         ----------

Net  deferred  tax  assets                       -
                                         ==========

As of June 30, 2000, the Company had net operating loss carryforwards of approximately $4,870,000, $1,300,000 and $2,200,000 available to offset future taxable Federal, foreign and state income, respectively. The federal and state carryforward amounts expire in varying amounts between 2001 and 2011. The foreign net operating loss carryforwards do not have an expiration period.

                    SANGUI BIO TECH INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  9  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE
---------------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                                          2000          1999
                                                   ------------  ------------

Numerator for basic and diluted loss earnings per
  common share - net loss . . . . . . . . . . . .  $(3,119,879)  $(1,819,436)
                                                   ============  ============

Denominator for basic and diluted earnings per
  common stock - weighted average shares. . . . .   34,476,465    29,417,956
                                                   ============  ============

Basic and diluted loss per common stock . . . . .  $     (0.09)  $     (0.06)
                                                   ============  ============

NOTE  10  -  BUSINESS  SEGMENTS
-------------------------------

The Company reports its business segments based on geographic regions which are as follows for the period ended June 30:




                              2000        1999
                        ----------  ----------

  Net sales:
    Sangui USA . . . .  $  429,400  $  178,835
    Sangui Bio Tech AG           -           -
    GlukoMediTech, AG.           -           -
                        ----------  ----------

                        $  429,400  $  178,835
                        ==========  ==========

  Net loss:
    Sangui USA . . . .  $2,397,120  $1,494,810
    Sangui Bio Tech AG     548,587     187,335
    GlukoMediTech, AG.     156,460     137,291
    SBTS . . . . . . .      17,712           -
                        ----------  ----------

                        $3,119,879  $1,819,436
                        ==========  ==========

                    SANGUI BIO TECH INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR  THE  YEAR  ENDED  JUNE  30,  2000

NOTE  10  -  BUSINESS  SEGMENTS,  CONTINUED
-------------------------------------------




                                        2000     1999
                                  ----------  -------

  Depreciation and amortization:
    Sangui USA . . . . . . . . .  $   42,264  $ 1,101
    Sangui Bio Tech AG . . . . .      91,242   45,563
    GlukoMediTech, AG. . . . . .      17,811    8,679
                                  ----------  -------

                                  $  151,317  $55,343
                                  ==========  =======

  Identifiable assets:
    Sangui USA . . . . . . . . .  $1,606,665
    Sangui Bio Tech AG . . . . .   3,635,035
    GlukoMediTech, AG. . . . . .   3,710,420
    SBTS . . . . . . . . . . . .      28,520
                                  ----------

                                  $8,980,640
                                  ==========

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

As described in Note 7, the Company entered into other transactions with Euro-American GmbH. In these transactions, the Company has sold 1,116,488 and 8,000,000 shares of its common stock to Euro-American GmbH for $608,958 and $7,282,292, in 1999 and 2000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AN ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 10, 2000 the Board of Directors of the Company approved the engagement of Corbin and Wertz as its independent auditors for the fiscal year ended June 30, 2000 to replace Ernst & Young Deutsche Allgemeine Treuhand AG Wirtschaftspruefungsgesellschadt ("Ernst+Young") who declined to stand for reelection.

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

     The  directors  are  as  follows:



NAME . . . . . . . . . . .  AGE                 ADDRESS             RESIDENCE          CURRENT POSITION

Prof. Wolfgang Barnikol. .  65            Arndtsr 8, D-58453        Germany          Chairman, Senior Vice
M.D., Ph. D.                              Witten, Germany                            President, Executive Director

Axel J. Kutscher            48            Deutschherrnufer 41,       Germany         Executive Director
                                          D-60554 Frankfurt
                                 . . . .  Germany

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




NAME . . . . . . . . . . .  AGE                 ADDRESS             RESIDENCE          CURRENT POSITION

Prof. Wolfgang Barnikol. .  65            Arndtsr 8, D-58453        Germany          President and Chief
M.D., Ph. D.                              Witten, Germany                            Executive Officer

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

     SIEGLINDE BORCHERT, Chief Operating Officer, after an apprenticeship as a clerk and studying biology she made her Ph.D. in biochemistry. She worked for more than 4 years as a research scientist at the University in Goettingen, Germany. Subsequently she participated in a further vocational training in the field of public relation and economy studies followed by working as a free lancer for a scientific journal, Laborjournal, Freiburg, Germany, and for the Forum fuer Wissenschaft und Technik, Goettingen, Germany. She started her work for SBTAG and GMTG in June 1998 as a Project Coordinator.

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


(1) Professor Barnikol receives a yearly salary of an aggregtae $140,000 as President of the two German subsidiaries Sangui AG and Gluko AG. Professor Barnikol was issued 3,000,000 options to purchase common stock of the Company for $0.01 per share exercisable until June 30, 2009 in consideration for the transfer of all his patent rights to the Company.
(2) Sieglinde Borchert receives a monthly fee of approximately $5,500 from the German subsidiaries Sangui AG and Gluko AG.
(3) John J. Kiang was President, Chief Executive Officer and Director until November 1998. He currently serves as a consultant to the Company.
(4) Oswald Burkhard receives a year compensation of approximately $6,000 as Vice-President of the two German subsidiaries.


                      Option  /  SAR  Grants  in  Last  Fiscal  Year

                                      Individual Grants

                             Number of          % of Total
                            Securities          Options/SARs
                            Underlying           Granted to          Exercise
                            Options/SARs         Employees in         (Base)
     Name                   Granted (#)           Fiscal Year         ($/Sh)
---------------------       ----------          --------------       ----------

Wolfgang Barnikol             3,000,000                100 %            0,01 %
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
President and CEO


(1)  Based  on  a  price  of  $2,06  per  share as quoted on the June, 30, 2000.


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
                                                                                    =========  ======

*Less than 0.1%

ITEM  12.  CERTAIN  TRANSACTIONS

     Except as otherwise disclosed below, no Director, substantial shareholder or Executive Officer of the Company was or is interested in any transaction undertaken by SGBI within the last three years.


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

    During the fiscal year ended June 30, 2000 the Company issued 466,485 shares of common stock to Euro-American GmbH for $536,458, of which, $50,000 was received during the six months ended June 30, 1999.

     During the fiscal year ended June 30, 2000, the Company entered into a subscription agreement and issued 8,000,000 shares of common stock (and 80,000 shares to the finder) to EA, valued at $7,712,000, of which the Company has received $7,282,292 in cash and recorded the remaining $429,708 as stock subscriptions at June 30, 2000.


Stock  Options  granted  in  favor  of  Professor  Wolfgang  Barnikol

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

Royalty Arrangement with Professor Wolfgang Barnikol

On July 7, 1997, the Company entered into an agreement with Dr. Barnikol pursuant to which Dr. Barnikol assigned certain patents to the Company's German subsidiaries in exchange for a 3% royalty on products on net revenues developed by SanguiBiotech AG or GlukoMeditech AG. The royalty expires in 20 years or upon expiration of the patents.

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


(a)   Index  to  Exhibits


Exhibit  No.
-----------


2.1 (1) Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)

3.1  (1)  Articles  of  Incorporation  of  the  Company  (1)

3.2  (1)  Bylaws  of  the  Company(1)

3.3     Articles  of  Association  of  GlukoMeditech  Aktiengesellschaft (2)

3.4     Articles  of  Association  of  SanguiBiotech  Aktiengesellschaft (2)

3.5     Memorandum  and Articles of Association of Sangui Biotech Singapore Pte.
Ltd.

4.1 Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated October 12, 2000 (2)

10.1 Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000

10.2 Fee Agreement between GlukoMeditech AG and Dr. Seiglinde Borchert dated June 15, 1998 (2)

10.3 Fee Agreement between SanguiBiotech AG and Dr. Seiglinde Borchert dated June 15, 1998 (2)

10.4 Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)

10.5 Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)

10.6 Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999 (2)

10.7 Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000
(2)
10.8 Appropriation Notice from North-Rhine-Westphalia to GlukoMediTech AG dated November 30, 1998 (2)

10.9 Appropriation Notice from North-Rhine-Westphalia SanguiBiotech AG dated November 30, 1998 (2)

10.10     Lease  Contract  for  Business  Rooms between Research and Development
Centre,  Witten,  Germany  and  GlukoMeditech  AG  dated  June  6,  2000 (2)

10.11 Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000
(2)
10.12 Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000
(2)

10.13     Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol

21.1    Subsidiaries  of  the  Company (2)

22.1    Financial  Data  Schedule (2)

---------
(1) Filed as an Exhibit to the Report on Form 8-K filed on or about April 4, 2000 and incorporated herein by reference.

(2) Filed as an Exhibit to the original Report on Form 10-KSB filed on October 13, 2000.


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

                                            SANGUI  BIOTECH  INTERNATIONAL, INC.

                                            /s/ Wolfgang Barnikol
                                              ----------------------------------
                                              Wolfgang Barnikol
                                              President  and  Director

Date: November 16, 2000







        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signatures                                    Title                        Date
----------                                    -----                        ----

/s/   Wolfgang  Barnikol, M.D., Ph.D.   President and Chief   November 16, 2000
------------------------------------    Executive Officer
      Wolfgang Barnikol                 and  Director,  Chairman

/s/  Sieglinde  Borchert  PhD           Chief Operating       November 16, 2000
------------------------------------    Officer
     Sieglinde  Borchert

/s/  Oswald  Burkhard,  Ph.D  M.D.      Director              November 16, 2000
------------------------------------
     Oswald  Burkhard


/s/  Axel  Kutscher            .        Director              November 16, 2000
------------------------------------
     Axel  Kutscher

/s/   Helmut  Kappes                    Director              November 16, 2000
------------------------------------
     Helmut  Kappes