Form 10QSB
period 2000-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2000-11-20
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title  of  each  class  of  Common  Stock      Outstanding at September 30, 2000
-----------------------------------------      -----------------------------
  Common  Stock,  no par  value                           40,514,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [    ]  No  [  X  ]

INDEX



SANGUI  BIOTECH  INTERNATIONAL,  INC.

TABLE  OF  CONTENTS

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Consolidated  Balance  Sheets at September 30,2000 (Unaudited) and June 30, 2000

Consolidated  Statements  of  Operations  and Comprehensive Loss (Unaudited) for
the Three  months  ended  September  30,  2000  and  1999

Consolidated Statements of Cash Flows (Unaudited) For the Three months ended September 30, 2000 and 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------

                                                 SEPTEMBER 30,
                                                     2000
                                                  (UNAUDITED)
                                                  -----------

CURRENT  ASSETS
     Cash and cash equivalents                                   $     7,670,265
     Accounts receivable                                                  88,753
     Inventories                                                          74,486
     Prepaid expenses and other assets                                   172,995
                                                                ----------------
     Total Current Assets                                              8,006,499

PROPERTY AND EQUIPMENT - NET                                             368,814

PATENTS                                                                   41,162
                                                                ----------------
TOTAL ASSETS                                                     $     8,416,475
                                                                ================


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

CURRENT  LIABILITIES
      Accounts payable and accrued expenses                        $     199,249

COMMITMENTS & CONTINGENCIES                                                    -

STOCKHOLDERS'  EQUITY
     Preferred  stock,  no  par  value;  5,000,000  shares
     authorized; no shares issued and outstanding                              -

     Common  stock:  no  par  value;  50,000,000  shares
     authorized, 40,514,363 shares issued and outstanding             18,530,881

     Stock subscriptions receivable                                    (499,437)
     Prepaid consulting fees                                           (991,169)
     Accumulated other comprehensive loss                              (256,011)
     Accumulated deficit                                             (8,567,038)
                                                                ----------------
     Total stockholders' equity                                        8,217,226
                                                                ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 8,416,475
                                                                ================

The accompanying notes are an integral part of these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                            FOR THE
                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                            (UNAUDITED)

                                                             2000          1999
                                              --------------------  ------------

SALES. . . . . . . . . . . . . . . . . . . .  $           122,789   $    94,577

COST OF SALES. . . . . . . . . . . . . . . .               90,617        70,143
                                              --------------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . .               32,172        24,434
                                              --------------------  ------------
OPERATING EXPENSES
Research and development . . . . . . . . . .              184,736       146,829
General and administrative . . . . . . . . .              321,689       231,954
Depreciation and amortization. . . . . . . .               31,422        28,225
Amortization of prepaid consulting fees. . .              113,831       393,125
                                              --------------------  ------------

Total Operating Expenses . . . . . . . . . .              651,678       800,133
                                              --------------------  ------------

LOSS FROM OPERATIONS . . . . . . . . . . . .             (619,506)     (775,699)

OTHER INCOME
Interest income. . . . . . . . . . . . . . .               70,733        23,115
                                              --------------------  ------------
Net Loss . . . . . . . . . . . . . . . . . .             (548,773)     (752,584)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments . .             (145,197)      147,981
                                              --------------------  ------------

COMPREHENSIVE LOSS . . . . . . . . . . . . .  $          (693,970)  $  (604,603)
                                              ====================  ============

BASIC AND DILUTED LOSS PER SHARE . . . . . .  $             (0.02)  $     (0.02)
                                              ====================  ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING. . . . . . . . . .           40,514,303    31,867,878
                                              ====================  ============




The accompanying notes are an integral part of these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE
                                                                               THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                    (UNAUDITED)
                                                                        ---------------------------------
                                                                                       2000         1999
                                                                        --------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (548,773)  $ (752,584)
Adjustments to reconcile net loss to cash used by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .               31,422       28,225
  Amortization of prepaid consulting fees. . . . . . . . . . . . . . .              113,831      393,125

Changes in operating asset and liabilities:
  Accounts receivable and grants receivable. . . . . . . . . . . . . .              143,809       55,734
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,204       36,760
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . .               42,515       32,776
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . .              (30,957)    (111,974)
                                                                        --------------------  -----------

Net cash used in operating activities. . . . . . . . . . . . . . . . .             (242,949)    (317,938)
                                                                        --------------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . .               22,222            -
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . .                    -      (35,350)
  Proceeds from the sale of marketable securities, net . . . . . . . .                    -    1,288,620
  Proceeds from the sale of investment in AMDL, net. . . . . . . . . .                    -        8,984
                                                                        --------------------  -----------

Net cash provided by investing activities. . . . . . . . . . . . . . .               22,222    1,262,254
                                                                        --------------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Change of stock subscription receivable. . . . . . . . . . . . . . .               46,931            -
  Proceeds from related party payable. . . . . . . . . . . . . . . . .                    -      120,301
                                                                        --------------------  -----------

  Net cash provided by financing activities. . . . . . . . . . . . . .               46,931      120,301
                                                                        --------------------  -----------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . .             (145,197)     147,981
                                                                        --------------------  -----------

Net (decrease) increase in cash and cash equivalents . . . . . . . . .             (318,993)   1,212,598

Cash and cash equivalents, beginning of period . . . . . . . . . . . .            7,989,258      305,501
                                                                        --------------------  -----------

Cash and cash equivalents, ending of period. . . . . . . . . . . . . .  $         7,670,265   $1,518,099
                                                                        ====================  ===========


The accompanying notes are an integral part of these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

NOTE  1  -     BASIS  OF  PRESENTATION
----------     -----------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles ("GAAP") for interim information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Accordingly, the accompanying consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in Form 10-KSB for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Nature  of  Business
--------------------

Sangui BioTech International, Inc. (the "Company") ("SGBI") was incorporated under the laws of the state of Colorado on July 14, 1995. The Company, pursuant to the recapitalization of Sangui BioTech, Inc. ("SBT"), is engaged in the development of Immunodiagnostic tests.

Since inception, the Company has primarily been engaged in the commercial development and manufacturing of immunodiagnostic kits, which are sold by the Company in niche markets in the United States and Europe, under the name of the Company's wholly owned subsidiary Sangui BioTech, Inc. ("Sangui USA"). Sangui USA's laboratory and headquarters are located in Santa Ana, California, and this facility is devoted to immunodiagnostic research, development, manufacturing and distributing, marketing, and administrative functions for the Company. Sangui USA was incorporated in the state of Delaware on August 2, 1996. Sangui USA is the parent company to two wholly owned subsidiaries, SanguiBioTech AG ("Sangui AG") and GlukoMediTech, AG ("Gluko") . Sangui AG and Gluko were incorporated in Mainz, Germany on November 25, 1995 and July 15,
1996, respectively. Sangui AG and Gluko are engaged in Germany in the development of artificial oxygen carriers and glucose implant sensors, respectively.

On May 15, 1999, Sangui BioTech PTE Ltd. ("SBTS") was incorporated in Singapore. SBTS is expected to become a regional office for SGBI and its subsidiaries and to be engaged in the business of carrying out research and development projects in conjunction with the German subsidiaries.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

Consolidation
-------------

The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Risk  and  Uncertainties
------------------------

Both the Company's small line of in vitro immunodiagnostic products, as well as the future pharmaceutical (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by its German subsidiaries, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, most of the Company's immunodiagnostic tests for use with humans have been cleared by the above regulatory agencies. There can be no assurance that the Company will maintain the regulatory approvals required to market its products elsewhere. The pharmaceutical and biosensor products, under development in Germany and Singapore (in the future), will be subject to stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of failure in obtaining regulatory clearance as well as the timely receipt of the said clearance, if obtained.

The Company's revenues from product sales derived from its immunodiagnostic operations in the U.S. are small. However, management believes its current cash position is sufficient to fund the Company's operations and working capital Requirements through June 30, 2001.


Foreign  Currency  Translation
------------------------------

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expenses are translated at weighted average exchange rates for the period. During the quarters ended September 30, 2000 and 1999, the Company had foreign exchange transaction (losses) gains included in other income of approximately $(145,000) and $148,000, respectively.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

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

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

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

Segments  of  an  Enterprise  and  Related  Information
-------------------------------------------------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements

NOTE  2  -  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------

and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. (See note 4).

Web  Site  Development  Costs
-----------------------------

The Company has adopted the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs," ("EITF 00-2"). The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under

Statement on Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of EITF 00-2 did not have a material effect on its financial statements.

Stock  Compensation
-------------------

The Company adopted the FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the financial statements.

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

------
NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE  3-RETIREMENT  OF  PREFERRED  STOCK
----------------------------------------

The Company retired all the outstanding shares of its preferred stock. As a result, preferred stock decreased by $5,050 and common stock increased by $5,050.

------
NOTE  4  -  BUSINESS  SEGMENTS
------------------------------

The Company reports its business segments based on geographic regions, which are as follows for the period ended September 30:

                                             2000                 1999
                                       ----------  -------------------

  Net sales:
    Sangui USA. . . . . . . . . . . .  $  122,789  $            94,577
    Sangui Bio Tech AG. . . . . . . .           -                    -
    GlukoMediTech, AG . . . . . . . .           -                    -
                                       ----------  -------------------

                                       $  122,789  $            94,577
                                       ==========  ===================


  Net loss:
    Sangui USA. . . . . . . . . . . .  $  244,575  $           525,049
    Sangui Bio Tech AG. . . . . . . .     172,492              137,968
    GlukoMediTech, AG . . . . . . . .     107,592               89,567
    Sangui BioTech PTE Ltd, Singapore      24,114                    -
                                       ----------  -------------------

                                       $  548,773  $           752,584
                                       ==========  ===================

  Depreciation and amortization:
    Sangui USA. . . . . . . . . . . .  $    2,959  $             1,560
    Sangui Bio Tech AG. . . . . . . .      20,904               23,333
    GlukoMediTech, AG . . . . . . . .       7,559                3,332
                                       ----------  -------------------

                                       $   31,422  $            28,225
                                       ==========  ===================



                                             2000
                                       ----------

Identifiable assets:
  Sangui USA. . . . . . . . . . . . .  $1,495,632
  Sangui Bio Tech AG                    3,438,270
  GlukoMediTech, AG                     3,460,833
  Sangui BioTech PTE Ltd, Singapore        21,740
                                       -----------
                                       $8,416,475
                                       ==========

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------
RESULTS  OPERATIONS
----

Forward  looking  statements
----------------------------

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements related to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's financial resources, trends in spending on research and development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, and future product development efforts, which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties, which may affect our business and prospects, including but not limited to, the Company's expected need for additional funding and the uncertainty of receiving the additional funding, changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, new development of competitive products and treatments, administrative and regulatory approval and related considerations, health care legislation and regulation, and other factors discussed in our filings with the Securities and Exchange Commission.


GENERAL

The Company is primarily involved in the development of artificial oxygen carriers and glucose sensors, and in the manufacturing, marketing and distribution of in vitro immunodiagnostic test kits.

In 1999, the Company established a subsidiary in Singapore. This subsidiary is expected to become the Company's Pacific Rim headquarters. In the near term, the Company expects to perform research and development activities in this facility. Future activities at this location are expected to include clinical trials as well as being the center of the Pacific Rim sales, marketing and distribution divisions.

The Company is actively building its management and support team. The Company has recently retained a chief scientific officer and biomedical scientist for its Singapore operation and a biomedical scientist and project coordinator for its German operations. The Company is currently looking to attract several key positions in its German, Singapore and United States operations, including a chief financial officer, controller, quality control manager, biomedical scientist and engineers. Management plans to fill these positions as qualified personnel are identified and retained.

The Company's research and development projects are primarily in the preliminary stages. The Company is diligently developing several applications for its primary research and development projects, but does not anticipate beginning any government protocols or clinical trials in the near term.

Efforts to expand the distribution channels for the Company's diagnostic products have attracted interest both domestically and internationally. The Company is currently in discussion with several entities and expects to establish a distribution relationship with at least one of these entities in the near term.

FINANCIAL  POSITION

The current assets of the Company decreased approximately $511,000, or 6% from June 30, 2000 to $8,006,499 as of September 30, 2000. The decrease is primarily attributable to a decrease in cash of approximately $319,000 and a decrease in grants receivable of approximately $177,000. The decrease in cash was caused by the normal day to day operations of the Company. The change in grants receivable was a result of the Company receiving grant payments from sponsoring governmental agencies.

The Company's fixed assets decreased $48,498 to $368,814 as of September 30, 2000. The decrease in fixed assets was from depreciation and the disposal of certain equipment.

The Company funded its operation primarily through its existing cash reserves. The change in stockholders' equity and liabilities of approximately $564,000 is primarily caused by the Company's current period net loss of $548,773.

RESULTS  OF  OPERATIONS

Three  Months  Ended  September  30,  2000  and  1999:

Sales for the three-months ended September 30, 2000 were $122,789, compared to $94,577 for the same period in the prior year. This is an increase of $28,212, or 30%. The increase is primarily attributable to increased marketing efforts.

Cost of sales for the three-months ended September 30, 2000 were $90,617, compared to $70,143 for the same period in the prior year. This is an increase of $20,474, or 29%, and is directly related to the increase in the sales of the Company's immunodiagnostic test kits.

Research and development expenses for the three-months ended September 30, 2000 were $184,736, compared to $146,829 in the same period in the prior year. This increase of $37,907, or 26% is attributed to the Company expanding both the number of developmental projects in process and the number of employees in the research and development area. The Company anticipates that the research and development costs of the Company will continue to increase in the near term.

General and administrative expenses for the three-months ended September 30, 2000 were $321,689, compared to $231,954 for the same period in the prior year. This increase of $89,735, or 39%, is attributed to the expansion of the management team and an increase in professional fees.

Amortization of prepaid consulting fee for the three-months ended September 30, 2000 was $113,831, compared to $393,125 in the same period in the prior year. The decrease of $279,294, or 71%, results from an extension in the consulting agreement for an additional 24 months effective at the beginning of July, 2000. Interest income for the three-months ended September 30, 2000 was $70,733, compared to $23,115 in the same period in the prior year. The increase in interest income of $47,618, or 206%, is caused by the Company investing the unused portion of the cash raised during previous fund raisings.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2000, the Company had total stockholders' equity of $8,217,226 as compared to $8,750,435 at June 30, 2000. The decrease in stockholders equity in the current quarter is primarily caused by the Company's net loss of $548,773.

The Company had cash and cash equivalents of $7,670,265 at September 30, 2000 as compared to $7,989,258 at June 30, 2000. The decrease in the cash and cash equivalents of $318,993 for the quarter ended September 30, 2000, was primarily due to the Company financing all research and development projects through existing cash reserves and government grants.

The Company intends to intensify its development efforts during the current fiscal year ending June 30, 2001. The Company believes that its available cash will be sufficient to satisfy its requirements through June 30, 2001. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities during the current year. No assurance can be given that these efforts will be successful.

ITEM  3.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
--------


The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk

PART  II.     OTHER  INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS
--------

None

ITEM  2.          CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS
--------

None


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES
--------

Not  applicable


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS
--------

Not  applicable


ITEM  5.          OTHER  INFORMATION
--------

Not  applicable


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------

During the quarter ended September 30, 2000, the Company filed a Report on Form 8-K and 8-K/A reporting, under Item 4, a change in the Company's certifying accountant.

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


Dated:  November 17, 2000