Form 10QSB
period 2000-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2001-02-15
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title  of  each  class  of  Common  Stock      Outstanding at December  31, 2000
-----------------------------------------      -----------------------------
  Common  Stock,  no par  value                           40,514,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [    ]  No  [  X  ]

INDEX


                       SANGUI  BIOTECH  INTERNATIONAL,  INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

         Consolidated  Balance  Sheets  at  December  31,  2000  (Unaudited)

         Consolidated Statements of Operations and Comprehensive Loss (Unaudited) Three months and Six months ended December 31, 2000 and 1999.

         Consolidated Statements of Cash Flows (Unaudited) Six months ended December 31, 2000 and 1999.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET




                              ASSETS
                              ------
                                                           DECEMBER 31,
                                                                  2000
                                                            (UNAUDITED)
                                                        ---------------

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . .  $   7,032,635
  Accounts receivable . . . . . . . . . . . . . . . . .        113,288
  Inventories . . . . . . . . . . . . . . . . . . . . .         66,730
  Prepaid expenses and other assets . . . . . . . . . .        295,890
                                                         --------------
  Total Current Assets. . . . . . . . . . . . . . . . .      7,508,543

PROPERTY AND EQUIPMENT - NET. . . . . . . . . . . . . .        581,193

PATENTS . . . . . . . . . . . . . . . . . . . . . . . .         43,133
                                                         --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $   8,132,869
                                                         ==============



               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . .  $     189,506
  Liability for patent-related litigation . . . . . . .        115,000
                                                         --------------
  Total current liabilities . . . . . . . . . . . . . .        304,506

COMMITMENTS & CONTINGENCIES . . . . . . . . . . . . . .              -

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 5,000,000 shares
  authorized; no shares issued and outstanding. . . . .              -
  Common stock:  no par value; 50,000,000 shares
  authorized, 40,514,363 shares issued and outstanding.     18,530,881

  Additional paid-in capital. . . . . . . . . . . . . .        500,000
  Stock subscriptions receivable. . . . . . . . . . . .       (225,000)
  Prepaid consulting fees . . . . . . . . . . . . . . .       (881,169)
  Accumulated other comprehensive loss. . . . . . . . .       (131,848)
  Accumulated deficit . . . . . . . . . . . . . . . . .     (9,964,501)
                                                         --------------

  Total stockholders' equity. . . . . . . . . . . . . .      7,828,363
                                                         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $   8,132,869
                                                         ==============

The accompanying notes are an integral part of these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS




                                                                    FOR THE                         FOR THE
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                DECEMBER 31,                      DECEMBER 31,
                                                                (UNAUDITED)                        (UNAUDITED)
                                                           --------------------                 ------------------
                                                               2000                1999          2000          1999
                                                --------------------  ------------------  ------------  ------------


SALES. . . . . . . . . . . . . . . . . . . . .  $           138,082   $         114,491   $   262,983   $   209,068

COST OF SALES. . . . . . . . . . . . . . . . .               83,205              67,438       173,822       137,581
                                                --------------------  ------------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . .               54,877              47,053        89,161        71,487

OPERATING EXPENSES
Research and development . . . . . . . . . . .              345,556             221,786       494,304       368,615
General and administrative . . . . . . . . . .              721,871             250,697       897,807       482,652
Compensation expense related to stock options.              500,000                   -       500,000             -
Depreciation and amortization. . . . . . . . .               34,390              31,668        65,052        63,392
Amortization of prepaid consulting fees. . . .              110,000             393,125       223,831       786,250
                                                --------------------  ------------------  ------------  ------------

Total Operating Expenses . . . . . . . . . . .            1,711,817             897,276     2,180,994     1,700,909

LOSS FROM OPERATIONS . . . . . . . . . . . . .           (1,656,940)           (850,223)   (2,091,833)   (1,629,422)

OTHER INCOME
Interest income. . . . . . . . . . . . . . . .               74,734               8,146       145,597        31,261
                                                --------------------  ------------------  ------------  ------------

Loss from continuing operations. . . . . . . .           (1,582,206)           (842,077)   (1,946,236)   (1,598,161)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments . . .              308,906              15,330       (21,034)      116,810
                                                --------------------  ------------------  ------------  ------------

COMPREHENSIVE LOSS . . . . . . . . . . . . . .  $        (1,273,300)  $        (826,747)  $(1,967,270)  $(1,481,351)
                                                ====================  ==================  ============  ============

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS PER COMMON STOCK
Loss from continuing operations. . . . . . . .               ($0.04)             ($0.03)       ($0.05)       ($0.05)
Comprehensive Income (loss). . . . . . . . . .  $              0.01   $            0.00        ($0.00)  $      0.00
                                                --------------------  ------------------  ------------  ------------
                                                             ($0.03)             ($0.03)       ($0.05)       ($0.05)
                                                ====================  ==================  ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING. . . . . . . . . . . . . . . . . .           40,514,303          31,867,878    40,514,303    31,867,878
                                                ====================  ==================  ============  ============


The accompanying notes are an integral part of these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            FOR THE
                                                                                       SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                         (UNAUDITED)
                                                                                      ------------------
                                                                                           2000          1999
                                                                              ------------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (1,946,236)  $(1,598,161)
Adjustments to reconcile net loss to cash used by operating activities
  Compensation expense related to vesting of previously issued stock options            500,000             -
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .             65,052        63,392
  Amortization of prepaid consulting fees. . . . . . . . . . . . . . . . . .            223,831       786,250

Changes in operating asset and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (57,570)       44,340
  Grant receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            176,844             -
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12,960        67,748
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .            (80,380)      (32,142)
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .            (40,699)      254,383
  Liability for patent-related litigation. . . . . . . . . . . . . . . . . .            115,000             -
                                                                              ------------------  ------------

Net cash used in operating activities. . . . . . . . . . . . . . . . . . . .         (1,031,198)     (414,190)

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of marketable securities. . . . . . . . . . . . . . . .                  -     1,288,620
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .           (228,933)     (126,666)
                                                                              ------------------  ------------

Net cash (used in) provided by investing activities. . . . . . . . . . . . .           (228,933)    1,161,954

CASH FLOWS FROM FINANCING ACTIVITIES
  Change of stock subscription receivable. . . . . . . . . . . . . . . . . .            321,367             -

Effect of exchange rate changes. . . . . . . . . . . . . . . . . . . . . . .            (17,859)       94,684
                                                                              ------------------  ------------

Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . .           (956,623)      842,448
                                                                                              -
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .          7,989,258       305,501
                                                                              ------------------  ------------

Cash and cash equivalents, ending of period. . . . . . . . . . . . . . . . .  $       7,032,635   $ 1,147,949
                                                                              ==================  ============

Supplemental disclosures:
  Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             973   $     1,008
                                                                              ==================  ============
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               -   $         -
                                                                              ==================  ============
  Non-cash activities:
  Increase in additional paid-in capital pursuant to stock options . . . . .  $         500,000   $         -
                                                                              ==================  ============


The accompanying notes are an integral part of these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Accordingly, the accompanying consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in Form 10-KSB for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Nature  of  Business
--------------------

Sangui BioTech International, Inc. (the "Company") ("SGBI") was incorporated under the laws of the state of Colorado on July 14, 1995. Since inception, the Company has primarily been engaged in the commercial development and manufacturing of immunodiagnostic kits, which are sold by the Company in niche markets in the United States and Europe, by of the Company's wholly owned subsidiary Sangui BioTech, Inc. ("Sangui USA"). Sangui USA's laboratory and headquarters are located in Santa Ana, California, and this facility is devoted to immunodiagnostic research, development, manufacturing and distributing, marketing, and administrative functions for the Company. Sangui USA was incorporated in the state of Delaware on August 2, 1996. Sangui USA is the parent company to two wholly owned subsidiaries, SanguiBioTech AG ("Sangui AG") and GlukoMediTech, AG ("Gluko"). Sangui AG and Gluko were incorporated in Mainz, Germany on November 25, 1995 and July 15, 1996, respectively. Sangui AG and Gluko are engaged in the development of artificial oxygen carriers and glucose implant sensors, respectively.

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

Risk  and  Uncertainties
------------------------

Both the Company's small line of in vitro immunodiagnostic products, as well as the future pharmaceutical (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by its German subsidiaries, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, most of the Company's immunodiagnostic tests for use with humans have been cleared by the above regulatory agencies. There can be no assurance that the Company will maintain the regulatory approvals required to market its products elsewhere. The pharmaceutical and biosensor products, under development in Germany and Singapore (in the future), will be subject to stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of failure in obtaining regulatory clearance as well as the timely receipt of the clearances, if obtained.

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

Basic  and  Diluted  Earnings  (Loss)  Per  Common  Share
---------------------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share." SFAS No. 128 changes the methodology of calculating earnings per common share. The adoption of SFAS No. 128 has not materially impacted the Company's financial position or results of operations.

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

Foreign  Currency  Translation
------------------------------

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expenses are translated at weighted average exchange rates for the period. The Company had foreign exchange transaction gains (losses) of $308,906 and $15,330 for the three months ended December 31, 2000 and 1999, and $(21,304) and $116,810 for the six months ended December 31, 2000 and 1999, respectively.

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

Segments  of  an  Enterprise  and  Related  Information
-------------------------------------------------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. (See note 5).

Web  Site  Development  Costs
-----------------------------

The Company has adopted the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs", ("EITF 00-2"). The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under Statement on Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The adoption of EITF 00-2 did not have a material effect on its financial statements.

Stock  Compensation
-------------------

The Company adopted the FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the financial statements.

New  Accounting  Pronouncements
-------------------------------

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

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

NOTE  3  -  RETIREMENT  OF  PREFERRED  STOCK
--------------------------------------------

During the six months ended December 31, 2000, the Company retired all the outstanding shares of its preferred stock. As a result, preferred stock decreased by $5,050 and common stock increased by $5,050.

NOTE  4  -  LIABILITY  FOR  PATENT-REALATED  LITIGATION
-------------------------------------------------------

On December 20, 2000, Axis/Shields ASA, a Norway Corporation, filed a lawsuit in the United States District Court in the Southern California District, alleging that the manufacture or sale by Sangui USA of its Carbohydrate-Deficient Transferring ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. The lawsuit further sought to enjoin the manufacture and sale of the CDT kits by Sangui of the type manufactured by Sangui USA at the time Axis filed its complaint. The Company does not believe that it has infringed on the patent rights owned by Axis; however, any proceeding or litigation has the element of uncertainty and accordingly, the Company has recorded a liability of $115,000 for its best estimate of potential costs to be incurred defending against the patent infringement claims. In the opinion of the Company, the accrued liability is adequate, and the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE  5  -  BUSINESS  SEGMENTS
------------------------------

The Company reports it business segments based on geographic regions, which are as follows:




                                               Three Months Ended December 31,      Six Months Ended December 31,
                                               --------------------------------     ------------------------------
                                                2000               1999              2000        1999
                                                ----               ----              ----        ----

Net sales:
----------
Sangui USA. . . . . . . . . . . .  $              138,082  $            114,491  $  262,983  $  209,068
Sangui BioTech AG . . . . . . . .                       -                     -           -           -
GlukoMediTech,AG. . . . . . . . .                       -                     -           -           -
Sangui BioTech PTE Ltd, Singapore                       -                     -           -           -
                                   ----------------------  --------------------  ----------  ----------
                                   $              138,082  $            114,491  $  262,983  $  209,068
                                   ======================  ====================  ==========  ==========


Net loss:
---------
Sangui USA. . . . . . . . . . . .  $              877,156  $            493,878  $1,119,619  $1,022,427
Sangui BioTech AG . . . . . . . .                 460,042               279,772     571,265     417,740
GlukoMediTech,AG. . . . . . . . .                 219,264                68,427     205,494     157,994
Sangui BioTech PTE Ltd, Singapore                  25,744                     -      49,858           -
                                   ----------------------  --------------------  ----------  ----------
                                   $            1,582,206  $            842,077  $1,946,236  $1,598,161
                                   ======================  ====================  ==========  ==========


Depreciation and amortization
-----------------------------
Sangui USA. . . . . . . . . . . .  $              114,097  $            396,625  $  229,887  $  793,250
Sangui BioTech AG . . . . . . . .                  21,410                21,176      43,324      44,509
GlukoMediTech,AG. . . . . . . . .                   8,883                 6,992      15,672      11,883
Sangui BioTech PTE Ltd, Singapore                       -                     -           -           -
                                   ----------------------  --------------------  ----------  ----------
                                   $              144,390  $            424,793  $  288,883  $  849,642
                                   ======================  ====================  ==========  ==========

Identifiable assets
-------------------
Sangui USA. . . . . . . . . . . .  $            1,231,281
Sangui BioTech AG . . . . . . . .               3,162,176
GlukoMediTech,AG. . . . . . . . .               3,319,699
Sangui BioTech PTE Ltd, Singapore                 419,713
                                   ----------------------
                                   $            8,132,869
                                   ======================

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


GENERAL
-------

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


The Company is actively building its management and support team. The Company has recently retained a chief scientific officer and biomedical scientist for its Singapore operation and a biomedical scientist and project coordinator for its German operations. The Company is currently looking to attract several key positions in its German, Singapore and United States operations. Management plans to fill these positions as qualified personnel are identified and retained.

The Company's research and development projects are primarily in the preliminary stages. The Company is diligently developing several applications for its primary research and development projects, but does not anticipate beginning any government protocols or clinical trials in the near term.

Efforts to expand the distribution channels for the Company's diagnostic products have attracted interest both domestically and internationally. The Company has recently engaged an European consultant, who has over a decade of successful experience in marketing and distribution management with her former employer.


FINANCIAL  POSITION
-------------------

The current assets of the Company decreased $1,008,477, or 12%, from June 30, 2000 to $7,508,543 as of December 31, 2000. The decrease is primarily attributable to a decrease in cash of approximately $957,000, a decrease in grants receivable of approximately $177,000, an increase in accounts receivable of approximately $58,000, and an increase in prepaid and other assets of approximately $80,000. The decrease in cash and increase in accounts receivable and prepaid and other assets was caused by the normal day to day operations of the Company. The change in grants receivable was a result of the Company receiving a lower amount of grant payments from sponsoring governmental agencies.

The Company's property and equipment increased $163,881, to $581,193 as of December 31, 2000. Property and equipment increased approximately $229,000 from the purchase of certain property and equipment and decreased approximately $65,000 due to depreciation.

The Company funded its operations primarily through its existing cash reserves. The decrease in stockholders' equity and liabilities of approximately $848,000 is primarily caused by the Company's current period net loss of $1,946,236, a reduction in stock subscription receivable of $321,367, a reduction in prepaid consulting fees of $223,831, and an increase in additional paid-in capital of $500,000.


RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  December  31,  2000  and  1999:

Sales for the three-months ended December 31,2000 were $138,082, compared to $114,491 for the same period in the prior year. This is an increase of $23,591, or 21%. The increase is primarily attributable to increased marketing efforts.

Cost of sales for the three-months ended December 31, 2000 were $83,205, compared to $67,438 for the same period in the prior year. This is an increase of $15,767, or 23%, and is directly related to the increase in the sales of the Company's immunodiagnostic test kits.

Research and development expenses for the three-months ended December 31, 2000 were $345,556, compared to $221,786 in the same period in the prior year. This increase of $123,770, or 56% is attributed to the Company expanding both the number of developmental projects in process and the number of employees in the research and development area. The Company anticipates that the research and development costs of the Company will continue to increase in the near term.

General and administrative expenses for the three-months ended December 31, 2000 were $721,871, compared to $250,697 for the same period in the prior year. This increase of $471,174, or 188%, is attributed to the expansion of the management team, an increase in professional fees, and the recording of a liability for patent-related litigation.

Compensation expense related to stock options for the three-months ended December 31, 2001 was $500,000, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company. There was no compensation expense related to stock options for the same period in the prior year.

Amortization of prepaid consulting fee for the three-months ended December 31, 2000 was $110,000, compared to $393,125 in the same period in the prior year. The decrease of $283,125, or 72%, results from an extension in the consulting agreement for an additional 24 months effective at the beginning of July 2000. Interest income for the three-months ended December 31, 2000 was $74,734, compared to $8,146 in the same period in the prior year. The increase in interest income of $66,588, or 817%, is caused by the Company investing the unused portion of the cash raised during previous fund raisings.



Six  Months  Ended  December  31,  2000  and  1999:

Sales for the six-months ended December 31,2000 were $262,983, compared to $209,068 for the same period in the prior year. This is an increase of $53,915, or 26%. The increase is primarily attributable to increased marketing efforts.

Cost of sales for the six-months ended December 31, 2000 were $173,822, compared to $137,581 for the same period in the prior year. This is an increase of $36,241, or 26%, and is directly related to the increase in the sales of the Company's immunodiagnostic test kits.

Research and development expenses for the six-months ended December 31, 2000 were $494,304, compared to $368,615 in the same period in the prior year. This increase of $125,689, or 34% is attributed to the Company expanding both the number of developmental projects in process and the number of employees in the research and development area. The Company anticipates that the research and development costs of the Company will continue to increase in the near term.

General and administrative expenses for the six-months ended December 31, 2000 were $897,807, compared to $482,652 for the same period in the prior year. This increase of $415,155, or 86%, is attributed to the expansion of the management team, an increase in professional fees, and the recording of a liability for patent-related litigation.

Compensation expense related to stock options for the six-months ended December 31, 2001 was $500,000, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company. There was no compensation expense related to stock options for the same period in the prior year.


Amortization of prepaid consulting fee for the six-months ended December 31, 2000 was $223,831, compared to $786,250 in the same period in the prior year. The decrease of $562,419, or 72%, results from an extension in the consulting agreement for an additional 24 months effective at the beginning of July 2000. Interest income for the six-months ended December 31, 2000 was $145,597, compared to $31,261 in the same period in the prior year. The increase in interest income of $114,336, or 366%, is caused by the Company investing the unused portion of the cash raised during previous fund raisings.



LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of December 31, 2000, the Company had total stockholders' equity of $7,828,363 as compared to $8,750,435 at June 30, 2000. The decrease in stockholders equity in the six months ended December 31, 2000 is primarily caused by the Company's net loss of $1,946,236.

For the six-month period ended December 31, 2000, cash and cash equivalents declined $956,623, or 12%, to $7,032,635 at December 31, 2000 from $7,989,258 at
June 30, 2000. Cash flows used in operating activities were $1,031,198. The principal source of cash flow from operating activities was approximately $177,000 from the Company receiving grant payments from sponsoring governmental agencies and an increase in the liability for patent-related litigation of $115,000. The principal uses of cash flow from operating activities was a net loss before depreciation, amortization, and compensation related to stock options, of approximately $1,157,000 primarily due to the Company financing all research and development projects through existing cash reserves and government grants, an increase in accounts receivable of approximately $58,000, an increase in prepaid expenses and other assets of approximately $80,000, and a decrease in accounts payable and accrued expenses of approximately $41,000. Cash flows used in investing activities totaled approximately $229,000, for the purchase of property and equipment. Cash flows provided by financing activities totaled approximately $321,000, from the receipt of stock subscriptions receivable.

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


ITEM  3.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
--------


The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk

PART  II.     OTHER  INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS
--------

On December 20, 2000, Axis/Shields ASA, a Norway Corporation, filed a lawsuit in the United States District Court in the Southern California District, alleging that the manufacture or sale by Sangui USA of its Carbohydrate-Deficient Transferring ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. The lawsuit further sought to enjoin the manufacture and sale of the CDT kits by Sangui of the type manufactured by Sangui USA at the time Axis filed its complaint. The Company does not believe that it has infringed on the patent rights owned by Axis; however, any proceeding or litigation has the element of uncertainty and accordingly, the Company has recorded a liability of $115,000 for its best estimate of potential costs to be incurred defending against the patent infringement claims. In the opinion of the Company, the accrued liability is adequate, and the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.


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

None

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


Dated:  February 14, 2001