Form 10QSB
period 2001-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2001-05-18
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  March 31. 2001
[     ]     TRANSITION REPORT  PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

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

Title  of  each  class  of  Common  Stock          Outstanding at May 14, 2001
-----------------------------------------          -----------------------------
  Common  Stock,  no par  value                           40,514,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [    ]  No  [  X  ]

INDEX

                       SANGUI BIOTECH INTERNATIONAL, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

         Consolidated Balance Sheet at March 31, 2001 (Unaudited)

        Consolidated Statements of Operations and Comprehensive Loss (Unaudited) Three months and Nine months ended March 31, 2001 and 2000.

         Consolidated Statements of Cash Flows (Unaudited) Nine months ended March 31, 2001 and 2000.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------

                                                             MARCH 31,
                                                                 2001
                                                           (UNAUDITED)
                                                         -------------

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . .  $  6,214,401
  Accounts receivable . . . . . . . . . . . . . . . . .       106,074
  Inventories . . . . . . . . . . . . . . . . . . . . .        80,559
  Prepaid expenses and other assets . . . . . . . . . .       426,266
                                                         -------------
  Total Current Assets. . . . . . . . . . . . . . . . .     6,827,300

PROPERTY AND EQUIPMENT - NET. . . . . . . . . . . . . .       558,124

PATENTS . . . . . . . . . . . . . . . . . . . . . . . .        38,109

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $  7,423,533
                                                         =============

                  LIABILITIES & STOCKHOLDERS' EQUITY
                  ----------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . .  $    191,674

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . .             -

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 5,000,000 shares
  authorized; no shares issued and outstanding. . . . .             -
  Common stock:  no par value; 50,000,000 shares
  authorized, 40,514,363 shares issued and outstanding.    18,530,881

  Additional paid-in capital. . . . . . . . . . . . . .       750,000
  Stock subscriptions receivable. . . . . . . . . . . .      (225,000)
  Prepaid consulting fees . . . . . . . . . . . . . . .      (771,169)
  Accumulated other comprehensive loss. . . . . . . . .      (393,535)
  Accumulated deficit . . . . . . . . . . . . . . . . .   (10,659,318)
                                                         -------------

  Total stockholders' equity. . . . . . . . . . . . . .     7,231,859

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $  7,423,533
                                                         =============

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                FOR THE                                FOR THE
                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               MARCH 31,                              MARCH 31,
                                                             (UNAUDITED)                             (UNAUDITED)
                                                        --------------------                     -------------------
                                                               2001                 2000          2001          2000
                                                --------------------  -------------------  ------------  ------------


SALES. . . . . . . . . . . . . . . . . . . . .  $           151,680   $          115,329   $   414,662   $   330,786

COST OF SALES. . . . . . . . . . . . . . . . .               92,411               68,753       266,786       206,645
                                                --------------------  -------------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . .               59,269               46,576       147,876       124,141

OPERATING EXPENSES
Research and development . . . . . . . . . . .              232,879              219,273       722,866       595,657
General and administrative . . . . . . . . . .              191,073              338,596     1,092,857       675,152
Compensation expense related to stock options.              250,000                    -       750,000             -
Depreciation and amortization. . . . . . . . .               37,312               35,507       102,013        97,507
Amortization of prepaid consulting fees. . . .              110,000              393,125       333,831     1,179,375
                                                --------------------  -------------------  ------------  ------------

Total Operating Expenses . . . . . . . . . . .              821,264              986,501     3,001,567     2,547,691

LOSS FROM OPERATIONS . . . . . . . . . . . . .             (761,995)            (939,925)   (2,853,691)   (2,423,550)

OTHER INCOME
Interest income. . . . . . . . . . . . . . . .               67,178               14,155       212,638        49,916
                                                --------------------  -------------------  ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . .             (694,817)            (925,770)   (2,641,053)   (2,373,634)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments . . .             (261,687)             (16,523)     (282,721)      (43,932)
                                                --------------------  -------------------  ------------  ------------

COMPREHENSIVE LOSS . . . . . . . . . . . . . .  $          (956,504)  $         (942,293)  $(2,923,774)  $(2,417,566)
                                                ====================  ===================  ============  ============

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS PER COMMON SHARE
Net loss . . . . . . . . . . . . . . . . . . .               ($0.02)              ($0.03)       ($0.07)       ($0.07)
                                                ====================  ===================  ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING. . . . . . . . . . . . . . . . . .           40,514,303           32,879,796    40,514,303    32,848,690
                                                ====================  ===================  ============  ============

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FOR THE
                                                                                           NINE MONTHS ENDED
                                                                                                MARCH 31
                                                                                               (UNAUDITED)
                                                                                          -------------------
                                                                                            2001          2000
                                                                              -------------------  ------------


CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (2,641,053)  $(2,373,634)
Adjustments to reconcile net loss to cash used by operating activities
  Compensation expense related to vesting of previously issued stock options             750,000             -
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .             102,013        97,507
  Amortization of prepaid consulting fees. . . . . . . . . . . . . . . . . .             333,831     1,179,375

Changes in operating asset and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (50,356)       28,576
  Grant receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             176,844             -
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (869)       24,403
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .            (210,756)      188,883
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .             (38,531)      (10,795)


Net cash used in operating activities. . . . . . . . . . . . . . . . . . . .          (1,578,877)     (865,685)
                                                                              -------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of marketable securities. . . . . . . . . . . . . . . .                   -       293,130
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .            (234,626)     (141,472)


Net cash (used in) provided by investing activities. . . . . . . . . . . . .            (234,626)      151,658
                                                                              -------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .                   -     6,538,015
  Collection of stock subscription receivable. . . . . . . . . . . . . . . .             321,367             -
                                                                              -------------------  ------------

Net cash provided by investing activities. . . . . . . . . . . . . . . . . .             321,367     6,538,015
                                                                              -------------------  ------------

Effect of exchange rate changes. . . . . . . . . . . . . . . . . . . . . . .            (282,721)      (43,932)
                                                                              -------------------  ------------

Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . .          (1,774,857)    5,780,056
                                                                                               -
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .           7,989,258       305,501
                                                                              -------------------  ------------

Cash and cash equivalents, ending of period. . . . . . . . . . . . . . . . .  $        6,214,401   $ 6,085,557
                                                                              ===================  ============


Supplemental disclosures:
  Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            1,049   $     1,008
                                                                              ===================  ============
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              800   $         -
                                                                              ===================  ============

                       SANGUI BIOTECH INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Accordingly, the accompanying consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in Form 10-KSB for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Nature  of  Business
--------------------

Sangui BioTech International, Inc. (the "Company") ("SGBI") was incorporated in Colorado on July 14, 1995. Since inception, the Company has primarily been engaged in the commercial development and manufacturing of immunodiagnostic kits, which are sold by the Company in niche markets in the United States and Europe, by of the Company's wholly owned subsidiary Sangui BioTech, Inc. ("Sangui USA"). Sangui USA's laboratory and headquarters are located in Santa Ana, California, and this facility is devoted to immunodiagnostic research, development, manufacturing and distributing, marketing, and administrative functions for the Company. Sangui USA was incorporated in Delaware on August 2, 1996. Sangui USA is the parent company to two wholly owned subsidiaries, SanguiBioTech AG ("Sangui AG") and GlukoMediTech, AG ("Gluko"). Sangui AG and Gluko were incorporated in Mainz, Germany on November 25, 1995 and July 15,
1996, respectively. Sangui AG and Gluko are engaged in the development of artificial oxygen carriers and glucose implant sensors, respectively.


On May 15, 1999, Sangui BioTech PTE Ltd. ("Sangui Singapore") was incorporated in Singapore. SBTS is expected to become a regional office for the Company and its subsidiaries and to be engaged in the business of carrying out research and development projects in conjunction with the German subsidiaries.

Consolidation
-------------

The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign  Currency  Translation
------------------------------

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expenses are translated at weighted average exchange rates for the period. The Company had foreign exchange transaction losses of $(261,687) and $(16,523) for the three months ended March 31, 2001 and 2000, and $(282,721) and $(43,932) for the nine months ended March 31, 2001 and 2000, respectively.

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


Segments  of  an  Enterprise  and  Related  Information
-------------------------------------------------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. (See Note 6).

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

Stock  Compensation
-------------------

The Company adopted FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the financial statements.

Accounting  for  Derivative  Instruments  and  Hedging  Activities
------------------------------------------------------------------

The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

New  Accounting  Pronouncements
-------------------------------
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE  3  -  RETIREMENT  OF  PREFERRED  STOCK
--------------------------------------------

During the nine months ended March 31, 2001, the Company retired all the outstanding shares of its preferred stock. As a result, preferred stock decreased by $5,050 and common stock increased by $5,050.

NOTE  4  -  PATENT  RELATED  LITIGATION  SETTLEMENT
---------------------------------------------------

On December 20, 2000, Axis/Shields ASA, a Norway Corporation (Axis), filed a lawsuit in the United States District Court in the Southern California District, alleging that the manufacture or sale by Sangui USA of its Carbohydrate-Deficient Transferring ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. On March 26, 2001, an agreement was reached with Axis to resolve this lawsuit. Sangui USA agreed to cease the manufacture or sale of its ChronAlco CDT test kit by June 26, 2001. Sangui USA has redesigned a new CDT kit and plans to introduce the new kit to current and potential new customers by May 31, 2001.


NOTE  5  -  COMPENSATION  EXPENSE  RELATED  TO  STOCK  OPTIONS

Per Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company has recognized compensation expense for previously issued options in the amount of $250,000 and $750,000 in the accompanying statement of operations for the three and nine months ended March 31, 2001, respectively.

NOTE  6  -  BUSINESS  SEGMENTS

The Company reports it business segments based on geographic regions, which are as follows:

                                      Three months ended     Nine months ended
                                           March 31,              March 31,
                                         2001      2000        2001        2000
                                   ----------  --------  ----------  ----------

Net sales:
---------------------------------
Sangui USA. . . . . . . . . . . .  $  151,680  $115,329  $  414,662  $  330,786
Sangui BioTech AG . . . . . . . .           -         -           -           -
GlukoMediTech,AG. . . . . . . . .           -         -           -           -
Sangui BioTech PTE Ltd, Singapore           -         -           -           -
                                   ----------  --------  ----------  ----------
                                   $  151,680  $115,329  $  414,662  $  330,786
                                   ==========  ========  ==========  ==========


Net loss:
---------------------------------
Sangui USA. . . . . . . . . . . .  $  344,975  $638,052  $1,475,895  $1,478,691
Sangui BioTech AG . . . . . . . .     215,826   174,848     778,946     595,025
GlukoMediTech,AG. . . . . . . . .      97,305   112,870     299,642     299,918
Sangui BioTech Singapore PTE Ltd.      36,711         -      86,570           -
                                   ----------  --------  ----------  ----------
                                   $  694,817  $925,770  $2,641,053  $2,373,634
                                   ==========  ========  ==========  ==========


Depreciation and amortization
---------------------------------
Sangui USA. . . . . . . . . . . .  $  117,019  $402,946  $  344,985  $1,200,310
Sangui BioTech AG . . . . . . . .      21,410    20,233      65,703      62,313
GlukoMediTech,AG. . . . . . . . .       8,883     5,453      25,156      14,259
Sangui BioTech Singapore PTE Ltd.           -         -           -           -
                                   ----------  --------  ----------  ----------
                                   $  147,312  $428,632  $  435,844  $1,276,882
                                   ==========  ========  ==========  ==========

Identifiable assets
-------------------
Sangui USA. . . . . . . . . . . .  $1,129,168
Sangui BioTech AG . . . . . . . .   2,846,320
GlukoMediTech,AG. . . . . . . . .   3,031,661
Sangui BioTech Singapore PTE Ltd.     416,384
                                   ----------
                                   $7,423,533
                                   ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OPERATIONS
----------

Forward-looking  statements
---------------------------

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


FINANCIAL  POSITION
-------------------

The current assets of the Company decreased approximately $1,690,000, or 20%, from June 30, 2000 to approximately $6,827,000 as of March 31, 2001. The decrease is primarily attributable to a decrease in cash of approximately $1,775,000, a decrease in grants receivable of approximately $177,000, an increase in accounts receivable of approximately $51,000, and an increase in prepaid and other assets of approximately $211,000. The decrease in cash and increase in accounts receivable and prepaid and other assets was caused by the normal day to day operations of the Company. The change in grants receivable was a result of the Company receiving a lower amount of grant payments from sponsoring governmental agencies.

The Company's property and equipment increased approximately $141,000, to approximately $558,000 as of March 31, 2001. Property and equipment increased approximately $235,000 from the purchase of certain property and equipment and decreased approximately $94,000 due to depreciation.

The Company funded its operations primarily through its existing cash reserves. The decrease in stockholders' equity and liabilities of approximately $1,557,000 is primarily caused by the Company's current period comprehensive loss of approximately $2,924,000, a reduction in stock subscription receivable of approximately $321,000 due to cash collected, a reduction in prepaid consulting fees of approximately $334,000 due to amortization of the prepaid, an increase in additional paid-in capital of $750,000 due to the value of options, and a decrease in accounts payable of approximately $38,000.

RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  March  31,  2001  and  2000:

Sales for the three-months ended March 31, 2001 were approximately $152,000, compared to approximately $115,000 for the same period in the prior year. This is an increase of $37,000, or 32%. The increase is primarily attributable to increased marketing efforts of the Company's immunodiagnostic kits.

Cost of sales for the three-months ended March 31, 2001 were approximately $92,000, compared to approximately $69,000 for the same period in the prior year. This is an increase of $23,000, or 33%, and is directly related to the increase in the sales of the Company's immunodiagnostic test kits.

Research and development expenses for the three-months ended March 31, 2001 were approximately $233,000, compared to approximately $219,000 in the same period in the prior year. This increase of $14,000, or 6% is attributed to the Company maintaining both the number of developmental projects in process and the number of employees in the research and development area. The Company anticipates that the research and development costs of the Company will increase in the near term.

General and administrative expenses for the three-months ended March 31, 2001 were approximately $191,000, compared to approximately $339,000 for the same period in the prior year. This decrease of $148,000, or 44%, is attributed to a decrease in professional and consulting fees.

Compensation expense related to stock options for the three-months ended March 31, 2001 was $250,000, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company. There was no compensation expense related to stock options for the same period in the prior year.

Amortization of prepaid consulting fee for the three-months ended March 31, 2001 was $110,000, compared to $393,125 in the same period in the prior year. The decrease of $283,125, or 72%, results from an extension in the consulting agreement for an additional 24 months effective at the beginning of July 2000.

Interest income for the three-months ended March 31, 2001 was approximately $67,000, compared to approximately $14,000 in the same period in the prior year. The increase in interest income of $53,000, or 379%, is caused by the Company investing the unused portion of the cash raised during previous fund raisings.

As a result, net loss for the three-months ended March 31, 2001 was $(694,817), or $(0.02) per share, compared to $(925,770), or $(0.03) per share for the three-months ended March 31, 2000.

Nine  Months  Ended  March  31,  2001  and  2000:

Sales for the nine-months ended March 31, 2001 were approximately $415,000, compared to approximately $331,000 for the same period in the prior year. This is an increase of $84,000, or 25%. The increase is primarily attributable to increased marketing efforts of the Company's immunodiagnostic kits.

Cost of sales for the nine-months ended March 31, 2001 were approximately $267,000, compared to approximately $207,000 for the same period in the prior year. This is an increase of $60,000, or 29%, and is directly related to the increase in the sales of the Company's immunodiagnostic test kits.

Research and development expenses for the nine-months ended March 31, 2001 were approximately $723,000, compared to approximately $596,000 in the same period in the prior year. This increase of $127,000, or 21% is attributed to the Company maintaining both the number of developmental projects in process and the number of employees in the research and development area and a decrease of government grants to offset research and development expenses from approximately $177,000 in the prior year to no subsidies received in the current period. The Company anticipates that the research and development costs of the Company will increase in the near term.

General and administrative expenses for the nine-months ended March 31, 2001 were approximately $1,093,000, compared to approximately $675,000 for the same period in the prior year. This increase of $418,000, or 62%, is attributed to the expansion of the management team and an increase in professional and consulting fees.

Compensation expense related to stock options for the nine-months ended December 31, 2001 was $750,000, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company. There was no compensation expense related to stock options for the same period in the prior year.

Amortization of prepaid consulting fee for the nine-months ended March 31, 2001 was $333,831, compared to $1,179,375 in the same period in the prior year. The decrease of $845,544, or 72%, results from an extension in the consulting agreement for an additional 24 months effective at the beginning of July 2000.

Interest income for the nine-months ended March 31, 2001 was approximately $213,000, compared to approximately $50,000 in the same period in the prior year. The increase in interest income of $163,000, or 326%, is caused by the Company investing the unused portion of the cash raised during previous fund raisings.

As a result, net loss for the nine-months ended March 31, 2001 was $(2,641,053), or $(0.07) per share, compared to $(2,373,634), or $(0.07) per share for the nine-months ended March 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of March 31, 2001, the Company had total stockholders' equity of approximately $7,232,000 as compared to approximately $8,750,000 at June 30, 2000. The decrease in stockholders equity in the nine months ended March 31, 2001 is primarily caused by the Company's comprehensive loss of approximately $2,924,000, offset by an increase in additional paid in capital of $750,000 related to the amortization of the fair value of stock options previously issued to the chairman of the Company, and a decrease in prepaid consulting fees due to amortization of the prepaid of approximately $334,000, and a decrease in stock subscriptions receivable due to cash collections of approximately $321,000.

For the nine-month period ended March 31, 2001, cash and cash equivalents declined approximately $1,775,000, or 22%, to approximately $6,214,000 at March 31, 2001 from approximately $7,989,000 at June 30, 2000. Cash flows used in operating activities were approximately $1,579,000. The principal source of cash flow from operating activities was approximately $177,000 from the Company receiving grant payments from sponsoring governmental agencies. The principal uses of cash flow from operating activities was a net loss before depreciation, amortization, and compensation related to stock options, of approximately $1,455,000 primarily due to the Company financing all research and development projects through existing cash reserves and government grants, an increase in accounts receivable of approximately $51,000, an increase in prepaid expenses and other assets of approximately $211,000, and a decrease in accounts payable and accrued expenses of approximately $38,000. Cash flows used in investing activities totaled approximately $235,000, for the purchase of property and equipment. Cash flows provided by financing activities totaled approximately $321,000, from the receipt of stock subscriptions receivable.

The Company intends to intensify its development efforts during the remaining quarter of the current fiscal year ending June 30, 2001. The Company believes that its available cash will be sufficient to satisfy its requirements through June 30, 2001. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities during the current year. No assurance can be given that these efforts will be successful.

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
----------------------------------------------------------------------------

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

PART  II  -  OTHER  INFORMATION
-------------------------------

ITEM  1  -  LEGAL  PROCEEDINGS
------------------------------

On December 20, 2000, Axis/Shields ASA, a Norway Corporation (Axis), filed a lawsuit in the United States District Court in the Southern California District, alleging that the manufacture or sale by the Company's subsidiary, Sangui USA, of its Carbohydrate-Deficient Transferring ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. On March 26, 2001, an agreement was reached with Axis to resolve this lawsuit. Sangui USA agreed to cease the manufacture or sale of l its ChronAlco CDT test kit by June 26, 2001. Sangui USA has redesigned a new CDT kit and plans to introduce the new kit to current and potential new customers by May 31, 2001.


ITEM  2  -  CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS
----------------------------------------------------------

None

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------------------

Not  applicable

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS
-------------------------------------------------------------------------

Not  applicable


ITEM  5  -  OTHER  INFORMATION
------------------------------

Not  applicable


ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SANGUI  BIOTECH  INTERNATIONAL,  INC.


                               By  /s/  Wolfgang  Barnikol
                                   ----------------------------------
                                        Wolfgang  Barnikol
                                        President  &  CEO


Dated:  May  16 ,2001