Form 10KSB
period 2001-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2001-09-28
CIK 1104280

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549
                  ---------------------------------------------


 [X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                             EXCHANGE  ACT  OF  1934

                 FOR  THE  FISCAL  YEAR  ENDED  June  30,  2001

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

                         Common  Stock,  no  par  value

                                      Page1

                 ----------------------------------------------------
                               (Title  of  class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
  has  been  subject  to  such  filing  requirements  for  the  past  90  days.

                              Yes  [X]    No  [  ]

Check whether there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this Form, and will not be contained, to the best of Registrant's incorporated by reference in Part III of this Form 10-KSB or any amendment  to  this  Form  10-KSB.

                              Yes  [  ]    No  [X]

The  issuer's  revenue  for  the  fiscal  year ended June 30, 2001 was $567,007.

The  market value of the voting stock held by non-affiliates of the issuer as of
               September 25, 2001 was approximately  $10,354,613.

   The number of shares of the common stock outstanding as of September 25, 2001 was
                                   40,514,363.

                 Documents  incorporated  by  reference:   None.


         Transitional  Small  Business  Disclosure  Format  (check  one)
                              Yes  [  ]    No  [X]

   Part III of this Form 10 KSB is incorporated by reference to the Registrant's definitive proxy statement, which is expected to be filed within 120 days of the end of the Registrant's fiscal year ended June 30, 2001.

FORWARD  LOOKING  STATEMENT

This Annual Report contains forward-looking statements concerning, among other things, the Company's prospects affecting our potential and our business strategies.

These forward looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under "Risk Factors". Because these forward looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward looking statements. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict" that conveys the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements include, among others, the ability to obtain additional financing, which is not assured; rapid technological developments and changes; problems in developments of the Company's products; price and product competition by competitors; general economic conditions; and factors discussed in the Company's SEC filings.


                                      Page2

PART  1

ITEM  1.  DESCRIPTION  OF  BUSINESS

HISTORY

       Sangui BioTech, Inc. ("SBT") was incorporated in Delaware on August 2, 1996, and began operations in October 1996. In August 1997, Citadel acquired one hundred percent (100%) of the outstanding common shares of SBT, and as a result, SBT became a wholly-owned subsidiary of Citadel. Thereafter, Citadel Investment System Inc, a publicly held company, changed its name to Sangui BioTech International, Inc. Sangui BioTech International Inc. is referred in this report as the Company or SGBI. The Company's business operations are conducted through four subsidiaries: SBT, SanguiBioTech AG ("Sangui AG"), GlukoMediTech AG ("Gluko AG"), and Sangui Biotech Singapore Pte Ltd. ("Sangui Singapore").

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

     Sangui AG was established and organized under the laws of Germany in Mainz, Germany, on November 25, 1995. Sangui AG is in the business of developing hemoglobin-based artificial oxygen carriers as blood volume substitutes and
blood  additive  and   products  thereof.  The  officers  of  Sangui  AG  are
Professor Wolfgang Barnikol, M.D., Ph.D., Sieglinde Borchert, Ph.D., Harald Poetzschke, M.D. and Detlev Freiherr von Linsingen, attorney. The members of Sangui AG's supervisory board are Professor Joachim Lutz, M.D., Dora Malek, attorney, Oswald Burkhard, M.D., Ph.D., Cornelius Grau, businessman, Professor Dietrich Gronemeyer, M.D. and Doris Barnikol, Ph.D.

     Gluko AG was established and organized under the laws of Germany in Mainz, Germany, on July 15, 1996. Gluko AG is developing a long-term implantable glucose sensor, by-products thereof, and sensors. The officers of Gluko AG are Professor Wolfgang Barnikol, M.D., Ph.D., Sieglinde Borchert, Ph.D., Kai Zirk, engineer, and Detlev Freiherr von Linsingen, attorney-at-law. The members of Gluko AG's supervisory board are Professor Dietrich Gronemeyer, M.D., Dora Malek, attorney-at-law, Oswald Burkhard, M.D., Ph.D., Cornelius Grau, business man, Professor Joachim Lutz, M.D. and Doris Barnikol, Ph.D.

     Since April 1998, the facilities of Sangui AG and Gluko AG, about 800 square meters, are located on the premises of the Forschungs- und Entwickungszentrum of the University of Witten/Herdecke, Witten, Germany.

     Sangui Singapore was incorporated in Singapore on May 15, 1999. Sangui Singapore is the Asia regional office for the Company and is expected to be engaged in the business of carrying out research and development projects as well as animal experiments in conjunction with the German subsidiaries. The premises of the company, about 350 square meters, are located in the Science Park II, Gemini Building, Singapore.

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

    To date, neither SGBI nor any of its subsidiaries has had profitable operations. The Company has never been profitable and, through June 30, 2001, the Company's accumulated deficit exceeded $11.6 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as it expands its research and development efforts, testing activities and

                                      Page3
manufacturing operations. All of the Company's potential products are in development except for the immunodiagnostic test kits. The Company will need to obtain substantial additional capital to fulfill its business plan.

BUSINESS  OF  THE  COMPANY

     The  Company's  mission  is  the development of novel proprietary products.

     The special focus of Sangui AG is on developing oxygen carriers capable of human organ support in cases of acute and chronic lack of oxygen or blood loss due to surgery, accident, arterial occlusion, anemia or other causes. The Company seeks to develop and commercialize such artificial oxygen carriers with blood volume substitute/blood additive technologies by reproducibly synthesizing polymers of defined molecular sizes. The Company also develops oxygen carriers for external application in the medical and cosmetic fields in the form of jellies and emulsions for the regeneration of the skin.

The second important project pertains to Gluko AG's long term implantable glucose sensor for day and night monitoring of a patient's glucose level.
The project is designed to obviate the need for persistent blood sampling and to provide required information on a continuous basis, which could minimize the harmful effects of peaks and troughs in the patient's blood sugar level.

     SBT has completed the development of nine in vitro diagnostics kits. Five products have been cleared for marketing by the United States Food and Drug Administration ("FDA"). The other four kits were sold overseas with Certificate of Exportability from the FDA. In December, 2000, the Company's only competitor in the CDT business, Axis/Shields, a Norwegian Company purchased by Shields Diagnostics of United Kingdoms, filed a lawsuit against the Company for alleged infringement on a U.S. patent held by Axis Biochemical ASA. The Company has reached a settlement with Axis/Shields and agreed to discontinue the sales of the Company's CDT product, trade-marked ChronAlco ID CDT test kit.
Sales related to this test kit totalled $312,000 and $279,000 for the years ended June 30, 2001 and 2000, respectively. The Company has since re-designed its CDT product, called ChronAlco ID II CDT test kit, to resolve the patent conflict. The Company has since sold the new version of CDT kit, i.e. ChronAlco ID II CDT test kit, to its distributors and customers. There is no significant loss or gain of the Company's CDT business.

ARTIFICIAL  OXYGEN  CARRIER

     There are several products in development that are polymers of natural hemoglobins with oxygen carrying abilities similar to native hemoglobin:

     The Company seeks to develop and commercialize proprietary artificial blood volume substitute/artificial oxygen carrier technologies by synthesizing reproducible polymers of defined molecular sizes. The experiments completed in the Company's laboratories demonstrated that it is possible to polymerize hemoglobins isolated from pigs resulting in huge soluble molecules, the so-called hyperpolymers. In August 2000 the Company finalized its work on the pharmaceutical formulation of the oxygen carrier for laboratory scale. In February 2001 a pilot production in a laboratory scale has been carried out in the Company's clean room. At present the Company is working on the upscale process.

Blood  Volume  Substitute
----------------------------------

     The need for blood volume substitutes is growing because of: (i) reduced willingness of the population to give blood; and (ii) contamination of donors with HIV and hepatitis viruses. The worldwide market for stored blood is estimated to total about US $ 5 billion per year.

     Invasive surgery, resulting from such causes as transplantation or accidents, can result in substantial loss of blood. In such circumstances, blood volume has to be substituted to avoid shock. Blood substitution must be done with an isoncotic solution that has the same colloid-osmotic pressure as blood

                                      Page4
plasma. Such blood volume substitutes are called "plasma expanders". These expanders use macromolecules like polysaccharides or gelatin to generate the oncotic pressure.

Blood  additive
-------------------

     In cases where the native blood oxygen carrier system does not deliver enough oxygen to tissues of the heart, brain, extremities, kidneys and other organs or to cancer tumors, a critical clinical situation arises requiring another oxygen carrier strategy. In these cases, the patients do not have a blood volume deficiency, but suffer from an oxygen deficiency. To compensate for this oxygen deficiency, an artificial oxygen carrier must be introduced into the circulatory system and this additive must have no influence on the oncotic pressure, i.e., it must have a negligible oncotic pressure as compared to normal, which is about 30hPa. Sangui AG has polymerized various hyperpolymers in small quantities, as described above with characteristics such as sufficiently low viscosity and a negligible oncotic pressure at the desired concentration and desired hematocrit concentration.

Small animal exchange experiments with artificial oxygen carriers carried out by the Company have demonstrated that these carriers are very effective in oxygen transport already in small concentrations within the blood plasma and that they show a synergistic effect with native transport systems. Also it was possible to synthesize hyperpolymeric oxygen carriers which exhibit almost no immunogenicity in mice sensitized to hemoglobin. Experiments conducted in alert rats with a magnetometric method appear to demonstrate that the hyperpolymer hemoglobins irritate the reticulo-endothelial system of the liver far less than emulsions of fluorocarbon or encapsulated hemoglobins solutions.


The management of Sangui AG believes that the additive feature of the oxygen carrier under development, could potentially address a market possibly equal to or larger than that of blood volume substitutes. It has been reported that the oxygenation of solid tumors makes them more sensitive to radio and chemo therapy. Management believes that its blood additive technologies, for which there are no known competitive products, could be very attractive in the medical field. Therefore, the development of an artificial oxygen carrier has become the primary focus of the management of SGBI. However, such a market projection for plasma expanders and additives, as therapeutics for oxygen deficiency disorders, cannot be ascertained, since such products are not available in the marketplace.

     If oxygen carriers can be used successfully in the cancer field, this could be expected to speed the approval process for the use of blood volume substitutes based on similar technologies. However, there can be no assurances that these applications will be approved by the various government regulatory agencies, including but not limited to the FDA in the United States and the similar agencies in Germany and other Western European countries.

     It should be noted that this specialized or niche application, if successfully developed, would have a market potential substantially smaller than the overall market of artificial blood volume substitute or the therapeutic market (with oxygen carrier as an additive or therapeutic agent) for more widespread oxygen deficiency disorders such as myocardial infarction and stroke.

      Sangui AG has received a grant from the government of the German state of Northrhine-Westphalia in an amount of more than US $2,000,000 which covers 40% of the estimated costs of the research and pre-clinical development of the Company's polymer hemoglobin based artificial oxygen carrier. Sangui AG has received installments of approximately 1,880,000 German Marks (approximately US$818,000) from the grant to reimburse 40% of its research and development expenses and related capital expenditures in the period from April 1998 through June 2001.


Oxygen  carriers  for  regeneration  of  the  skin
-----------------------------------------------------
                                      Page5

The healthy skin is supplied with oxygen, both through the supply from inside and also through diffusion from outside, in which connection with the proportion of the supply of the exterior cell layers of the upper skin, the so-called Stratum germinativum, located directly beneath the Stratum corneum, is normally around 50 percent. Lack of oxygen of the skin will cause degenerative alterations of various extent, ranging from surface damage to open wounds. The cause for the lack of oxygen may be the normal aging process, but also burns or radiation. Impairment of the blood flow, for example caused by diabetes mellitus, can also lead to insufficient oxygen supply and resulting skin damage.

The new preparations under development by Sangui AG have been designed to contribute to supporting the regeneration of the skin in the case of lack of oxygen. In addition to the therapy, these preparations are also intended for purposes of prevention, among others for the improved oxygen supply of the skin in the course of a radiation therapy, or in the case of an acne treatment.

The basic idea of the mode of effectiveness consists of the mechanism of the facilitated oxygen diffusion. The oxygen carriers are intended to increase the diffuse flow of oxygen from outside, when having been worked into the exterior cell layers.

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

                                      Page6

     Accordingly, it should be of substantial advantage to be able to constantly and automatically monitor the blood sugar level of the patient. To do so, the glucose monitor must stay at or in the patient for a long period of time making the procedure cost effective and efficacious. Problems ofinfection, comfort, and the risk of detachment should all favor a permanently implantable sensor.

     The device being developed by the Company communicates via radio signals with a control panel/modem outside the body and supplies the patient with the necessary information. In combination with a dosage pump for insulin
(internal or external) an artificial beta-cell for insulin dependent diabetics could be realized. Until now, an implantable glucose sensor has been the missing link in the development of a beta cell for the automatic dispensation of insulin.

     German insurance companies have estimated the possible savings for a patient with Type I diabetes to range from between approximately $6,000 to $8,000 per annum. Based on a unit price of about $7,000, the market potential for the developed countries could amount to several billion dollars per year.

     The following experimental results were obtained in furtherance of the Company's objective of developing an implantable glucose sensor on the basis of physical measurement systems:

* polarimetric, infrared and refraktometric measurements of glucose concentrations in the physiological range resulted in electronic signals, sufficiently high for further processing
* glucose is responsible for at least 95% of the optical rotation of ultrafiltered blood plasma
* the concentration of glucose in ultrafiltrated tissue fluid equals that of blood
* the level of glucose in an implanted ultrafiltrating hollow fiber did not drift, in the sense of decreasing, over a period of three weeks
* the adjusting time of the glucose level in the hollow fiber is about ten minutes and is also stable over a period of three weeks

     Gluko AG presented a first model of a long-term implantable glucose sensor at the Duesseldorf MEDICA Show in November 1998. The Company demonstrated an improved model comprised of a miniaturized optical system (which includes a light source, diodes, light detectors and an integrated sensor electronics which has not been finally miniaturized yet) at the Duesseldorf MEDICA Show in November 1999. In August 2000, the Company stated a further development of its concept for the long term implantable glucose sensor which offers the Company an additional possibility to also develop an "insertable" sensor for the initial clinical adjustment of diabetics. In contrast to an implanted sensor this is completely under the skin and has no connection at all through the skin to the outside, an inserted sensor is "pierced" through the skin. In contrast to the implantable sensor, the functional capacity does not depend on a complete miniaturizing of the electronic system. Gluko's engineers have advanced the construction of the sensor in such a way that in future all moveable mechanic parts can be completely dispensed. Since the final mechanically moveable sensor component - a micro pump with a relatively high energy demand - has been omitted, the sensor might become safer in operation. The change might have a positive effect on the sensor's energy supply.

In September 1999, Gluko AG received a grant from the German state of Northrhine-Westphalia in the amount of approximately $2,000,000 for the long term implantable glucose sensor. The grant will cover 40% of the budget project cost from December 1998 to November 2001. Gluko AG has already received installments of approximately 800,000 German Marks (approximately $365,000) from the grant to reimburse 40% of its relevant expenses in the period from December 1998 through June 2001. The grant requires the Company's economic ability to cover 60% of the project costs on its own. An additional condition of the grant is that if the product is developed before 2003, it must be produced in the German state of Northrhine-Westphalia.

BY  PRODUCTS

     The knowledge gained during developing the glucose sensor, has resulted in the development of two by-products based on the measuring systems of the glucose sensor:

                                      Page7

*     a high precision analytical micro system for monitoring and controlling of
(bio)chemical  processes  in  biotechnology,  chemistry  and Pharma industry and
*     a  polarimeter/spectrometer  designed  for  laboratory  work

     During his work at the University in Mainz, Germany, one area of Professor Barnikol's research focused on respiration processes. From this research work Gluko AG's projects in the field of anesthesia, intensive care and sleep diagnostics are derived. The product line comprises monitoring devices as:

*     a  sensor  tube
*     a  sensor  connector  for  new  borns
*     a  nose  sensor
*     a  main  stream  respiratory  oxygen  sensor

     Further  by  products  of  the  Gluko  AG  are:

*     an  oxygen  sensor  device  for  the  skin  (skin-oxy-meter)
*     an  equipment  for  small  animal  (rats  and  also  mice)  experiments
*     a  respiratory  microvalve
*     a  micro  respiratory  flow  sensor


IMMUNODIAGNOSTIC  TEST  KITS

     The Company has developed a number of immunodiagnostic products including the niche Carbohydrate-Deficient Transferrin (CDT) test kit. The Company plans to attempt to increase the sales of its products by (1) introducing its products to additional distributors covering geographic markets, which the Company currently has no coverage, and (2) offering the products to established distributors and larger companies who have established distribution and worldwide marketing network at significant discounts.

     SBT has completed the research and development of certain health care products which are intended to be produced, promoted, marketed, and used world-wide. SBT's products consist of: (i) a CDT- test kit, which is used to detect chronic alcohol abuse; (ii) a urinary micro-albumin test, which is a diagnostic test to detect small amounts of proteinuria in diabetes mellitus; (iii) two different kits for the measurement of Parathyroid Hormone, which is a diagnostics adjunct to the differential diagnosis of hyper- and hypo-parathyroidism. ; (iv) ACTH (Adrenocorticotropic Hormone), a niche endocrine test for adrenal cortex function; (v) Calcitonin, another endocrine test for a rare disease; (vi)Erythropoietin (EPO), a test for certain types of anemia; and (vii) TSH (Thyroid Stimulating Hormone or Thyrotropin), a common and popular thyroid function test, but faced with over forty (40) competitors' products on the same test.

     All the products are based on the microplate format, except for the Parathyroid Hormone (PTH) IRMA and TSH IRMA. This microplate or microtiter platform was chosen, because microplate readers are quite common in the clinical and hospital medical laboratory setting. All the test kits, except TSH, are targeted at the niche laboratory market. Nonetheless, due to the aging or maturation of the in vitro diagnostics industry, unprecedented fierce competition coupled with healthcare cost containment has resulted in the appearance of the previous niche tests on the menu of proprietary instrumentation made by billion dollar well-capitalized companies owned by the world-class pharmaceutical companies. At present, the only product, which truly can be considered "niche" is the CDT.

* CDT (Carbohydrate Deficient Transferrin). Has been reported as the most reliable test for identification of chronic alcohol abuse. The worldwide market potential is estimated at between US $1.5 million to US $ 2 million per annum. The market potential has been reduced, due to the discontinuation of reimbursement in Germany. This test uses microplate format Turbidimetric Immunoassay with

                                      Page8
prepackaged chromatography columns. The SBT CDT test kit, trademarked as ChronAlco I.D. in Germany, has been found to be superior to the product made by the only other manufacturer (competitor) by two leading German scientists. However, the Company's only CDT competitor, Axis/Shields has changed its product such that the Axis/Shields new product is quite similar to the Company's. The Company has no patent or patent application for its CDT assay. About 55% of the product sales realized by the Company were derived from this product for the fiscal year ended June 30, 2001.

* Intact-PTH on the ELISA Microplate format (2nd Generation). This product has been cleared under the 510(k) regulations by the FDA in late December 1997. It has one distinct advantage over the two other ELISA microplate PTH kits on the market. It is faster and easier, with performance characteristics similar or superior to the competitors. Nonetheless, the sales increase has been gradual. The management believes that the lack of significant sales is mostly likely due to the current market trend of complete turn-key (hands off or complete) automation in the laboratory business, dominated by divisions of large pharmaceutical companies.

* Intact-PTH IRMA (ImmunoRadioMetricAssay). The radioactive version will compete mainly based on price. The worldwide market potential for all the PTH kits, with over 12 competitors, is estimated at US $ 50 million per annum, dominated by large companies with proprietary fully automated instrumentation.

* Microalbumin quantitative test via TIA. Highly sensitive determination of small quantities of albumin in urine. Early detection of microalbuminuria can prevent subsequent irreversible renal impairment in patients with Diabetics Mellitus. The worldwide market potential is estimated at US$5 million per annum. However, the Company has derived negligible sales for the last three years (since the completion of product development on this product) due to market dominance of large companies, such as Roche/ Boehringer Mannheim and Beckman Instruments,Inc.

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

To date, the Company's efforts to sell its products to emerging markets such as the mainland China, Hong Kong and Taiwan have been unsuccessful and the sales to date have been very limited. At present, the Company intends to comply with the regulations published by the Notified Bodies of the CE (European Community) for in vitro diagnostic kits. The Company plans to implement the requirements in compliance with the CE Mark regulations before the deadline in 2003.

                                      Page9

DEVELOPMENT  PROCESS

ARTIFICIAL  OXYGEN  CARRIER

     In December 1997 the Company decided that porcine hemoglobin should be used as basic material for its artificial oxygen carriers. In March 1999 the Company came to the fundamental decision as to which hemoglobin hyperpolymer will go into preclinical investigation and that glutaraldehyde will be taken as cross linker and pyridoxalphosphate as effector. The fine adjustment of the formula of the artificial oxygen carriers - optimized for laboratory scale - was finalized in Summer 2000. This fine adjustment comprises different conditions like concentrations of glutaraldehyde and pyridoxalphoshate, incubation times, and temperature.

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

    At this point in time, the Company is developing the upscaling process for preparation of a large amount of oxygen carrier for preclinical and clinical trials. According to regulatory requirements, all drugs have to pass through preclinical and clinical trials before approval (e.g. FDA approval: Federal drug administration) and launching to the market. In preclinical trials, experiments using animal models and tissue culture models have to be carried out to evaluate the efficacy and safety of the developed drug. Phase I of the clinical trials, so called "human pharmacology" comprises the application of the drug in healthy volunteers. Phase II is called "therapeutic explanatory" and comprises trials with a small number of ill patients. Phase III is called "therapeutic confirmation" and comprises trials with a larger number of ill patients.

     Management of the Company believes that the European and FDA approval process will take at least several years.

IMPLANTABLE  GLUCOSE-SENSOR  AND  TECHNICAL  BETA-CELL

     The glucose sensor under development by Gluko AG is based on physical methods for the determination of the diabetic's glucose level. Three physical measurement systems have been developed for the glucose detection system: a polarimetric, an infrared system, and a refractometric system. These systems have to be proved to be specific for in vitro determination of glucose levels in the physiological range of 50 to 500 milligram glucose per decilitre. At present, it is not settled which one of the systems will be used in the first generation of the sensor. Gluko AG endeavors to install

                                     Page10
two independent measuring systems in its sensor to increase the specificity and accuracy of the glucose determination.

     The sensor will be implanted into the subcutaneous fat tissue in the stomach area near the belly button. The Company endeavors to develop a glucose sensor that might be implanted for a period of three to five years. To protect the detection system inside the measuring chamber from large compounds of the interstitial fluid, especially from proteins, and to increase the specificity of the system, an exchange membrane will be part of the sensor.

     During the day, it is planned to send the measuring signal telemetrically to a glucose watch which the diabetic patient will carry at his wrist. During the night, the telemetric signal will be sent to a receiver which will monitor the glucose level and warn the patient of hypoglycemia and hyperglycemia acoustically.

     The latest further development in the sensor construction provides the additional possibility of developing also an "insertable" sensor for the initial clinical adjustment of diabetics. In contrast to an implanted sensor that is completely under the skin and has no connection at all through the skin to the outside, an inserted sensor is so to speak "pierced" through the skin and it has a connection to the outside. The insertable sensor of the Company is being designed to allow a continuous glucose determination over several days and to exhibit the same measuring principles and almost the identical design as the implantable sensor. In contrast to the implantable sensor, the functional capacity does not depend on a complete miniaturizing of the electronic system. The analyzing unit will be outside of the human body and connected by cable with the insertable sensor.

     The construction of the glucose sensor has been changed so that all moveable mechanical parts can be completely dispensed in an effort to increase the safety of the sensor and to have a positive effect on the sensors' energy supply.

     According to regulatory requirements, all medical devices have to pass through clinical trials before approval (e.g. FDA approval; Federal drug administration) and launching to the market. Unlike the Company's oxygen carriers that are classified under pharmaceutical products, glucose sensors are classified as medical devices and have a different approval process. The clinical trials for the glucose sensor do not have different phases and entails doing studies immediately with diabetic patients.

     Management of the Company believes that European and FDA approval process will take at least several years for the implantable glucose sensor.


PATENTS  AND  PROPRIETARY  RIGHTS

     The Company has the policy of seeking patents covering its research and development and all modifications and improvements thereto. The German subsidiaries Sangui AG and Gluko AG have been granted 15 patents belonging to 14 patent families. Furthermore, the subsidiaries have applied for 37 patents belonging to 23 patent families.



MARKETING  AND  DISTRIBUTION

     Other than the immunodiagnostic products, the Company has not yet manufactured its products in commercial quantities.

SBT markets its immunodiagnostic products through a distributor in a particular country. The products are targeted at the smaller laboratories in Western Europe and the United States, who may have insufficient test volume to justify the installation of "turn-key" fully automated proprietary

                                     Page11
instrumentation by the large competitors. It also includes end users like independent clinical, hospital or physician operated laboratories.

     The Company sells its CDT kits mainly through one German distributor, selling directly to one customer in the US, and one distributor covering Switzerland and Austria. In December, 2000, the Company's only competitor in the CDT business, Axis/Shields, a Norwegian Company purchased by Shields Diagnostics of United Kingdoms, filed a lawsuit against the Company for alleged infringement on a U.S. patent held by Axis Biochemical ASA. The Company has reached a settlement with Axis/Shields and agreed to discontinue the sales of the Company's CDT product, trade-marked ChronAlco ID CDT test kit. The Company has since re-designed its CDT product, called ChronAlco ID II CDT test kit, to resolve the patent conflict. The Company has since sold the new version of CDT kit, i.e. ChronAlco ID II CDT test kit, to its distributors and customers. There is no significant loss or gain of the Company's CDT business.

     The Company has limited experience in sales and marketing of products. In general, the distributor is required to commit to a minimum sales volume in order to maintain an exclusive position in a given territory. It is not uncommon to provide a 30 to 50 % discount or even more from the product transfer price. The distributor typically uses the margin to pay for the shipping costs, its overhead, sales staff and keep the balance as profit. To date, the Company's has made exclusive distribution agreements in the certain sales territories, i.e. Austria, Italy and Turkey.

     Two customers accounted for approximately 54% of sales for the year ended June 30, 2001. Four customers accounted to approximately 70% of sales for the year ended June 30, 2000.

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

     Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies of the subsidiaries, and to a much less extent to SGBI, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state regulatory agencies. Additionally, to the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product

                                     Page12
marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.


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

Intact-PTH  IRMA                               Nichols
                                               IncStar
                                               DSL

ACTH  ELISA                                    Bayers
                                               DPC
                                               Nichols  Institute
                                               DSL
                                               CIS
                                               DiaSorin
                                               Euro  Diagnostics

Calcitonin  ELISA                              Nichols  Institute  Diagnostics
                                               DPC
                                               Mitsubishi
                                               DiaSorin
                                               DSL

CDT                                            Axis  Biochemical,
                                               ASA  (Axis/Shields)
                                               Hoffman-La-Roche (Distributor of
                                               one older Version of  Axis  kit)

Erythropoietin  ELISA                          R&D  Laboratories
                                               Nichols  Institute
                                               DLS
                                               DPC

 Microalbumin  quantitative test via TIA       BMC/  Hitachi
                                               Beckman
                                               DPC

     The market for the products and technologies of the Company is highly competitive, and SBT expects competition to increase. SBT will compete with many other health care research product suppliers, most of which will be larger than SBT.

                                     Page13

     Some of the competitors of SBT offer a broad range of equipment, supplies, products and technology, including many of the products and technologies contemplated to be offered by SBT. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, the competitors of SBT may have an advantage over SBT with respect to products and technologies first developed by such competitors. Additionally, many of the competitors of SBT have, and will continue to have, greater research and development, marketing, financial and other resources than SBT and, therefore, represent and will continue to represent significant competition in the anticipated markets of SBT. As a result of their size and the breadth of their product offerings, certain of these companies have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers for SBT. It is anticipated that SBT will benefit from their participation in selected markets which, as they expand, may attract the attention of the competitors of SBT. There can be no assurance that the Company will be able to compete successfully in these markets.

     The competition in the US $20 billion diagnostic business is fierce, mainly dominated by the large pharmaceutical and larger established biotechnology companies such as Abbott Laboratories, Hoffman La Roche etc.

     For its CDT kits, the Company's only competitor is Axis Biochemicals, ASA, in Oslo, Norway which has entered into European and distributorship arrangements with Bio Rad Laboratories, Inc. and Roche Diagnostics, a division of Hoffman-La-Roche. Large competitors with complete automation with proprietary instrumentation have offered packaged reagent rental programs to potential customers, for which the use of instrument is not paid by the customers except for some small commitment to purchase the products. These large companies dominate essentially over 80% of the endocrine assay markets in the developed countries such as the United States, Western Europe and Japan with their proprietary fully automated instruments. SBT can only attempt to increase the sales for its endocrine products to small laboratories through its distributors and seek to enter emerging markets in Latin America, Asia and Eastern Europe, where the need for endocrine has been traditionally minimal, due to the prevalent poverty and in some cases over-population.

BLOOD  VOLUME  SUBSTITUTE

     In the business of blood volume substitute, there are at least six large companies that have obtained substantial capitalization either through equity funding or through acquisition by large corporations, such as Baxter International acquiring Somatogen. Other future competitors are Hemosol Inc. in Canada, Northfield, Alliance Pharmaceutical and Biopure Corporation. Nearly all these companies have already made strategic marketing alliances with large companies with established marketing and distribution channels, such as Johnson and Johnson, Eli Lilly and Company, and Pharmacia/Upjohn. Most of these companies have already proceeded Clinical Trial Phase III with the FDA. Biopure Corporation has received approval in South Africa to treat acute anemia in surgery patients. To be competitive, the Company is attempting to develop well-characterized and differentiated products in unique formulations which could capture some of the market as a new generation of oxygen carrier/additives to address the markets of artificial blood volume substitutes as well as the potential new market of therapeutics for oxygen deficiencies.

BLOOD  ADDITIVE

     In the business of blood additive, Sangui AG is not aware of any existing or potential competitors.

GLUCOSE  SENSOR

     The Company is not aware of any glucose sensing implants currently available . In the last few years different approaches have been chosen by companies to reduce the pain caused by the finger pricks necessary for the determination of the blood glucose. Cygnus Inc., Redwood City, California, USA, for example, has been developing a device which collects interstitial fluid at the diabetic's wrist by use of electrical energy.

                                     Page14

Cygnus applied for FDA approval. and is currently engaged in further testing of the device. On devices close to an implantable glucose sensor, MiniMed Inc. of Sylmar, CA has submitted to FDA a Notification on a Continuous Glucose Sensor For Diabetes in December, 1997. MiniMed Inc. announced its intention to produce and market this product. It expects to utilize the sensor for a series of products, the first two of which will be a physician diagnostic device and an alarm product to warn people with diabetes of dangerously low glucose levels. However, the reagents for the MiniMed's sensor are stable for only three days. By contrast to the objective of an implantable long term glucose sensor by Gluko AG, the MiniMed's sensor does not solve the problem in the long term.

     Gluko AG is aware of three other companies also developing implantable glucose sensors. Medical Research Group, LLC, MRG, a privately-held company has been developing a glucose sensor and is planning to connect this sensor with an insulin pump developed by MiniMed. The sensor under development by Synthetic Blood International, Kettering, Ohio, USA is based on an enzymatic glucose determination. Animas, Corp., Frazer, Pennsylvania, USA has been developing an implantable glucose sensor based on infrared spectroscopy.

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


LIMITED  OPERATING  HISTORY  OF  THE  COMPANY;  LOSSES  ARE EXPECTED TO CONTINUE

     The Company is a relatively new entity with a limited operating history upon which a significant evaluation of the Company's prospects can be made. The prospects of SGBI must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development,
manufacture,   distribution,  and  commercialization  of  esoteric  medical technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the efforts of SGBI will result in successful product commercialization. SGBI has been operating at a loss and expects its costs to increase as its development efforts and testing activities accelerate. It is currently unknown when profitable operations might be achieved.

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

     SGBI and its subsidiaries are dependent on the efforts and abilities of their senior management. The loss of various members from management could have a material adverse effect on the business and prospects of SGBI. In particular, SGBI will depend on the service of Professor Wolfgang Barnikol because he is instrumental in his expertise in the development of the oxygen carrier and glucose sensor products. There can be no assurance that upon the departure of key personnel from the service of SGBI or its subsidiaries that suitable replacement personnel will be available.

                                     Page15

FUTURE  CAPITAL  NEEDS  AND  UNCERTAINTY  OF  ADDITIONAL  FUNDING

     Although the Company's cash position is strong, substantial funds will be required to effect the Company's development plans. The Company will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of those business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to the Company's shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its the technologies or product candidates. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. Moreover, if funds are not available from any sources, the Company may not be able to continue to operate.

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

                                     Page16

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

MARKET  ACCEPTANCE

     There can be no assurance that the products and technologies of SGBI will achieve a significant degree of market acceptance, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient ( or substitute products developed) to permit SGBI to achieve or sustain market acceptance which could have a material adverse effect on the business, financial condition, and results of operations of SGBI.

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

                                     Page17

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

                                     Page18

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

      SGBI will be subject to regulatory authorities in Germany, Singapore, and other countries governing clinical trials and product sales. Even if FDA approval is obtained, approval of a product by the comparable regulatory authorities of other countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country. There can be no assurance that any foreign regulatory agency will approve any product submitted for review by SGBI.

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

                                     Page19

The success of SGBI will also depend upon avoiding the infringement of patents issued to competitors. There can be no assurance that SGBI will be able to obtain patent protection for products based upon the technology of SGBI. Moreover, there can be no assurance that any patents issued to SGBI or its subsidiaries will not be challenged, invalidated or circumvented or that the rights granted there under will provide competitive advantages to SGBI. Litigation, which could result in substantial cost to SGBI, may be necessary to enforce the patent and license rights of SGBI or to determine the scope and validity of its and others' proprietary rights.

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

     In December, 2000, the Company's only competitor in the CDT business, Axis/Shields, a Norwegian Company purchased by Shields Diagnostics of United Kingdoms, filed a lawsuit against the Company for alleged patent infringement. The Company reached a settlement with Axis/Shields and agreed to discontinue the sales of the Company's CDT product, trade-marked ChronAlco ID CDT test kit. The Company has since re-designed its CDT product, called ChronAlco ID II CDT test kit, to resolve the patent conflict. The Company has since sold the new version of CDT kit, i.e. ChronAlco ID II CDT test kit to its distributors and customers. There has been no significant loss or gain of the Company's CDT business. The Company believes its new ChronAlco ID II CDT test does not infringe the patent and patent application held by Axis/Shields. Nonetheless, there can be no assurance that the Company will prevail if a lawsuit is brought by Axis/Shields.

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

RISK  OF  PRODUCT  LIABILITY;  POTENTIAL  UNAVAILABILITY  OF  INSURANCE

                                     Page20

     The business of SGBI will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human pharmaceutical and therapeutic products. SGBI does not currently have product liability insurance, and there can be no assurance that SGBI will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will be adequate to cover potential product liability claims or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the business, financial condition and results of operations of SGBI. SGBI faces an inherent business risk of exposure to product liability and other claims in the event that the development or use of its technology or products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that SGBI will avoids significant product liability exposure. While SGBI has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed by SGBI. A product liability claim could have a material adverse effect on the business, financial condition and results of operations of SGBI.

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

     The products of SGBI will be subject to numerous foreign government standards and regulations that are continually being amended. Although SGBI will endeavor to satisfy foreign technical and regulatory standards, there can

                                     Page21
be no assurance that the products of SGBI will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for SGBI to redesign its products to comply with such standards or regulations. The inability of SGBI to design or redesign products to comply with foreign standards could have a material adverse effect on SGBI's business, financial condition and results of operations.

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

The manufacture of the products of SGBI involves a number of steps and requires compliance with stringent quality control specifications imposed by SGBI and by the FDA. Moreover, SGBI's products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, SGBI would not be able to quickly replace its manufacturing capacity if it were unable to use its manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's GMP requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity of SGBI to manufacture their products would have a material adverse effect on SGBI's business and results of operations.

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

DEPENDENCE  ON  MAJOR  CUSTOMERS

     The Company has a relatively small customer base. Two customers accounted for approximately 51% of accounts receivable as of June 30, 2001 and

                                     Page22
approximately 54% of sales for the year ended June 30, 2001. Four customers accounted for approximately 70% of sales for the year ended June 30, 2000, respectively. Although the Company is currently the supplier of certain immunodiagnostic kits to these customers, there is no assurance that the Company will continue to be the supplier or the supplier of choice. In the event that the Company loses the business from any of its major customers, this would have a significant negative impact on the Company's sales.


HUMAN  RESOURCES

The Company considers its relations with its employees to be favorable. As of June 30, 2001 the Company and its subsidiaries have 31 fulltime employees of which 24 were involved in research and development and 7 were responsible for administrative matters. The Company had consulting arrangements with 5 individuals as of that date.



ITEM  2.
Properties

The Company's US laboratory facility consists of approximately 3,360 square feet located in Santa Ana, California. Rent expense for the fiscal year ended June 30, 2001 was approximately $53,000.

The German subsidiaries, approximately 800 square meters, are based in the Forschungs- und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense for the fiscal year was approximately $65,000.

The Singaporean subsidiary, approximately 350 square meters, is based in the Science Park II, Gemini Building. Rent expense for the fiscal year was approximately $74,000.



ITEM  3.
Legal  Proceedings

On July 26, 2001, the Company commenced a lawsuit in the United States District Court for the District of Colorado against Helmut Kappes, a director of the Company. In the lawsuit, the Company alleges that Mr. Kappes is engaged in conduct related to the Company's affairs that is fraudulent, dishonest and a gross abuse of his authority or discretion as a director and that his removal from the Company's Board of Directors would be in the best interest of the Company. Among other things, the Company alleges that Mr. Kappes caused the Company to enter into a contract with Axel Kleinkorres without adequate disclosure of Mr. Kappes's conflicts of interest and that the remuneration paid to Mr. Kleinkorres was excessive. The Company also alleges that Mr. Kappes is engaged in an improper exchange offer campaign involving the Company's shares. The Court issued a Temporary Restraining Order suspending Mr. Kappes from the Board of Directors of the Company and restraining Mr. Kappes from pursuing the exchange offer. The Temporary Restraining Order has expired. The Company has filed a Motion for Preliminary Injunction which is pending.

The Company seeks the removal of Mr. Kappes from the Company's Board of Directors, an injunction against Mr. Kappes and his affiliates from exchanging the Company's shares for shares of an entity in which Mr. Kappes has a financial interest, compensatory damages in an amount to be determined and costs of the action. Mr. Kappes has not yet filed an Answer to the Complaint by the Company in the lawsuit.



ITEM  4.
Submission  of  matters  to  a  vote  of  security  holders

                                     Page23

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

                                                          CLOSING     PRICES
YEAR              PERIOD                                   HIGH        LOW

 2001            First  quarter                            $1.45      $0.94
                 Second  quarter                           $0.93      $0.48

 2000            First  quarter                            $5.00      $2.00
                 Second  quarter                           $3.31      $2.06
                 Third  quarter                            $2.72      $1.75
                 Fourth  quarter                           $2.38      $1.11

 1999            Third quarter                             $4.19      $2.00
                 Fourth quarter                            $3.63      $1.50


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

At August 21, 2001, the number of record holders of the Company's common stock was 2,090. The Company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the fiscal year ended June 30, 2001, the Company did not sell unregistered shares of its Common Stock.


ITEM  6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     Page24

The following discussion contains forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from these forward looking statement. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

FISCAL  2001  COMPARED  TO  FISCAL  2000

RESULTS  OF  OPERATIONS

SBT
---
SALES. Sales increased 32% to approximately $567,000 in 2001 from approximately $429,000 in 2000. This increase of $138,000 is attributed to an increase in sales of the Company's immunodiagnostic kits.

COST OF SALES. Cost of sales increased 40% to approximately $395,000 in 2001 from approximately $283,000 in 2000. This increase of $112,000 is related to costs associated with the increase in sales of the Company's immunodiagnostic kits. The Company's gross margin decreased to 30% in 2001 from 34% in 2000 primarily due to additional costs incurred in 2001 for quality control purposes.

GENERAL AND ADMINISTRATIVE. General and administrative expenses, exclusive of amortization of prepaid consulting fees of approximately $444,000, decreased 48% to approximately $670,000 in 2001 from approximately $1,283,000 in 2000. In 2000, general and administrative expenses included one time professional and consulting fees of approximately $180,000 related to the acquisition of Felnam Investments, Inc. and $470,000 of other non-recurring professional and consulting fees. This decrease in non-recurring charges of approximately $650,000, combined with an increase of approximately $37,000 in other general and administrative expenses, results in a net decrease of $613,000 in 2001.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $1,000,000 in 2001, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company. There was no compensation expense related to stock options in 2000.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees decreased 72% to $444,000 in 2001 from $1,572,500 in 2000. The decrease of $1,128,500 results from an extension of the corresponding consulting agreement for an additional 24 months effective July 2000.

Sangui  AG
----------
RESEARCH AND DEVELOPMENT. Research and development expenses increased 449% to approximately $785,000 in 2001 from approximately $143,000 in 2000, due to increased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 78% to approximately $562,000 in 2001 from approximately $315,000 in 2000. This increase of $247,000 is attributed to increases in staffing and operating expenses.

Gluko  AG
---------
RESEARCH AND DEVELOPMENT. Research and development expenses increased 295% to approximately $162,000 in 2001 from approximately $41,000 in 2000, due to increased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 65% to approximately $162,000 in 2001 from approximately $98,000 in 2000. This increase of $64,000 is attributed to increases in staffing and operating expenses.

                                     Page25

Sangui  Singapore
-----------------
GENERAL  AND  ADIMISTRATIVE.   General  and  administrative  expenses  were
approximately $183,000 in 2001. There were insignificant amounts of general and administrative expenses in 2000. This increase is attributed to full time operations beginning during the most recent fiscal year.

SGBI
----
NET LOSS. The Company's net loss was approximately $3,628,000, or approximately nine cents per common share, in 2001, compared to approximately $3,120,000, or nine cents per common share, in 2000. This increase in net loss is a result primarily of increased research and development expenses and an increase in compensation expense related to stock options, offset by a decrease in amortization of prepaid consulting fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2001 the Company had cash and liquid marketable securities of approximately $5.8 million. The Company believes that its available cash will be sufficient to satisfy its requirements for at least the fiscal year ending June 30, 2002. Moreover, the Company is able to collect about $2.3 million of its funds granted by the German state of Northrhine-Westfalia. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities during the current year. No assurance can be given that these efforts will be successful.


ITEM  7.  FINANCIAL  STATEMENTS


CONTENTS

Independent  Auditors'  Report

Consolidated  Balance  Sheet

Consolidated  Statements  of  Operations  and  Comprehensive  Income  (Loss)

Consolidated  Statements  of  Stockholders'  Equity

Consolidated  Statements  of  Cash  Flows

Notes  to  the  Consolidated  Financial  Statements

                                     Page26

                                             SANGUI  BIOTECH INTERNATIONAL, INC.

                                             CONSOLIDATED FINANCIAL STATEMENTS

                                             FOR THE YEAR ENDED JUNE 30, 2001

                                                            WITH

                                            INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  of
  Sangui  Biotech  International,  Inc.


We have audited the accompanying consolidated balance sheet of Sangui Biotech International, Inc. (the "Company") as of June 30, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the
responsibility  of  the  Company's  management.   Our  responsibility  is  to
express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sangui BioTech International, Inc. at June 30, 2001, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                    CORBIN  &  WERTZ

Irvine,  California,  U.S.A.
August  16,  2001

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                ASSETS
                                ------
                                                           JUNE 30,
                                                           --------
                                                             2001
                                                        -------------

Current assets
  Cash and cash equivalents. . . . . . . . . . . . . .  $  2,354,584
  Available for sale securities. . . . . . . . . . . .     3,463,509
  Accounts receivable. . . . . . . . . . . . . . . . .       128,928
  Inventories. . . . . . . . . . . . . . . . . . . . .        70,021
  Prepaid expenses and other assets. . . . . . . . . .       362,736
                                                        -------------
       Total current assets. . . . . . . . . . . . . .     6,379,778

Property and equipment-net . . . . . . . . . . . . . .       514,188

Patents-net. . . . . . . . . . . . . . . . . . . . . .        36,867
                                                        -------------

Total assets . . . . . . . . . . . . . . . . . . . . .  $  6,930,833
                                                        =============



              LIABILITIES & STOCKHOLDERS' EQUITY
              ----------------------------------

Current liabilities
  Accounts payable and accrued expenses. . . . . . . .  $    288,617

Commitments and contingencies. . . . . . . . . . . . .             -

Stockholders' equity
  Preferred stock, no par value; 5,000,000 shares
  authorized; no shares issued and outstanding . . . .             -
  Common stock:  no par value; 50,000,000 shares
  authorized, 40,514,363 shares issued and outstanding    18,305,881

  Additional paid-in capital . . . . . . . . . . . . .     1,000,000
  Prepaid consulting fees. . . . . . . . . . . . . . .      (661,169)
  Accumulated other comprehensive loss . . . . . . . .      (356,370)
  Accumulated deficit. . . . . . . . . . . . . . . . .   (11,646,126)
                                                        -------------

  Total stockholders' equity . . . . . . . . . . . . .     6,642,216
                                                        -------------

Total liabilities and stockholders' equity . . . . . .  $  6,930,833
                                                        =============


See independent auditors' report and accompanying notes to consolidated financial statements

                                 SANGUI BIOTECH INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                         YEAR ENDED JUNE 30,
                                                         ---------------------
                                                                 2001          2000
                                                 ---------------------  ------------


Sales . . . . . . . . . . . . . . . . . . . . .  $            567,007   $   429,400

Cost of sales . . . . . . . . . . . . . . . . .               395,282       282,611
                                                 ---------------------  ------------

Gross profit. . . . . . . . . . . . . . . . . .               171,725       146,789
                                                 ---------------------  ------------

Operating expenses
Research and development. . . . . . . . . . . .               946,959       183,878
General and administrative. . . . . . . . . . .             1,577,315     1,696,458
Compensation expense related to stock options .             1,000,000             -
Depreciation and amortization . . . . . . . . .               147,191       151,317
Amortization of prepaid consulting fees . . . .               443,831     1,572,500
                                                 ---------------------  ------------

Total operating expenses. . . . . . . . . . . .             4,115,296     3,604,153
                                                 ---------------------  ------------

Loss from operations. . . . . . . . . . . . . .            (3,943,571)   (3,457,364)
                                                 ---------------------  ------------

Other income
Interest income, net of interest expense of
approximately $7,000 and $16,000, respectively.               276,824       138,861
Other income. . . . . . . . . . . . . . . . . .                38,886       118,067
Gain on marketable securities . . . . . . . . .                     -        80,557
                                                 ---------------------  ------------
Total Other Income. . . . . . . . . . . . . . .               315,710       337,485
                                                 ---------------------  ------------

Net loss. . . . . . . . . . . . . . . . . . . .            (3,627,861)   (3,119,879)

Other comprehensive (loss)
Foreign currency translation adjustments. . . .              (310,272)      (47,746)
Unrealized gain on marketable securities
 and cash equivalents . . . . . . . . . . . . .                64,716             -
                                                 ---------------------  ------------

Comprehensive loss. . . . . . . . . . . . . . .  $         (3,873,417)  $(3,167,625)
                                                 =====================  ============

Net loss available to common
shareholder per common share
Net loss. . . . . . . . . . . . . . . . . . . .                ($0.09)       ($0.09)
                                                 =====================  ============

Basic and diluted weighted average
number of common shares outstanding . . . . . .            40,514,363    32,879,796
                                                 =====================  ============

See independent auditors' report and accompanying notes to consolidated financial statements

                      SANGUI BIOTECH INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                         Preferred Stock               Common Stock           Additional
                                                         ---------------               --------------         Paid-in
                                                       Shares            Amount       Shares      Amount      Capital
                                                  ----------------  --------------  ----------  ------------  ----------

Balance at July 1, 1999. . . . . . . . . . . . .          505,000   $       5,050   31,867,878  $10,277,373   $        -

Issuance of common stock
for cash at $1.15 per share. . . . . . . . . . .                -               -      466,485      536,458            -

Issuance of common stock for cash at $0.964
(including 80,000 shares issued for finders fees)               -               -    8,080,000    7,712,000            -

Issuance of common stock for the
recapitalization of Felnam Investments . . . . .                -               -      100,000            -            -

Receipt of stock subscriptions . . . . . . . . .                -               -            -            -            -

Amortization of prepaid consulting fees. . . . .                -               -            -            -            -

Currency translation adjustments . . . . . . . .                -               -            -            -            -

Net loss . . . . . . . . . . . . . . . . . . . .                -               -            -            -            -
                                                  ----------------  --------------  ----------  ------------  ----------

Balance at June 30, 2000 . . . . . . . . . . . .          505,000           5,050   40,514,363   18,525,831            -

Receipt of stock subscriptions . . . . . . . . .                -               -            -            -            -

Write-off of stock subscriptions . . . . . . . .                -               -            -     (225,000)           -

Cancellation of preferred stock. . . . . . . . .         (505,000)         (5,050)           -        5,050            -

Compensation expense related to stock options. .                -               -            -            -    1,000,000

Amortization of prepaid consulting fees. . . . .                -               -            -            -            -

Currency translation adjustments . . . . . . . .                -               -            -            -            -

Unrealized gain on marketable securities
and cash equivalents . . . . . . . . . . . . . .                -               -            -            -            -

Net loss . . . . . . . . . . . . . . . . . . . .                -               -            -            -            -
                                                  ----------------  --------------  ----------  ------------  ----------

Balance at June 30, 2001 . . . . . . . . . . . .                -   $           -   40,514,363  $18,305,881   $1,000,000
                                                  ================  ==============  ==========  ============  ==========



                                                                                      Accumulated
                                                                                      Other                           Total
                                                     Stock            Prepaid         Comprehensive   Accumulated     Stockholders
                                                  Subscriptions    Consulting Fees    Income (Loss)    Deficit        Equity
                                                  ---------------  -----------------  ---------------  -------------  ------------

Balance at July 1, 1999. . . . . . . . . . . . .  $     (341,072)  $     (2,677,500)  $      (63,068)  $ (4,898,386)  $ 2,302,397

Issuance of common stock
for cash at $1.15 per share. . . . . . . . . . .               -                  -                -              -       536,458

Issuance of common stock for cash at $0.964
(including 80,000 shares issued for finders fees)       (429,708)                 -                -              -     7,282,292

Issuance of common stock for the
recapitalization of Felnam Investments . . . . .               -                  -                -              -             -

Receipt of stock subscriptions . . . . . . . . .         224,413                  -                -              -       224,413

Amortization of prepaid consulting fees. . . . .               -          1,572,500                -              -     1,572,500

Currency translation adjustments . . . . . . . .               -                  -          (47,746)             -       (47,746)

Net loss . . . . . . . . . . . . . . . . . . . .               -                  -                -     (3,119,879)   (3,119,879)
                                                  ---------------  -----------------  ---------------  -------------  ------------

Balance at June 30, 2000 . . . . . . . . . . . .        (546,367)        (1,105,000)        (110,814)    (8,018,265)    8,750,435

Receipt of stock subscriptions . . . . . . . . .         321,367                  -                -              -       321,367

Write-off of stock subscriptions . . . . . . . .         225,000                  -                -              -             -

Cancellation of preferred stock. . . . . . . . .               -                  -                -              -             -

Compensation expense related to stock options. .               -                  -                -              -     1,000,000

Amortization of prepaid consulting fees. . . . .               -            443,831                -              -       443,831

Currency translation adjustments . . . . . . . .               -                  -         (310,272)             -      (310,272)

Unrealized gain on marketable securities
and cash equivalents . . . . . . . . . . . . . .               -                  -           64,716              -        64,716

Net loss . . . . . . . . . . . . . . . . . . . .               -                  -                -     (3,627,861)   (3,627,861)
                                                  ---------------  -----------------  ---------------  -------------  ------------

Balance at June 30, 2001 . . . . . . . . . . . .  $            -   $       (661,169)  $     (356,370)  $(11,646,126)  $ 6,642,216
                                                  ===============  =================  ===============  =============  ============

See independent auditors' report and accompanying notes to consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED JUNE 30,
                                                                                  -------------------
                                                                                        2001          2000
                                                                        ---------------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (3,627,861)  $(3,119,879)
Adjustments to reconcile net loss to cash used by operating activities
  Compensation expense related to stock options. . . . . . . . . . . .             1,000,000             -
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .               147,191       151,317
  Amortization of prepaid consulting fees. . . . . . . . . . . . . . .               443,831     1,572,500
  Gain on marketable securities. . . . . . . . . . . . . . . . . . . .                     -       (80,557)

Changes in operating asset and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .               (73,210)       43,856
  Grant receivable . . . . . . . . . . . . . . . . . . . . . . . . . .               176,844       (79,844)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 9,669        32,346
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . .              (147,226)     (112,210)
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . .                58,412       102,785
                                                                        ---------------------  ------------

Net cash used in operating activities. . . . . . . . . . . . . . . . .            (2,012,350)   (1,489,686)
                                                                        ---------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of marketable securities. . . . . . . . . . . . . . . . . .            (4,394,972)            -
  Purchase of property and equipment . . . . . . . . . . . . . . . . .              (234,626)     (222,641)
  Proceeds from sale of marketable securities. . . . . . . . . . . . .               996,179     1,369,177
  Cash grants received for property and equipment. . . . . . . . . . .                     -        81,490
                                                                        ---------------------  ------------

Net cash (used in) provided by investing activities. . . . . . . . . .            (3,633,419)    1,228,026
                                                                        ---------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . .                     -     7,768,750
  Collection of stock subscription receivable. . . . . . . . . . . . .               321,367       224,413
                                                                        ---------------------  ------------

Net cash provided by financing activities. . . . . . . . . . . . . . .               321,367     7,993,163
                                                                        ---------------------  ------------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . .              (310,272)      (47,746)
                                                                        ---------------------  ------------

Net (decrease) increase in cash and cash equivalents . . . . . . . . .            (5,634,674)    7,683,757

Cash and cash equivalents, beginning of period . . . . . . . . . . . .             7,989,258       305,501
                                                                        ---------------------  ------------

Cash and cash equivalents, ending of period. . . . . . . . . . . . . .  $          2,354,584   $ 7,989,258
                                                                        =====================  ============

Supplemental disclosures:
  Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              7,309   $    15,537
                                                                        =====================  ============
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                800             -
                                                                        =====================  ============

     See accompanying notes to accompanying consolidated financial statements for more information on non-cash investing and financing activities during the years ended June 30, 2001 and 2000.


     See independent auditors' report and accompanying notes to consolidated financial statements

                       SANGUI BIO TECH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR  THE  YEAR  ENDED  JUNE  30,  2001

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Nature  of  Business
--------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") are engaged in the research, development, manufacture, and sales of medical products.

The Company's wholly owned subsidiary Sangui Bio Tech, Inc. ("SBT") incorporated in Delaware in 1996, is located in Santa Ana, California. SBT manufactures in vitro immunodiagnostic blood test kits that are primary sold in the United States and Europe. , The Company has three subsidiaries located outside the United States , SanguiBioTech AG ("Sangui AG"), GlukoMediTech, AG ("Gluko AG"), and Sangui BioTech PTE Ltd. ("Sangui Singapore").

Sangui AG, incorporated in Mainz, Germany in 1995, is engaged in the development of artificial oxygen carriers (blood substitute and additives). Gluko AG, incorporated in Mainz, Germany in 1996, is engaged in the development of glucose implant sensors.

Sangui Singapore, incorporated in Singapore in 1999, is a regional office for the Company and its subsidiaries and is carrying out research and development projects in conjunction with Sangui AG and Gluko AG.

Risks  and  Uncertainties
-------------------------

The Company's line of in vitro immunodiagnostic products, as well as the future pharmaceutical (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by its German subsidiaries, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, most of the Company's immunodiagnostic tests for use with humans have been cleared by the above regulatory agencies. There can be no assurance that the Company will maintain the regulatory approvals required to market its products elsewhere. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

The Company's revenues from product sales derived from its immunodiagnostic blood test kits are small. However, management believes its current cash and liquid marketable securities totaling approximately $5.8 million at June 30, 2001, are sufficient to fund the Company's operations and working capital requirements at least through June 30, 2002.

Consolidation
-------------

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2000 and have been reclassified to conform to the current year's presentation.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets, and estimates for deferred income tax valuation allowance. Actual results could differ from those estimates.

Financial  Instruments
----------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these financial statements. Marketable securities are stated at fair value based upon quoted market prices and are classified as available-for-sale securities.

Derivative  and  hedging  activities
------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Management has completed its evaluation of the various issues related to SFAS No. 133 for the year ended June 30, 2001, and the Company has no derivative instruments or hedging activities, as defined by SFAS No. 133. Therefore, the adoption of SFAS No. 133 had no impact on the Company's consolidated financial position or operations.

Concentration  of  Risk
-----------------------

Two customers accounted for 51% of accounts receivable as of June 30, 2001 and approximately 54% of sales for the year ended June 30, 2001. Four customers accounted for 70% of sales for the year ended June 30, 2000. The loss of any of these customers in the future would significantly affect the Company's operating results (see Note 10).

Foreign  Currency  Translation
------------------------------

Assets and liabilities of the Company's German and Singapore operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expense are translated at weighted average exchange rates for the period. During fiscal 2001 and 2000, the Company had foreign exchange transaction gains included in other income of approximately $33,600 and $100,000, respectively.

Cash  and  Cash  Equivalents
----------------------------

The Company maintains its cash in uninsured accounts and not in bank depository accounts insured by the Federal Deposit Insurance Corporation
(FDIC). The Company has not experienced any losses in these uninsured accounts. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances and mutual funds of money markets. As of June 30, 2001, the Company's mutual funds had a fair market value of $629,319 with a cost of $595,077 resulting in an unrealized gain of $34,242, and the Company's time deposits had a currency translation gain of $38,865. The Company recorded the entire amount of $73,107 as unrealized gain under other comprehensive income in the statement of stockholders' equity. The Company also maintains bank accounts in Germany.

Marketable  Securities
----------------------

Marketable securities are classified as available-for-sale, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are excluded from earnings and are reported as a separate component of other comprehensive loss in shareholders' equity. Realized gains and losses are included in income and are determined based on the specific identification of the securities bought and sold (see Note
3).

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


Property  and  Equipment
------------------------

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Depreciation expense for the years ended June 30, 2001 and 2000 was $137,750 and $131,440, respectively. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents
-------

Patents are recorded at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to eleven years. Amortization expense for the years ended June 30, 2001 and 2000 was $9,441 and $19,877, respectively.

Impairment  of  Long-Lived  Assets
----------------------------------

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company reviews its intangible and other long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of June 30, 2001, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment on long-lived assets in the future.

Revenue  Recognition
--------------------

Revenues  from  product  sales  are  recognized  at  the  time  of  shipment.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements and which was effective October 1, 2000. The adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

Research  and  Development
--------------------------

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Grants
------

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment (see note
10). Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the properties' historical cost.

Income  Taxes
-------------

The Company accounts for deferred income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Accounting  for  Stock-Based  Compensation
------------------------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The FASB has issued SFAS No. 123 "Accounting for Stock-Based
Compensation." This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 6).

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of the provisions of FIN 44 did not have a material effect on the financial statements.

Basic  and  Diluted  Earnings  (Loss)  Per  Common  Share
---------------------------------------------------------

The  Company  computes  net  loss per common share using  SFAS No. 128 "Earnings
Per Share." Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings
(loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation (see Note 8).

Comprehensive  Income
---------------------

The Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income are the changes in the cumulative foreign currency translation adjustments and unrealized gains (losses) on marketable securities and cash equivalents and are recorded as components of stockholders' equity.

Segments  of  an  Enterprise  and  Related  Information
-------------------------------------------------------

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 11).


New  Accounting  Pronouncements
-------------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company does not expect SFAS No. 142 to have a material effect on its financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" . SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.


NOTE  2  -  BUSINESS  ACQUISITIONS
----------------------------------

On March 30, 2000, the Company acquired all the outstanding common stock of Felnam Investments, Inc. ("Felnam"). The transaction was funded through the issuance of 100,000 shares of the Company's stock valued at $0 due to the Company treating the transaction as a recapitalization of the Company. In conjunction with the transaction, the Company incurred approximately $180,000 of transaction costs, which are charged to operations. The net assets and results of operations of Felnam were not material to the Company's consolidated financial statements. Accordingly, pro forma financial information was not disclosed.


NOTE  3  -  AVAILABLE  FOR  SALE  SECURITIES
--------------------------------------------

Available  for  sale  securities  consist  of  the  following  at June 30, 2001:

                                     Cost        Fair Market         Unrealized
                                     -----          Value               Loss
                                                 ------------------  ------------------

Corporate bonds due within one year  $3,471,900  $        3,463,509  $          (8,391)
                                     ----------  ------------------  ------------------

During fiscal 2000, the Company sold remaining shares from a previous investment with a book value of zero for $80,557 which is included in gain on sale of securities in the accompanying statement of operations.

NOTE  4  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment   consists  of  the  following  at  June  30,  2001:


  Leasehold  improvements                              $  139,268
  Technical  and  laboratory  equipment                   990,061
  Office  equipment                                        31,170
                                                           ------
                                                        1,160,499

  Less  accumulated  depreciation and amortization       (646,311)
                                                        ---------
                                                       $  514,188
                                                          =======


NOTE  5  -  PATENTS
-------------------

Patents    consist  of  the  following  at  June  30,  2001:


Patents                                                $  79,934

Less  accumulated  amortization                          (43,067)
                                                        --------

                                                       $  36,867
                                                        ========

NOTE  6  -  STOCKHOLDERS'  EQUITY
---------------------------------

Common  Stock
-------------

The Company is authorized to issue 50,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

On September 15, 1998, the Company entered into an exchange agreement with Euro-American GmbH to sell 1,062,394 shares of its common stock at $0.50 per share, or $531,197. Payment was in the form of a promissory note bearing interest at 9% with monthly payments of $24,267, maturing September 1, 2000. Principal payments of $116,655 and $224,413 were received on the note during the years ended June 30, 2001 and 2000, respectively. At June 30, 2001, the note is paid in full.

During the fiscal year ended June 30, 2000, the Company issued 466,485 shares of common stock to Euro-American GmbH for $536,458 of which $50,000 was received during the fiscal year ended June 30, 1999.

In 1999, the Company issued 2,600,000 shares of its common stock to a consultant in exchange for a public relations/promotions contract covering the period January 1999 to December 2002, as amended in August 2000. The fair value of the services, $3,145,000, is being amortized ratably over the contract period. For the years ended June 30, 2001 and 2000, the Company recognized $444,000 and $1,572,500 of amortization expense, respectively. The unamortized balance of the prepaid asset at June 30, 2001 was $661,169 which the Company has offset against stockholders' equity in the accompanying financial statements.

During 2000, the Company entered into a subscription with Euro-America GmbH valued at $7,712,000, of which the Company received $7,487,000. The balance, $225,000, was recorded as stock subscription receivable as of June 30, 2000. On June 30, 2001, the Company's Board of Directors authorized - because of the deficiency in collection - the writing off of the $225,000 of stock subscription receivable which the Company has recorded as a reduction of common stock in the accompanying statement of stockholders' equity.

Preferred  Stock
----------------

The Company is authorized to issue 5,000,000 shares of non-voting no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates. During the year ended June 30, 2001, the Company cancelled all 505,000 shares of its preferred stock that had been issued.

Stock  Options
--------------

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements.

In November 1999, pursuant to an agreement with its chairman, the Company issued the chairman options to purchase 3,000,000 shares of common stock at an exercise price of $0.01 valued at $10,845,000 (under APB 25). The options can be exercised at the time the Company completes the development of the artificial oxygen carrier or the implantable sensor and receives regulatory approval from either Germany, the United States or Singapore, which the Company is amortizing to compensation expense over the remaining estimated vesting period of the options since the Company is in the process of developing the artificial oxygen carrier and implantable sensor. The options are exercisable through June 30, 2009. As a result, the Company recognized compensation expense of $1,000,000 in fiscal 2001 related to the vesting of the options.

 Option  activity  for  the  years  indicated  below  is  as  follows:

                                          Options          Weighted
                                                         Average Price
Outstanding, June 30, 1999                       -                   -
   Granted                               3,000,000               $0.01
   Exercised                                     -                   -
   Cancelled/Forfeited                           -                   -
                                         ---------        ------------
Outstanding, June 30, 2000 and 2001      3,000,000               $0.01
                                         =========        ============

Exercisable, June 30,2001                        -                   -
                                         =========        ============

Weighted average fair value of options
granted in 1999                                                  $3.62
                                                        ==============

3,000,000 of the options outstanding at June 30, 2001 have an exercise price of $0.01 per share and a weighted average remaining contractual life of 8 years; none of these options are exercisable at June 30, 2001.

SFAS  123  Pro  Forma  Information
----------------------------------

The Company has adopted the disclosure-only provisions of SFAS No. 123. Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee's stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the year ended June 30, 2000: risk free interest rate of 6.0%; expected dividend yield of 0% (for all years); volatility factor of 62.5%; and an expected term of three years.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net loss had compensation cost for the Company's stock option issuances been determined based on fair value on the date of grant consistent with the provisions of SFAS No. 123 is as follows for the years ended June 30:

                            2001          2000
                     ------------  ------------
Net loss
     As reported. .  $(3,627,861)  $(3,119,879)
     Pro forma. . .  $(3,627,861)  $(3,119,879)

Net loss per share:
     As reported. .  $     (0.09)  $     (0.09)
     Pro forma. . .  $     (0.09)  $     (0.09)

NOTE  7  -  INCOME  TAX  PROVISION
----------------------------------

There is no income tax expense recorded for the years ended June 30, 2001 and 2000, due to the Company's net losses.

Income tax expense for the years ended June 30, 2001 and 2000 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                                       2001          2000
                                                                ------------  ------------
Income tax expense (benefit) at U.S. federal statutory rates .  $(1,233,000)  $(1,010,000)
Net operating losses not benefited . . . . . . . . . . . . . .    1,233,800     1,011,600
State and local income taxes, net of federal income tax effect         (800)       (1,600)
                                                                $         -   $         -
                                                                ------------  ------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2001 are presented below:

Deferred  tax  assets:
Net  operating  loss  carryforwards  $ 1,638,000
Less  valuation  allowance. . . . .   (1,638,000)
Net  deferred  tax  assets. . . . .  $         -
                                     ------------

As of June 30, 2000, the Company had net operating loss carryforwards of approximately $3,858,000 $3,506,000, and $3,795,000 available to offset future taxable Federal, state, and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2001 and 2011. The foreign net operating loss carryforwards do not have an expiration period.


NOTE  8  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE
---------------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                                                                 2001          2000
Numerator for basic and diluted loss earnings per common share  net loss  $(3,627,861)  $(3,119,879)
                                                                          ===========   ============

Denominator for basic and diluted earnings per
  common stock - weighted average shares . . . . . . . . . . . . . . . .   40,514,363    34,476,465
                                                                          ===========   ============

Basic and diluted loss per common stock. . . . . . . . . . . . . . . . .  $     (0.09)  $     (0.09)
                                                                          ===========   ============

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

As described in Note 6, the Company wrote-off $225,000 of stock subscription receivable due from Euro-American GmbH.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------

Operating  Leases
-----------------

The Company leases its office and laboratory facilities in the United States, Germany, and Singapore under three operating leases which expire through December 2003, respectively.

Future  minimum  lease  payments  under  these  leases  at  June  30,  2001 are:

Years  Ending
June  30,
---------
2002                                    $271,000
2003                                     251,000
2004                                      45,000
                                        --------

                                         567,000
                                        ========

Rent expense for the years ended June 30, 2001 and 2000 was approximately $210,000 and $120,000, respectively.

Grants
------

In November 1998, the German state of Northrhine-Westphalia granted Sangui AG German Marks (DM) 3,574,575 for the research and development of the Company's artificial oxygen carrier. The grant originally covered the period from April 1998 to March 2001 but was extended to June 2002. In September 1999, Northrhine-Westphalia granted the Company's subsidiary, Gluko AG, DM 4,340,764 for the research and development of the Company's long-term implantable glucose sensor. The grant originally covered the period from December 1998 to November 2001, including retroactive months, but was extended to June 2002.

The grants covers 40% of eligible research and development costs and capital expenditures and are subject to the Company's ability to cover the remaining 60% of the costs. An additional condition of the grant is that the product was originally to be developed and subsequently produced in the German state of Northrhine-Westphalia if developed by 2003.

Based on research and development expenditures and capital expenditures through June 30, 2000, the Company had qualified for $817,560, of the grants. There were no research and development expenditures and capital expenditures in fiscal 2001which qualified for grants. Approximately $736,000 related to research and development expenditures has been recorded as a reduction of research and development expenses and $81,490 related to capital expenditures was recorded as a reduction to the historical costs of property and equipment, as of June 30, 2000. As of June 30, 2001, all of the grants the Company had qualified for so far have been received.

Legal  proceedings
------------------


On December 20, 2000, Axis/Shields ASA, a Norway Corporation (Axis), filed a lawsuit in the United States District Court in the Southern California District, alleging that the manufacture or sale by Sangui USA of its Carbohydrate-Deficient Transferring ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. On March 26, 2001, the Company settled the lawsuit with Axis in which the Company agreed to pay Axis $50,000 in damages which is recorded in general and administrative expenses in the accompanying consolidated statement of operations. In addition, the Company agreed to cease the manufacture and sale of the ChronAlco CDT test kit by June 26, 2001. Sales related to this test kit totalled $312,000 and $279,000 for the years ended June 30, 2001 and 2000, respectively. Sangui USA redesigned and introduced a new kit in May 2001.

On July 26, 2001, the Company commenced a lawsuit in the United States District Court for the District of Colorado against a director of the Company. In the lawsuit, the Company alleges that the director is engaged in conduct related to the Company's affairs that is fraudulent, dishonest and a gross abuse of his authority or discretion as a director and that his removal from the Company's Board of Directors would be in the best interest of the Company. Among other things, the Company alleges that the director caused the Company to enter into a contract without adequate disclosure of the director's conflicts of interest and that the remuneration paid in conjunction with this contract was excessive. The Company also alleges that the director is engaged in an improper exchange offer campaign involving the Company's shares. The Court issued a Temporary Restraining Order suspending the director from the Board of Directors of the Company and restraining the director from pursuing the exchange offer. The Temporary Restraining Order has expired. The Company has filed a Motion for Preliminary Injunction which is pending.

The Company seeks the removal of the director from the Company's Board of Directors, an injunction against the director and his affiliates from exchanging the Company's shares for shares of an entity in which the director has a financial interest, compensatory damages in an amount to be determined and costs of the action. The director has not yet filed an Answer to the Complaint by the Company in the lawsuit.

NOTE 11 - BUSINESS SEGMENTS
---------------------------------

The Company Reports it business segments based on geographic regions, which are As follows for the years ended June 30:


                                         2001        2000
                                   ----------  ----------

Net sales:
----------
Sangui USA. . . . . . . . . . . .  $  567,007  $  429,400
Sangui BioTech AG . . . . . . . .           -           -
GlukoMediTech,AG. . . . . . . . .           -           -
Sangui BioTech PTE Ltd, Singapore           -           -
                                   ----------  ----------
                                   $  567,007  $  429,400
                                   ==========  ==========


Net loss:
---------
Sangui USA. . . . . . . . . . . .  $1,895,170  $2,397,120
Sangui BioTech AG . . . . . . . .   1,102,167     548,587
GlukoMediTech,AG. . . . . . . . .     447,456     156,460
Sangui BioTech PTE Ltd, Singapore     183,068      17,712
                                   ----------  ----------
                                   $3,627,861  $3,119,879
                                   ==========  ==========


Depreciation and amortization
-----------------------------
Sangui USA. . . . . . . . . . . .  $   14,570  $   42,264
Sangui BioTech AG . . . . . . . .      98,031      91,242
GlukoMediTech,AG. . . . . . . . .      34,590      17,811
Sangui BioTech PTE Ltd, Singapore           -           -
                                   ----------  ----------
                                   $  147,191  $  151,317
                                   ==========  ==========

Identifiable assets
-------------------
Sangui USA. . . . . . . . . . . .  $1,288,538
Sangui BioTech AG . . . . . . . .   2,491,604
GlukoMediTech,AG. . . . . . . . .   2,828,593
Sangui BioTech PTE Ltd, Singapore     322,098
                                   ----------
                                   $6,930,833
                                   ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AN ACCOUNTING AND FINANCIAL DISCLOSURE

None


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

3.5 Memorandum and Articles of Association of Sangui Biotech Singapore Pte. Ltd. (3)

4.1 Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated October 12, 2000 (2)

10.1 Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000 (3)

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

10.13 Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)

10.14 Prolongation Letter for SanguiBiotech AG Grants

21.1    Subsidiaries  of  the  Company (2)

---------
(1) Filed as an Exhibit to the Report on Form 8-K filed on or about April 4, 2000 and incorporated herein by reference.

(2) Filed as an Exhibit to the original Report on Form 10-KSB filed on October 13, 2000.

(3) Filed as an Exhibit to the amended Report on Form 10-KSB filed on November 20, 2000.


(b)         Reports  on  Form  8-K

None

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

                                            SANGUI  BIOTECH  INTERNATIONAL, INC.

                                            /s/ Wolfgang Barnikol
                                              ----------------------------------
                                              Wolfgang  Barnikol
                                              President  and  Director

Date:  September, 28,  2001



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signatures                                 Title                     Date

/s/ Wolfgang Barnikol
Professor Wolfgang Barnikol, M.D., Ph.D.   President  and         9/28/01
                                           Chief Executive
                                           Officer

/s/ Sieglinde Borchert
Sieglinde  Borchert,  Ph.D.                Chief Operating        9/28/01
                                           Officer

/s/ Harald Potzschke.
Harald  Potzschke,  M.D.                   Chief Scientific       9/28/01
                                           Officer

/s/ Detlev Baron Von Linsingen
Detlev  Baron  Von  Linsingen              Chief Financial        9/28/01
                                           Officer

/s/ Patrick Onishi
Patrick  Onishi                            Corporate Secretary    9/27/01

/s/ Oswald Burkhard
Oswald  Burkhard,  M.D.,  Ph.D             Director               9/27/01

/s/ Dora Malek
Dora  Malek,  attorney                     Director               9/27/01

/s/ Joachim Lutz
Professor  Joachim  Lutz,  M.D.            Director               9/27/01

[unsigned]
Helmut  Kappes                             Director