Form 10KSB/A
period 2001-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2001-10-29
CIK 1104280

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

                         Common  Stock,  no  par  value
                 ----------------------------------------------------
                               (Title  of  class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  []    No  [x]

Check whether there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this Form, and will not be contained, to the best of Registrant's incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuer's  revenue  for  the  fiscal  year ended June 30, 2001 was $567,007.

The market value of the voting stock held by non-affiliates of the issuer as of September 25, 2001 was approximately $11,338,249.


The number of shares of the common stock outstanding as of September 25, 2001 was 40,654,363.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AN ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART  III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS


The following table sets forth the names and ages of the current directors and executive officers of Sangui BioTech International, Inc. (SGBI), their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  are  as  follows:



NAME                       AGE                 ADDRESS             RESIDENCE          CURRENT POSITION

Prof. Wolfgang Barnikol,    67            Arndtstrasse 8, D-58453    Germany       Chairman, President, Chief Executive
M.D., Ph. D.                              Witten, Germany                          Officer, Executive Director

Oswald Burkhard,            51            Martinsgasse 1, D-67547   Germany        Non-Executive Director
M.D., Ph. D.                              Worms, Germany

Dora Malek                  44            Saturnstr. 19,  D-85609   Germany        Non-Executive Director
                                          Aschheim, Germany

Professor Joachim Lutz,     69            Thueringerstr. 24 D-97078 Germany        Non-Executive Director
M.D., Ph.D.                               Wuerzberg, Germany


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



NAME                       AGE                 ADDRESS                RESIDENCE         CURRENT POSITION

Prof. Wolfgang Barnikol,    67            Arndtstrasse 8, D-58453      Germany       President and Chief
M.D., Ph. D.                              Witten, Germany                            Executive Officer

Oswald Burkhard,            51            Martinsgasse 1, D-67547      Germany       Vice President
M.D., Ph. D.                              Worms, Germany

Sieglinde Borchert,         42            Bahnhofstr 12,  D-58452      Germany       Chief Operating Officer
Ph. D.                                    Witten, Germany

Detlev Freiherr von         58            Herzog-Adolf-Strasse 17      Germany       Chief Financial Officer, Treasurer
Linsingen                                 D-61440 Oberursel, Germany

Harald  Poetzschke,         41            Weidenstr. 4, D-65207        Germany       Chief Scientific  Officer
M.D.                                      Wiesbaden, Germany

Patrick  Onishi             48            2 Cambridge                  US            Secretary
                                          Irvine  CA  92620



The business and working experience of the Directors and key Executive Officers of the Company are set out below:

     PROFESSOR WOLFGANG K. R. BARNIKOL, M.D., Ph.D., Chairman, President and Chief Executive Officer, and Executive Director of the Company, has studied chemistry, physics and medicine at the Universities of Munster, Aachen and Mainz, Germany. In 1961, he received a Diploma in chemistry from University of Mainz, Mainz, Germany. In 1964, he obtained the doctorate in physical chemistry (Dr. rer. nat.) and in 1973 the doctorate in medicine (Dr. med.) both from the University of Mainz, Mainz, Germany. In that same year, he also was appointed professor in medical physiology at University of Mainz, Mainz Germany. In 1996, Dr. Barnikol was awarded a specialist in medical physiology by the medical association of Rheinland-Pfalz Germany. His research interest in physical chemistry focused on the polymerization of styrene and the determination of molecular weights of polymers with the electron microscope. Dr. Barnikol's research areas in medicine are: (i) respiration; and (ii) blood and circulation. In the field of respiration, he works on the functional analysis of the bronchial system and gas exchange. Moreover, he is engaged in the development of respiratory and skin oxygen sensors. In the field of blood and circulation, he works on the development of artificial oxygen carriers for medical use, which are based on polymerised soluble hemoglobins. As a third sphere of work, Dr. Barnikol is engaged in the development of an implantable glucose sensor. Dr. Barnikol has published more than 100 scientific articles, a textbook in physiology and a review on the situation of German universities.



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

     DORA  MALEK,  Attorney-at-Law,  Non-Executive  Director,  date  of  birth
7/26/1957 in Wuppertal, employed since 1990 in the finance department of an international insurance company in the area of group investments, and since 1994 as an independent attorney specializing in banking and stock exchange law, capital investment law and the law of partnerships and corporations. She will aid the company not only in all legal matters, but also in the development of financial and investment concepts.

     PROFESSOR JOACHIM LUTZ, M.D., Non-Executive Director, date of birth 5/15/1932 in Ludwigshafen, professor and lecturer in medical physiology in the subject area of the vascular system and venous pressure at the Physiological Institute of the Bavarian-Julius-Maximilian University in W rzburg until his retirement in 1998. There he spent years evaluating artificial oxygen carriers in small animal models such as the magneto metric determination of the impairment of the body's own macrophages that are responsible for detoxification. He is a member of the "International Advisory Committee on Blood Substitutes (ISABI)" as well as the "International Society on Oxygen Transport to Tissue (ISOTT)". He will accelerate development work as well as the pre-clinical and clinical testing of blood with artificial oxygen carriers with his technical knowledge and experience.

     SIEGLINDE BORCHERT, Ph.D, Chief Operating Officer, after an apprenticeship as a clerk and studying biology she made her Ph.D. in biochemistry. She worked for more than 4 years as a research scientist at the University in Goettingen, Germany. Subsequently she participated in a further vocational training in the field of public relation and economy studies followed by working as a free lancer for a scientific journal, Laborjournal, Freiburg, Germany, and for the Forum fuer Wissenschaft und Technik, Goettingen, Germany. She started her work for Sangui AG and Gluko AG in June 1998. In April 2000 she was appointed as the Company"s Chief Operating Officer, in May 2001 she was appointed Chief Operating Officer of the German subsidiaries Sangui AG and Gluko AG.

     DETLEV FREIHERR VON LINSINGEN, ATTORNEY AT LAW, Chief Financial Officer, Treasurer, born in 1943 in K nigsberg. Studied law in Berlin, Mainz and M nchen. Between 1967 and 1970, first and second state examination in law in M nchen. In 1974, tax consultant exam in Hamburg and license as attorney at law. From 1970 until 1974, auditor and tax counsel with the Deutsche Treuhand-Gesellschaft
(KPMG) in Germany, Brasil and South Africa. From 1974 until 1980, assistant to the board of management of Wacker-Chemie GmbH, M nchen, and of Allianz Versicherung AG, M nchen Headquarters. Between 1980 and 1993, member of the board of management of Alte Leipziger Lebensversicherungsgesellschaft a.G. and Alte Leipziger Versicherung AG, Oberursel, and of the board of directors of Interpolis Lebensversicherung Kalinigrad, Russia. Cooperative partner with Mummert & Partner Management Consultants, Hamburg, from 1993 until 1995. Member of the board of management of AOK-Bayern during the integration phase from 1995 to 1996, followed by activities as management consultant, interim financial executive (CFO) and board director for newly founded enterprises. Joined Sangui BioTech enterprise group as a consultant in June 2001. In September 2001, became a member of the board of management for both SanguiBioTech AG and GlukoMediTech AG and was appointed treasurer and chief financial officer for both Sangui
BioTech  International,  Inc.  and  Sangui  BioTech,  Inc.


     HARALD POETZSCHKE, M.D., Chief Scientific Officer, Head of Research of SanguiBioTech AG, born in 1959, studied medicine at the universities of Frankfurt, Mainz and Vienna. In 1992, he received his approbation as a doctor and in 1996 qualified as a specialist in physiology. Between 1990 and 1995, he worked as a scientific assistant at the Johannes-Gutenberg University in Mainz. In 1997, at the University of Vienna, he obtained his doctorate in the field of the medical chemistry. Having worked with Professor Barnikol at the University of Mainz for many years, he played a decisive role in the research and development of hemoglobin hyerpolymers as artificial oxygen carriers. Dr. P tzschke has been working for SanguiBioTech AG since 1996. Since then, his main occupation has been topical scientific questions relating to the development of artificial oxygen carriers. Since May 1998, he has been Vice Chairman of the Executive Board at SanguiBioTech AG and GlukoMediTech AG. In October 2000, the Board of Directors appointed him Chief Scientific Officer for Sangui BioTech International Inc. and Sangui BioTech Singapore Pte. Ltd.

     PATRICK ONISHI, Secretary, joined SanguiBioTech, Inc. in 1997 and is responsible for manufacturing, purchasing, packaging and shipping. He held various key technical management positions for 14 years at the Nichols Institute Diagnostics (now Quest Diagnostics, Inc.) such as Director of Manufacturing, and Manager of Technical Manufacturing. He worked as a laboratory technician after his graduation at San Diego State University in Biology.


Section 16(a) of the U.S. Securities Exchange Act of 1934 requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding stock of the Company to file reports of securities ownership and charges in such ownership with the SEC. Based solely upon a review of copies of the reports filed, the Company believes that during the year ended June 30, 2001, the filing requirements were complied with by its officers and directors, except that a former director of the Company, Mr. Helmut Kappes did not comply with such reporting requirements.

ITEM  10.  EXECUTIVE  COMPENSATION  AND  OTHER  INFORMATION

Summary  Compensation  Table

     The following SGBI summary compensation table shows certain compensation information for services rendered in all capacities for the two fiscal years ended June 30, 2000 and 2001. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                          SUMMARY COMPENSATION TABLE

                             Annual Compensation                        Long Term Compensation
                             -------------------                        -----------------------
                                                                     Awards                     Payouts
                                                                     ------                     -------

                                                                  Restricted      Securities
                                                   Other Annual     Stock         Underlying    LTIP     All Other
Name and                          Salary  Bonus    Compensation     Awards         Options     Payouts Compensation
Principal Position     Year        ($)     ($)        ($)            ($)           SARs (#)     ($)        ($)
------------------    ------     -------  -----   -------------   ----------      ----------   ------  ------------

Wolfgang Barnikol      2001       -0-      -0-        -0-            -0-            -0-         -0-         -0-
Chairman, CEO
and President (1)      2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-

Oswald Burkhard        2001       -0-      -0-        -0-            -0-            -0-         -0-         -0-
Vice President(2)      2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-

Seiglinde Borchert     2001       -0-      -0-        -0-            -0-            -0-         -0-         -0-
COO (3)                2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-

Detlev Frhr. von       2001       -0-      -0-        -0-            -0-            -0-         -0-         -0-
Linsingen (4)
CFO, Treasurer         2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-

Harald Poetzschke      2001       -0-      -0-        -0-            -0-            -0-         -0-         -0-
CSO (5)                2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-

Patrick Onishi         2001       -0-      -0-        -0-            -0-            -0-         -0-         -0-
Secretary (6)          2000       -0-      -0-        -0-            -0-            -0-         -0-         -0-


(1) Professor Barnikol receives a yearly salary of an aggregate $140,000 as President of the two German subsidiaries Sangui AG and Gluko AG. Professor Barnikol was issued 3,000,000 options to purchase common stock of the Company for $0.01 per share exercisable until June 30, 2009 in consideration for the transfer of all his patent rights to the Company.
(2) Until May 2001, Oswald Burkhard received a year compensation of approximately $6,000 as Officer (Vice President) of the two German subsidiaries.
(3) Sieglinde Borchert receives a monthly fee of approximately $5,800 from the German subsidiaries Sangui AG and Gluko AG.
(4) Detlev Freiherr von Linsingen receives a monthly fee of approximately $6,850 from the German Subsidiaries Sangui AG and Gluko AG.
(5) Harald Poetzschke receives a monthly fee of approximately $3,900 from the German Subsidiaries Sangui AG and Gluko AG.
(6) Patrick Onishi receives a monthly salary of approximately $5,800 from SanguiBioTech


Compensation  of  Directors

     To date, Directors of the Company have not received any compensation for serving in such capacity.

Employment  Agreements

     The Company and its subsidiaries have employment agreements with each of its officers or key employees. Professor Barnikol has an agreement with the Company pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock of SGBI as of the date of this report by:

* each person or entity known to own beneficially more than 5% of the common stock;
*     each  of  SGBI's  directors;
*     each  of  SGBI's  named  executive  officers;  and
*     all  executive  officers  and  directors  of  SGBI  as  a  group.

                                 Name and Address of                      Amount and Nature of  Percent of
Title of Class                   Beneficial Owner                         Beneficial Ownership  Class
------------------              ----------------------                    --------------------  -----------

Common Stock                     Dr. Wolfgang Barnikol                              1,853,600   4.56%
                                 Arndtsr, 8, D-58453 Witten
                                 Germany


Common Stock                     Dr. Oswald Burkhard                                  794,400   1.95%
                                 Martinsgasse 1, D-67547 Worms
                                 Germany


Common Stock                     Dora Malek                                               200     *
                                 Saturnstr. 19
                                 D-85609  Aschheim
                                 Germany


Common Stock                     Professor Joachim Lutz                                   -0-     *
                                 Thueringerstr. 24 D-97078 Wuerzburg
                                 Germany

Common Stock                     Sieglinde Borchert                                   61,000    0.15%
                                 Bahnhofstr. 12
                                 D-58452 Witten
                                 Germany

Common Stock                     Harald Poetzschke                                    81,000    0.20%
M.D.                             Weidenstr. 4, D-65207 Wiesbaden
                                 Germany

Common Stock                     Patrick Onishi                                       70,000    0.17%
                                 2 Cambridge
                                 Irvine  CA  92620,  US

Common Stock                     All Officers and Directors as
                                 a Group (8 persons)                                2,860,200   7.03%
                                                                                    =========  ======

*Less  than  0.1%

ITEM  12.  CERTAIN  TRANSACTIONS

     Except as otherwise disclosed below, no Director, substantial shareholder or Executive Officer of the Company was or is interested in any transaction undertaken by SGBI within the last three years.

EURO-AMERICAN. Euro-American GmbH ("EA") is a venture capital investment corporation organized and established in Germany. Axel Kutscher, former Non-Executive Director of the Company, and Helmet Kappes, former Non-Executive Director of the Company, and substantial shareholders of the Company, are also directors and shareholders of EA. During 2000, the Company entered into a subscription with EA, a principal stockholder of the Company, valued at $7,712,000, of which the Company received $7,487,000. The balance, $225,000, was recorded as stock subscription receivable. On June 30, 2001, the Company's Board of Directors authorized the writing off of the $225,000 of stock subscription receivable.

STOCK OPTIONS GRANTED IN FAVOR OF PROFESSOR WOLFGANG BARNIKOL. The Company entered into a stock option agreement which took effect on September 24, 1999, with Professor Wolfgang Barnikol, Chairman, Chief Operating Officer, and Executive Director and a substantial shareholder of the Company. Professor Barnikol was granted a share option of 3 million Shares at an exercise price of US$0.01 per share, in consideration of the assignment of his patent rights to the Company. Professor Barnikol is entitled to exercise the option at the point the Company completes the development of the artificial oxygen carrier or the implantable sensor and receives regulatory approval from either Germany, Singapore or the United States. The option shall terminate and cease to be exercisable on June 30, 2009 unless terminated earlier in accordance with the stock option agreement. The stock option agreement is governed under the laws of the State of California.

ROYALTY  ARRANGEMENT  WITH  PROFESSOR WOLFGANG BARNIKOL.  On July  7,  1997, the
Company entered into an agreement with Professor Barnikol pursuant to which Professor Barnikol assigned certain patents to the Company's German subsidiaries in exchange for a 3% royalty on products on net revenues developed by SanguiBioTech AG or GlukoMeditech AG. The royalty expires in 20 years or upon expiration of the patents.

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

10.14 Prolongation Letter for SanguiBiotech AG Grants (4)

21.1    Subsidiaries  of  the  Company (2)

---------
(1) Filed as an Exhibit to the Report on Form 8-K filed on or about April 4, 2000 and incorporated herein by reference.

(2) Filed as an Exhibit to the original Report on Form 10-KSB filed on October 13, 2000.

(3) Filed as an Exhibit to the amended Report on Form 10-KSB filed on November 20, 2000.

(4)  Filed as an Exhibit to the Report on Form 10-KSB filed on September
28, 2001.


(b)         Reports  on  Form  8-K

None

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.

                                            SANGUI  BIOTECH  INTERNATIONAL, INC.

                                            /s/ Wolfgang Barnikol
                                           ----------------------------------
                                           Wolfgang  Barnikol
                                           President  and  Director

Date:  October, 29,  2001