Form 10QSB
period 2001-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2001-11-13
CIK 1104280

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

     (Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Yes  [  X  ]  No  [    ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title  of  each  class  of  Common  Stock        Outstanding at November 7, 2001
-----------------------------------------        -------------------------------
  Common  Stock,  no  par  value                           40,514,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [   ]  No  [  X  ]

INDEX


                       SANGUI  BIOTECH  INTERNATIONAL,  INC.

                        PART  I.  FINANCIAL  INFORMATION

                                                                        Page
                                                                        ----

Item  1.  Financial  Statements

   Consolidated Balance Sheet at September 30, 2001 (Unaudited)           2

   Consolidated Statements of Operations and Comprehensive Loss
     (Unaudited) Three months ended September 30, 2001 and 2000           3

   Consolidated Statements of Cash Flows (Unaudited)
     Three months ended September 30, 2001 and 2000                       4

   Notes to Consolidated Financial Statements                             5

Item 2.  Management's Discussion and Analysis of Interim Financial
   Condition and Results of Operations                                    8

                          PART II. OTHER INFORMATION

Item  1.  Legal Proceedings                                              10

Item  2.  Changes in Securities                                          10

Item  3.  Defaults Upon Senior Securities                                10

Item  4.  Submission of Matters to a Vote of Security Holders            10

Item  5.  Other Information                                              10

Item  6.  Exhibits and Reports on Form 8-K                               10

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                         SEPTEMBER 30
                                                                  2001
                                                            (UNAUDITED)
                                                         --------------

Current assets
  Cash and cash equivalents . . . . . . . . . . . . . .  $   1,390,374
  Available for sale securities . . . . . . . . . . . .      4,074,738
  Accounts receivable . . . . . . . . . . . . . . . . .         73,158
  Inventories . . . . . . . . . . . . . . . . . . . . .        112,744
  Prepaid expenses and other assets . . . . . . . . . .        420,478
                                                         --------------
       Total current assets . . . . . . . . . . . . . .      6,071,492

Property and equipment-net. . . . . . . . . . . . . . .        502,529

Patents-net . . . . . . . . . . . . . . . . . . . . . .         41,849

Total assets. . . . . . . . . . . . . . . . . . . . . .  $   6,615,870
                                                         ==============



                  LIABILITIES & STOCKHOLDERS' EQUITY
                  ----------------------------------

Current liabilities
  Accounts payable and accrued expenses . . . . . . . .  $     354,752

Commitments and contingencies . . . . . . . . . . . . .              -

Stockholders' equity
  Preferred stock, no par value; 5,000,000 shares
  authorized; no shares issued and outstanding. . . . .              -
  Common stock:  no par value; 50,000,000 shares
  authorized, 40,514,363 shares issued and outstanding.     18,305,881

  Additional paid-in capital. . . . . . . . . . . . . .      1,250,000
  Prepaid consulting fees . . . . . . . . . . . . . . .       (551,169)
  Accumulated other comprehensive income. . . . . . . .         11,555
  Accumulated deficit . . . . . . . . . . . . . . . . .    (12,755,149)
                                                         --------------

  Total stockholders' equity. . . . . . . . . . . . . .      6,261,118

Total liabilities and stockholders' equity. . . . . . .  $   6,615,870
                                                         ==============

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                FOR THE
                                                         THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              (UNAUDITED)
                                                         --------------------
                                                               2001          2000
                                                --------------------  ------------


Sales. . . . . . . . . . . . . . . . . . . . .  $           101,241   $   122,789

Cost of sales. . . . . . . . . . . . . . . . .               81,201        90,617
                                                --------------------  ------------

Gross profit . . . . . . . . . . . . . . . . .               20,040        32,172

Operating expenses
Research and development . . . . . . . . . . .              291,987       184,736
General and administrative . . . . . . . . . .              508,660       321,689
Compensation expense related to stock options.              250,000             -
Depreciation and amortization. . . . . . . . .               38,127        31,422
Amortization of prepaid consulting fees. . . .              110,000       113,831
                                                --------------------  ------------

Total operating expenses . . . . . . . . . . .            1,198,774       651,678

Loss from operations . . . . . . . . . . . . .           (1,178,734)     (619,506)

Other income
Interest income. . . . . . . . . . . . . . . .               43,992        70,733
Other income . . . . . . . . . . . . . . . . .               25,719             -
                                                --------------------  ------------
Total Other Income . . . . . . . . . . . . . .               69,711        70,733

Net loss . . . . . . . . . . . . . . . . . . .           (1,109,023)     (548,773)

Other comprehensive income (loss)
Foreign currency translation adjustments . . .              210,175      (145,197)
Unrealized gain on marketable securities . . .              157,750             -
                                                --------------------  ------------

Comprehensive loss . . . . . . . . . . . . . .  $          (741,098)  $  (693,970)
                                                ====================  ============

Net loss available to common
shareholder per common share
Net loss . . . . . . . . . . . . . . . . . . .  $             (0.03)  $     (0.01)
                                                ====================  ============

Basic and diluted weighted average
number of common shares outstanding. . . . . .           40,514,363    40,514,303
                                                ====================  ============

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE
                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                       (UNAUDITED)
                                                                                   --------------------
                                                                                       2001         2000
                                                                        --------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (1,109,023)  $ (548,773)
Adjustments to reconcile net loss to cash used by operating activities
  Compensation expense related to stock options. . . . . . . . . . . .              250,000            -
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .               38,127       31,422
  Amortization of prepaid consulting fees. . . . . . . . . . . . . . .              110,000      113,831

Changes in operating asset and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .               55,770      143,809
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (42,723)       5,204
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . .              (57,742)      42,515
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . .               66,135      (30,957)
                                                                        --------------------  -----------

Net cash used in operating activities. . . . . . . . . . . . . . . . .             (689,456)    (242,949)
                                                                        --------------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Increase in marketable securities. . . . . . . . . . . . . . . . . .           (3,226,969)           -
  Maturities of marketable securities. . . . . . . . . . . . . . . . .            2,773,490            -
  Purchase of property and equipment . . . . . . . . . . . . . . . . .              (31,450)           -
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . .                    -       22,222


Net cash (used in) provided by investing activities. . . . . . . . . .             (484,929)      22,222
                                                                        --------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of stock subscription receivable. . . . . . . . . . . . .                    -       46,931
                                                                        --------------------  -----------

Effect of exchange rate changes. . . . . . . . . . . . . . . . . . . .              210,175     (145,197)
                                                                        --------------------  -----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .             (964,210)    (318,993)

Cash and cash equivalents, beginning of period . . . . . . . . . . . .            2,354,584    7,989,258
                                                                        --------------------  -----------

Cash and cash equivalents, ending of period. . . . . . . . . . . . . .  $         1,390,374   $7,670,265
                                                                        ====================  ===========

Supplemental disclosures:
  Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 -   $        -
                                                                        ====================  ===========
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -            -
                                                                        ====================  ===========

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form
10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2002.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Nature  of  Business
--------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") are engaged in the research, development, manufacture, and sales of medical products.

The Company's wholly owned subsidiary Sangui BioTech, Inc. ("SBT"), incorporated in Delaware in 1996, is located in Santa Ana, California. SBT manufactures in vitro immunodiagnostic blood test kits that are primarily sold in the United States and Europe. The Company has three subsidiaries located outside the United States, Sangui BioTech AG ("Sangui AG"), GlukoMediTech, AG ("Gluko AG"), and Sangui BioTech PTE Ltd. ("Sangui Singapore").

Sangui AG, incorporated in Mainz, Germany in 1995, is engaged in the development of artificial oxygen carriers (blood substitute and additives). Gluko AG, incorporated in Mainz, Germany in 1996, is engaged in the development of glucose implant sensors. Sangui Singapore, incorporated in Singapore in 1999, is a regional office for the Company and carries out research and development projects in conjunction with Sangui AG and Gluko AG.

Consolidation
-------------

The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use  of  Estimates:
-------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

Risk  and  Uncertainties
------------------------

The Company's line of in vitro immunodiagnostic products, as well as the future pharmaceutical (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by Sangui AG and Gluko AG, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, most of the Company's immunodiagnostic tests for use with humans have been cleared by the above regulatory agencies. There can be no assurance that the Company will maintain the regulatory approvals required to market its products elsewhere. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

The Company's revenues from product sales derived from its immunodiagnostic blood test kits are small. However, management believes its current cash and highly liquid marketable securities totaling approximately $5.5 million at September 30, 2001, are sufficient to fund the Company's operations and working capital requirements at least through June 30, 2002.

Cash  and  cash  equivalents
----------------------------

The Company maintains its cash in uninsured accounts and not in bank depository accounts insured by the Federal Deposit Insurance Corporation
(FDIC). The Company has not experienced any losses in these uninsured accounts. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company also maintains bank accounts in Germany.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in the Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements and was effective October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

Research  and  Development
--------------------------

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Stock  Compensation
-------------------

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

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 3).

The Company adopted FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the financial statements.

Basic  and  Diluted  Earnings  (Loss)  Per  Common  Share
---------------------------------------------------------

The Company applies Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which requires dual presentation of net income (loss):
Basic and Diluted. Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. No shares were diluted as of September 30, 2001 and 2000. Basic and diluted loss per share are the same as the effect of stock options on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

Foreign  Currency  Translation
------------------------------

Assets and liabilities of the Company's German and Singapore operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expenses are translated at weighted average exchange rates for the period. The Company had foreign exchange transaction gain (losses) of approximately $210,000 and $(145,000) for the three months ended September 30, 2001 and 2000, respectively.

Comprehensive  Income
---------------------

The Company applies SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income are the changes in the cumulative foreign currency translation adjustments and unrealized gains (losses) on securities classified as available-for-sale and are recorded as components of stockholders' equity.

Segments  of  an  Enterprise  and  Related  Information
-------------------------------------------------------

The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires companies to report information about operating segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. (See Note 5).

Accounting  for  Derivative  Instruments  and  Hedging  Activities
------------------------------------------------------------------

The  Company  adopted  SFAS  No. 133, "Accounting for Derivative Instruments and
Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

New  Accounting  Pronouncements
-------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill no longer be amortized. Instead, goodwill will be tested for impairment and written down if its fair value declines below its carrying amount. Goodwill amortization ceases as of the date of the required adoption of this standard that will be January 1, 2002. The Company does not expect SFAS No. 142 to have a material effect on its financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS No. 144 to have a material impact on its financial statements.


Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE  3  -  AVAILABLE  FOR  SALE  SECURITIES

Available  for  sale  securities consist of the following at September 30, 2001:


                                     Cost        Fair Market Value   Unrealized Gain

Corporate bonds due within one year  $1,314,600  $        1,409,216  $         94,616
Mutual Funds. . . . . . . . . . . .   2,602,388           2,665,522            63,134
                                     ----------  ------------------  ----------------
                                     $3,916,988  $        4,074,738  $        157,750
                                     ==========  ------------------  ----------------


NOTE  4  -  COMPENSATION  EXPENSE  RELATED  TO  STOCK  OPTIONS
--------------------------------------------------------------

Per APB No. 25, "Accounting for Stock Issued to Employees", the Company has recognized compensation expense for previously issued options in the amount of $250,000 in the accompanying statement of operations for the three months ended September 30, 2001.


NOTE  5  -  BUSINESS  SEGMENTS
------------------------------

The Company reports it business segments based on geographic regions, which are as follows for the period ended September 30:

                                         2001      2000
                                   ----------  --------

Net sales:
---------------------------------
Sangui USA. . . . . . . . . . . .  $  101,241  $122,789
Sangui BioTech AG . . . . . . . .           -         -
GlukoMediTech,AG. . . . . . . . .           -         -
Sangui BioTech PTE Ltd, Singapore           -         -
                                   $  101,241  $122,789
                                   ==========  ========


Net loss:
---------------------------------
Sangui USA. . . . . . . . . . . .  $  632,694  $244,575
Sangui BioTech AG . . . . . . . .     206,788   172,492
GlukoMediTech,AG. . . . . . . . .     200,260   107,592
Sangui BioTech PTE Ltd, Singapore      69,281    24,114
                                   ----------  --------
                                   $1,109,023  $548,773
                                   ==========  ========


Depreciation and amortization
---------------------------------
Sangui USA. . . . . . . . . . . .  $    3,595  $  2,959
Sangui BioTech AG . . . . . . . .      24,686    20,904
GlukoMediTech,AG. . . . . . . . .       9,846     7,559
Sangui BioTech PTE Ltd, Singapore           -         -
                                   $   38,127  $ 31,422
                                   ==========  ========

Identifiable assets
---------------------------------
Sangui USA. . . . . . . . . . . .  $  929,859
Sangui BioTech AG . . . . . . . .   2,619,783
GlukoMediTech,AG. . . . . . . . .   2,809,603
Sangui BioTech PTE Ltd, Singapore     256,625
                                   $6,615,870
                                   ==========

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

The  Company  is  actively  building  its  management  and  support  team.

FINANCIAL  POSITION
-------------------

The Company's current assets decreased approximately $309,000, or 5%, from June 30, 2001 to approximately $6,071,000 at September 30, 2001. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $965,000, an increase in available for sale securities of approximately $611,000, and an increase in prepaid and other assets of approximately $58,000. The decrease in cash includes approximately $635,000 transferred to money market mutual funds classified as available for sale securities. The balance of the decrease in cash and cash equivalents of approximately $330,000 results from funding the current quarter's operations of the Company.

The Company's property and equipment decreased approximately $10,000, or 2%, from June 30, 2001 to approximately $503,000 at September 30, 2001 due to increases of approximately $31,000 from the purchase of equipment and decreases of approximately $38,000 due to depreciation.

The Company's accounts payable increased approximately $66,000, or 23%, from June 30, 2001 to approximately $355,000 at September 30, 2001, primarily due to increased accruals for professional fees incurred in the current quarter related to the lawsuit against a former director of the Company.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholder's equity decreased approximately $381,000. The primary decrease is caused by the Company's current period net loss of approximately $1,109,000. Increases include a reduction in prepaid consulting fees of $110,000 due to amortization, an increase in additional paid-in capital of $250,000 due to the amortization of the fair value of previously issued options, and an increase in accumulated other comprehensive income of approximately $368,000 due to foreign currency translation adjustments and unrealized gain on marketable securities.


RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  September  30,  2001  and  2000:

Sangui  BioTech
---------------
SALES. Sales decreased 18% to approximately $101,000 in 2001 from approximately $123,000 in 2000. This decrease of approximately $22,000 is attributed to unusually large orders placed by the Company's German distributor at the end of the prior quarter and a related decrease in orders from that distributor in the current quarter.

COST OF SALES. Cost of sales decreased 10% to approximately $81,000 in 2001 from approximately $91,000 in 2000. This decrease of $10,000 is related to reduced costs associated with the decrease in sales. The Company's gross margin decreased to 20% in 2001 from 26% in 2000 primarily due to decrease in economy of scale. Management believes that the gross margin should be improved as sales increase to previous quarters levels

GENERAL AND ADMINISTRATIVE. General and administrative expenses, exclusive of amortization of prepaid consulting fees of approximately $110,000, increased 59% to approximately $296,000 in 2001 from approximately $186,000 in 2000. This increase of $110,000 is related to legal costs incurred by the Company in a lawsuit against a former director of the Company.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $250,000 in 2001, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company. There was no compensation expense related to stock options in 2000.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was approximately $110,000 in 2001 and $114,000 in 2000.

Sangui  AG
----------
RESEARCH AND DEVELOPMENT. Research and development expenses increased 27% to approximately $116,000 in 2001 from approximately $91,000 in 2000, due to increased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 46% to approximately $99,000 in 2001 from approximately $68,000 in 2000. This increase of $31,000 is attributed to increases in staffing and operating expenses.

Gluko  AG
---------
RESEARCH AND DEVELOPMENT. Research and development expenses increased 89% to approximately $176,000 in 2001 from approximately $94,000 in 2000, due to increased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 6% to approximately $44,000 in 2001 from approximately $47,000 in 2000.

Sangui  Singapore
-----------------
GENERAL AND ADIMISTRATIVE. General and administrative expenses increased 229% to approximately $69,000 in 2001 from approximately $21,000 in 2000 and is attributed to full time operations beginning during the most recent fiscal year.

Sangui  Biotech  International,  Inc.
-------------------------------------
NET LOSS. The Company's consolidated net loss was approximately $1,109,000, or approximately three cents per common share, in 2001, compared to approximately $549,000, or one cent per common share, in 2000. This increase in net loss is a result primarily of increased research and development expenses and an increase in compensation expense related to stock options, offset by a decrease in amortization of prepaid consulting fees.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

For the three-months ended September 30, 2001, net cash used in operating activities increased to approximately $689,000 from approximately $243,000 in the corresponding period in 2000, primarily related to an increase in the Company's consolidated net loss.

For the three-months ended September 30, 2001, net cash used in investing activities was approximately $643,000 compared to net cash provided by investing activities of approximately $22,000 in the corresponding period in 2000. The principal decrease in cash is due to the net increase of marketable securities of approximately $611,000.

For the three-months ended September 30, 2001, there was no cash provided by financing activities compared to approximately $47,000 of net cash provided by financing activities of in the corresponding period in 2000 received from the collection of stock subscriptions receivable. There were no stock subscriptions receivable in 2001.

Working capital was approximately $5,716,000 at September 30, 2001, a decrease of approximately $375,000 from June 30, 2001. For the three-month period ended September 30, 2001, cash and cash equivalents and available for sale securities declined approximately $353,000, or 6%, to approximately $5,465,000 at September 30, 2001 from approximately $5,818,000 at June 30, 2001.

A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. Marketable securities at September 30, 2001 includes approximately $1,409,000 in investment grade bonds of German companies generally with original maturities less than six months which are generally held to maturity, and approximately $2,666,000 of investments in money market mutual funds which are convertible to cash daily. The Company's investments in bonds have generally been held until maturity. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the three-months ended September 30, 2001, realized gains and losses on the Company's marketable securities were negligible, and unrealized gains were approximately $154,000.

The Company intends to intensify its development efforts during the remaining quarters of the current fiscal year ending June 30, 2002. The Company believes that its available cash will be sufficient to satisfy its requirements through June 30, 2002. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities during the current year. No assurance can be given that these efforts will be successful.

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
----------------------------------------------------------------------------

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

PART  II  -  OTHER  INFORMATION
-------------------------------


ITEM  1  -  LEGAL  PROCEEDINGS
------------------------------

 On July 26, 2001, the Company commenced a lawsuit in the United States District Court for the District of Colorado against Helmut Kappes. Mr. Kappes was serving as a director of the Company when the lawsuit was filed. In the lawsuit, the Company alleges that Mr. Kappes was engaged in conduct related to the Company's affairs that is fraudulent, dishonest and gross abuse of his authority or discretion as a director and that his removal and ban from re-election from the Company's Board of Directors would be in the best interest of the Company. Among other things, the Company alleges that Mr. Kappes caused the Company to enter into a contract with Axel Kleinkorres without adequate disclosure of Mr. Kappes's conflicts of interest and that the remuneration paid to Mr. Kleinkorres was excessive. The Company also alleges that Mr. Kappes is engaged in an improper exchange offer campaign involving the Company's shares. The Court issued a Temporary Restraining Order suspending Mr. Kappes from the Board of Directors of the Company and restraining Mr. Kappes from pursuing the exchange offer. The Temporary Restraining Order has expired. The Company has filed a Motion for Preliminary Injunction which is pending.
The Company seeks the removal and ban from re-election of Mr. Kappes from the Company's Board of Directors, an injunction against from Mr. Kappes and his affiliates from exchanging the shares of the Company's common stock for shares of an entity in which Mr. Kappes has a financial interest, compensatory damages in an amount to be determined and costs of the action. Mr. Kappes has filed a motion to dismiss the lawsuit in which he asserts that the Court in Colorado is an inconvenient forum for resolution of the disputes. The Company does not agree with the position of Mr. Kappes and has filed an opposition brief with the Court. A hearing date has not been scheduled for argument of the motion to dismiss. In October 2001, Mr. Kappes resigned from the Company's Board of Directors.


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
------------------------------

Not  applicable

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(b)     Reports  on  Form  8-K.
     During the quarter ended September 30, 2001, the Company filed a Report on Form 8-K on July 30, 2001 reporting the Company's lawsuit against Helmut Kappes, who was then a director of the Company.
     The Company also filed a Report on Form 8-K on October 10, 2001 reporting the resignation of Helmut Kappes as a director of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




SANGUI  BIOTECH  INTERNATIONAL,  INC.




By:     /s/ Detlev Baron von Linsingen
            Detlev Baron von Linsingen
            Chief Financial Officer, Treasurer


Date:     November 13, 2001