Form 10QSB
period 2001-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2002-02-14
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission  file  number  0-29233

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
     Yes  [  X  ]  No  [    ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title  of  each  class  of  Common  Stock      Outstanding at February 13, 2002
-----------------------------------------      --------------------------------
  Common  Stock,  no par  value                           40,514,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [    ]  No  [  X  ]

INDEX


                       SANGUI BIOTECH INTERNATIONAL, INC.

                       PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

        Consolidated Balance Sheet at December 31, 2001 (Unaudited)

        Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
           Three and six months ended December 31, 2001 and 2000.

        Consolidated  Statements  of  Cash  Flows (Unaudited)  Six months ended
            December 31, 2001 and 2000.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K




                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS



                                                          DECEMBER 31
                                                             2001
                                                          (UNAUDITED)
                                                         -------------

Current assets
  Cash and cash equivalents                              $  1,099,632
  Available for sale securities                             3,461,937
  Accounts receivable                                         106,833
  Inventories                                                 102,937
  Prepaid expenses and other assets                           273,716
                                                         -------------
       Total current assets                                 5,045,055

Property and equipment-net                                    454,829

Patents-net                                                    36,171
                                                         -------------

Total assets                                             $  5,536,055
                                                         =============



LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                  $    183,127

Commitments and contingencies                                       -

Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                      -
  Common stock, no par value, 50,000,000 shares
  authorized, 40,514,363 shares issued and outstanding     18,305,881

  Additional paid-in capital                                1,500,000
  Prepaid consulting fees                                    (441,169)
  Accumulated other comprehensive loss                        (20,574)
  Accumulated deficit                                     (13,991,210)
                                                         -------------

  Total stockholders' equity                                5,352,928
                                                         -------------

Total liabilities and stockholders' equity               $  5,536,055
                                                         =============



The accompanying notes are an integral part of these consolidated financial statements


                                   SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                             FOR THE                    FOR THE
                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           DECEMBER 31                DECEMBER 31
                                                           (UNAUDITED)                (UNAUDITED)
                                                  ------------  ------------  ------------  ------------
                                                       2001          2000          2001          2000
                                                  ------------  ------------  ------------  ------------
Sales                                             $   141,012   $   138,082   $   242,253   $   262,983

Cost of sales                                          89,218        83,205       170,419       173,822
                                                  ------------  ------------  ------------  ------------

Gross profit                                           51,794        54,877        71,834        89,161
                                                  ------------  ------------  ------------  ------------

Operating expenses
Research and development                              244,204       345,556       536,333       494,304
General and administrative                            700,265       721,871     1,218,756       897,807
Compensation expense related to stock options         250,000       500,000       500,000       500,000
Depreciation and amortization                          39,062        34,390        77,187        65,052
Amortization of prepaid consulting fees               110,000       110,000       220,000       223,831
                                                  ------------  ------------  ------------  ------------

Total operating expenses                            1,343,531     1,711,817     2,552,276     2,180,994
                                                  ------------  ------------  ------------  ------------

Loss from operations                               (1,291,737)   (1,656,940)   (2,480,442)   (2,091,833)
                                                  ------------  ------------  ------------  ------------

Other income
Interest income                                        16,104        74,734        60,174       145,597
Other income                                           39,572             -        68,051             -
                                                  ------------  ------------  ------------  ------------
Total other income                                     55,676        74,734       128,225       145,597
                                                  ------------  ------------  ------------  ------------

Net loss                                           (1,236,061)   (1,582,206)   (2,352,217)   (1,946,236)

Other comprehensive income (loss)
Foreign currency translation adjustments              (20,876)      308,906       196,460       (21,034)
Unrealized gain (loss) on marketable securities       (11,253)            -       146,469             -
                                                  ------------  ------------  ------------  ------------

Comprehensive loss                                $(1,268,190)  $(1,273,300)  $(2,009,288)  $(1,967,270)
                                                  ============  ============  ============  ============

Net loss available to common
shareholders per common share
Net loss                                          $     (0.03)  $     (0.04)  $     (0.06)  $     (0.05)
                                                  ============  ============  ============  ============

Basic and diluted weighted average
number of common shares outstanding                40,514,363    40,514,303    40,514,363    40,514,303
                                                  ============  ============  ============  ============



The accompanying notes are an integral part of these consolidated financial statements


                                SANGUI BIOTECH INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE
                                                                            SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                               (UNAUDITED)
                                                                            2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(2,352,217)  $(1,946,236)
Adjustments to reconcile net loss to cash used by operating activities
  Compensation expense related to stock options                             500,000       500,000
  Depreciation and amortization                                              77,187        65,052
  Amortization of prepaid consulting fees                                   220,000       223,831
Changes in operating assets and liabilities:
  Accounts receivable                                                        22,095       (57,570)
  Grants receivable                                                               -       176,844
  Inventories                                                               (32,916)       12,960
  Prepaid expenses and other assets                                          89,020       (80,380)
  Accounts payable and accrued expenses                                    (105,490)       74,301
                                                                        ------------  ------------

Net cash used in operating activities                                    (1,582,321)   (1,031,198)
                                                                        ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in marketable securities                                        (4,212,845)            -
Maturities of marketable securities                                       4,360,886             -
Purchase of property and equipment                                          (17,132)     (228,933)
                                                                        ------------  ------------

Net cash (used in) provided by investing activities                         130,909      (228,933)
                                                                        ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of stock subscription receivable                                       -       321,367
                                                                        ------------  ------------

Effect of exchange rate changes                                             196,460       (17,859)
                                                                        ------------  ------------

Net decrease in cash and cash equivalents                                (1,254,952)     (956,623)

Cash and cash equivalents, beginning of period                            2,354,584     7,989,258
                                                                        ------------  ------------

Cash and cash equivalents, ending of period                             $ 1,099,632   $ 7,032,635
                                                                        ============  ============


Supplemental disclosures:
  Cash paid during the period for:
  Interest                                                              $         -   $       973
                                                                        ============  ============
  Income taxes                                                                    -             -
                                                                        ============  ============



The accompanying notes are an integral part of these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form
10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2002.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") are engaged in the development, manufacture, and sales of medical products.

The Company's wholly owned subsidiary Sangui BioTech, Inc. ("Sangui USA"), incorporated in Delaware in 1996, is located in Santa Ana, California. Sangui USA manufactures in vitro immunodiagnostic blood test kits that are primarily sold in the United States and Europe. The Company has three subsidiaries located outside the United States: SanguiBioTech AG ("Sangui AG"), GlukoMediTech, AG ("Gluko AG"), and Sangui BioTech PTE Ltd. ("Sangui Singapore").

Sangui AG, incorporated in Mainz, Germany in 1995, is engaged in the development of artificial oxygen carriers (blood substitute and additives). Gluko AG, incorporated in Mainz, Germany in 1996, is engaged in the development of glucose implant sensors. Sangui Singapore, incorporated in Singapore in 1999, is a regional office for the Company and carries out development projects in conjunction with Sangui AG and Gluko AG.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use  of  Estimates

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

The Company's revenues from product sales derived from its immunodiagnostic blood test kits are small. However, management believes its current cash and highly liquid marketable securities totaling approximately $4.6 million at December 31, 2001, are sufficient to fund the Company's operations and working capital requirements at least through June 30, 2002.

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

Marketable  Securities

Marketable securities are classified as available-for-sale, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are excluded from earnings and are reported as a separate component of other comprehensive loss in shareholders' equity. Realized gains and losses are included in income and are determined based on the specific identification of the securities bought and sold (see Note 3).

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

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented .

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

Basic  and  Diluted  Earnings  (Loss)  Per  Common  Share

The Company applies Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which requires dual presentation of net income (loss):
Basic and Diluted. Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. No shares were dilutive as of December 31, 2001 and 2000. Basic and diluted loss per share are the same as the effect of stock options on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

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

Comprehensive  Income

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

Segments  of  an  Enterprise  and  Related  Information

The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires companies to report information about operating segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. (See Note 6.)

New  Accounting  Pronouncements

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

NOTE 3 - AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of the following at December 31, 2001:


                                   Cost     Fair Market Value   Unrealized Gain
                                ----------  ------------------  ----------------
Corporate bonds due
 within one year                $  211,490  $          321,779  $        110,289
Mutual Funds                    $3,103,978  $        3,140,158  $         36,180
                                ----------  ------------------  ----------------
                                $3,315,468  $        3,461,937  $        146,469
                                ==========  ==================  ================


NOTE  4  -  COMPENSATION  EXPENSE  RELATED  TO  STOCK  OPTIONS

Per APB No. 25, "Accounting for Stock Issued to Employees", the Company has recognized compensation expense for previously issued options in the amount of $250,000 and $500,000 in the accompanying statement of operations for the three and six months ended December 31, 2001, respectively.

NOTE  5  -  PATENT LITIGATION

In December 2000, Axis/Shields ASA, a Norway corporation (Axis), filed a lawsuit against Sangui USA alleging that Sangui USA's Carbohydrate-Deficient Transferrin ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. In March 2001, a settlement was reached and Sangui USA agreed to cease manufacture and sale of the CDT test kit. Sangui USA subsequently designed a new test kit which it is
currently manufacturing and selling.   Sangui USA designed its current product
specifically to avoid infringement of the Axis patent.    In December  2001,
Axis filed another lawsuit in the U.S. District Court for the Central District of California against Sangui USA alleging that the new test kit also infringed on Axis' patent rights. Sangui USA filed an answer denying the claims of Axis and has counterclaimed against Axis for a declaratory judgment of invalidity of the patent of Axis and for antitrust violations. The case has not been scheduled for trial.

Since the resolution of this matter cannot be determined at this time, the company has not recorded any entry in the December 31, 2001 financial statements.


NOTE 6 - BUSINESS SEGMENTS

The Company reports its business segments based on geographic regions, which are as follows:

                          Three months ended December 31,  Six months ended December 31,
                                       2001       2000        2001        2000
                                   ----------  ----------  ----------  ----------
Net sales:
----------
Sangui USA                         $  141,012  $  138,082  $  242,253  $  262,983
Sangui BioTech AG                           -           -           -           -
GlukoMediTech,AG                            -           -           -           -
Sangui BioTech PTE Ltd, Singapore           -           -           -           -
                                   ----------  ----------  ----------  ----------
                                   $  141,012  $  138,082  $  242,253  $  262,983
                                   ==========  ==========  ==========  ==========


Net loss:
---------
Sangui USA                         $  659,179  $  877,156  $1,298,555  $1,119,619
Sangui BioTech AG                     308,193     460,042     514,672     571,265
GlukoMediTech,AG                      211,381     219,264     411,605     205,494
Sangui BioTech PTE Ltd, Singapore      57,308      25,744     127,385      49,858
                                   ----------  ----------  ----------  ----------
                                   $1,236,061  $1,582,206  $2,352,217  $1,946,236
                                   ==========  ==========  ==========  ==========


Depreciation and amortization
-----------------------------
Sangui USA                         $    3,595  $    4,097  $    7,190  $    7,056
Sangui BioTech AG                      25,421      21,410      50,105      42,324
GlukoMediTech,AG                       10,046       8,883      19,892      15,672
Sangui BioTech PTE Ltd, Singapore           -           -           -           -
                                   ----------  ----------  ----------  ----------
                                   $   39,062  $   34,390  $   77,187  $   65,052
                                   ==========  ==========  ==========  ==========

Identifiable assets
-------------------
Sangui USA                         $  813,434
Sangui BioTech AG                   2,024,831
GlukoMediTech,AG                    2,505,168
Sangui BioTech PTE Ltd, Singapore     192,622
                                   ----------
                                   $5,536,055
                                   ==========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Forward-looking  Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements related to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's financial resources, trends in spending on development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, and future product development efforts. Investors are cautioned that forward-looking statements involve risks and uncertainties, which may affect our business and prospects, including but not limited to, the Company's expected need for additional funding and the uncertainty of receiving the additional funding, changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, new development of competitive products and treatments, administrative and regulatory approval and related considerations, health care legislation and regulation, and other factors discussed in our filings with the Securities and Exchange Commission.

GENERAL

The Company is primarily involved in the development of artificial oxygen carriers and glucose sensors, and in the manufacturing, marketing and distribution of in vitro immunodiagnostic test kits.

The Company's development projects are primarily in the preliminary stages. The Company is diligently developing several applications for its primary development projects, but does not anticipate beginning any government protocols or clinical trials in the near term.

FINANCIAL  POSITION

The Company's current assets decreased approximately $1.3 million, or 21%, from June 30, 2001 to approximately $5.0 million at December 31, 2001. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $1.2 million and a decrease in prepaid and other assets of approximately $89,000. The decrease in cash results primarily from funding the current year's operations of the Company.

The Company's property and equipment decreased approximately $59,000, or 12%, from June 30, 2001 to approximately $455,000 at December 31, 2001 due primarily to $77,000 of depreciation.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $1.3 million. The primary decrease is caused by the Company's current period net loss of approximately $2.4 million. Increases include a reduction in prepaid consulting fees of $220,000 due to amortization, an increase in additional paid-in capital of $500,000 due to the amortization of the fair value of previously issued options, and an increase in accumulated other comprehensive income of approximately $336,000 due to foreign currency translation adjustments and unrealized gain on marketable securities.


RESULTS  OF  OPERATIONS

Three  Months  Ended  December  31,  2001  and  2000:

Sangui USA
SALES. Sales increased 2% to approximately $141,000 in 2001 from approximately $138,000 in 2000. The increase is attributed to more orders placed in the current quarter by the Company's German distributor.

COST OF SALES. Cost of sales increased 7% to approximately $89,000 in 2001 from approximately $83,000 in 2000. This increase is related to increased costs associated with the increase in sales. The Company's gross margin decreased to 37% in 2001 from 40% in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 5% to approximately $352,000 in 2001 from approximately $335,000 in 2000. This increase is primarily related to legal costs incurred by the Company in a lawsuit against a former director of the Company.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $250,000 in 2001 and $500,000 in 2000, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company. The increase of $250,000 results from adjusting the compensation expense for fiscal year 2000 in the second quarter.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was $110,000 in 2001 and 2000.

Sangui AG
RESEARCH AND DEVELOPMENT. Development expenses decreased 39% to approximately $132,000 in 2001 from approximately $217,000 in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 21% to approximately $193,000 in 2001 from approximately $244,000 in 2000.

Gluko  AG
RESEARCH AND DEVELOPMENT. Development expenses decreased 9% to approximately $112,000 in 2001 from approximately $122,000 in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 17% to approximately $98,000 in 2001 from approximately $118,000 in 2000.

Sangui  Singapore
GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 123% to approximately $57,000 in 2001 from approximately $26,000 in 2000 and are attributed to full time operations beginning during the most recent fiscal year.

Sangui  BioTech  International,  Inc.
NET LOSS. The Company's consolidated net loss was approximately $1.2 million, or approximately three cents per common share, in 2001, compared to approximately $1.6 million, or four cents per common share, in 2000. This decrease in net loss is a result primarily of a decrease in compensation expense related to stock options.

Six  months  Ended  December  31,  2001  and  2000:

Sangui  USA
SALES. Sales decreased 9% to approximately $242,000 in 2001 from approximately $263,000 in 2000. This decrease is attributed to the Company's German distributor making fewer purchases in 2001.

COST OF SALES. Cost of sales decreased 2% to approximately $170,000 in 2001 from approximately $174,000 in 2000. This decrease is related to reduced costs associated with the decrease in sales. The Company's gross margin decreased to 30% in 2001 from 33% in 2000 primarily due to decrease in economy of scale.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 28% to approximately $655,000 in 2001 from approximately $513,000 in 2000. This increase is related primarily to legal costs incurred by the Company in lawsuits against a former director of the Company.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $500,000 in 2001 and 2000, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was approximately $220,000 in 2001 and $224,000 in 2000.

Sangui AG
RESEARCH AND DEVELOPMENT. Development expenses decreased 19% to approximately $247,000 in 2001 from approximately $293,000 in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 9% to approximately $291,000 in 2001 from approximately $265,000 in 2000. This increase is attributed to increases in staffing and operating expenses.

Gluko  AG
RESEARCH AND DEVELOPMENT. Development expenses increased 36% to approximately $289,000 in 2001 from approximately $185,000 in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 48% to approximately $141,000 in 2001 from approximately $74,000 in 2000.

Sangui  Singapore
GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 164% to approximately $132,000 in 2001 from approximately $50,000 in 2000 and are attributed to full time operations in the current fiscal year compared to start up operations in the prior fiscal year.

Sangui  Biotech  International,  Inc.
NET LOSS. The Company's consolidated net loss was approximately $2.4 million or approximately six cents per common share, in 2001, compared to approximately $2.0 million, or five cents per common share, in 2000. This increase in net loss is a result primarily of increased operating and legal expenses.


LIQUIDITY AND CAPITAL RESOURCES

For the six-months ended December 31, 2001, net cash used in operating activities increased to approximately $1.6 million from approximately $1.0 million in the corresponding period in 2000, primarily related to an increase in the Company's consolidated net loss.

For the six-months ended December 31, 2001, net cash used in investing activities was approximately $16,000 compared to net cash used in investing activities of approximately $229,000 in the corresponding period in 2000. The principal increase in cash is due to the decrease in purchases the current period of property and equipment.

For the six-months ended December 31, 2001, there was no cash provided by financing activities compared to approximately $321,000 of net cash provided by financing activities of the corresponding period in 2000 received from the collection of stock subscriptions receivable. There were no stock subscriptions receivable in 2001.

Working capital was approximately $4.7 million at December 31, 2001, a decrease of approximately $1.3 million from June 30, 2001. For the six-month period ended December 31, 2001, cash and cash equivalents and available for sale securities declined approximately 22%, to approximately $4.5 million at December 31, 2001 from approximately $5.8 million at June 30, 2001.

A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. Marketable securities at December 31, 2001 includes approximately $322,000 in investment grade bonds of German companies generally with original maturities less than six months which are generally held to maturity, and approximately $3.1 million of investments in money market mutual funds which are convertible to cash daily. The Company's investments in bonds have generally been held until maturity. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the six-months ended December 31, 2001, realized gains and losses on the Company's marketable securities were negligible, and unrealized gains were approximately $146,000.

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

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.


PART  II  -  OTHER  INFORMATION


ITEM  1  -  LEGAL  PROCEEDINGS

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

In December, 2000, Axis/Shields ASA, a Norway corporation (Axis), filed a lawsuit against Sangui USA alleging that Sangui USA's Carbohydrate-Deficient Transferrin ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. In March 2001, a settlement was reached and Sangui USA agreed to cease manufacture and sale of the CDT test kit. Sangui USA subsequently designed a new test kit which it is currently manufacturing and selling. Sangui USA designed its current product specifically to avoid infringement of the Axis patent. In December 2001, Axis filed another lawsuit in the U.S. District Court for the Central District of California, against Sangui USA alleging that the new test kit also infringed on Axis' patent rights. Sangui USA filed an answer denying the claims of Axis and has counterclaimed against Axis for a declaratory judgment of invalidity of the patent of Axis and for antitrust violations. The case has not been scheduled for trial. Since the resolution of this matter cannot be determined at this time, the company has not recorded any entry in the December 31, 2001 financial statements.

ITEM  2  -  CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

Not  applicable

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

Not  applicable

ITEM  5  -  OTHER  INFORMATION

Not  applicable

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)     Reports  on  Form  8-K.
     The Company filed a Report on Form 8-K on October 10, 2001 reporting the resignation of Helmut Kappes as a director of the Company.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SANGUI  BIOTECH  INTERNATIONAL,  INC.




By:     _______________________________
        Detlev  Baron  von  Linsingen
        Chief  Financial  Officer,  Treasurer


Date:     February  14,  2002