Form 10QSB
period 2002-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2002-05-15
CIK 1104280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title of each class of Common Stock                 Outstanding at May 13, 2002
-----------------------------------                -----------------------------
    Common Stock, no par value                               40,514,363


Transitional Small Business Disclosure Format
(Check one);

Yes  [ ]    No  [X]

INDEX


                       SANGUI BIOTECH INTERNATIONAL, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at March 31, 2002 (Unaudited)

        Consolidated Statements of Operations and Comprehensive Loss (Unaudited) Three and nine months ended March 31, 2002 and 2001.

        Consolidated Statements of Cash Flows (Unaudited) Nine months ended March 31, 2002 and 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET




                                                                   MARCH 31
                                                                     2002
                                                                  (UNAUDITED)
                                                                -------------
                                     ASSETS

Current assets
       Cash and cash equivalents                                $     965,306
       Available for sale securities                                2,981,525
       Accounts receivable                                             93,805
       Inventories                                                     89,088
       Prepaid expenses and other assets                              319,415
                                                                -------------
            Total current assets                                    4,449,139

Property and equipment-net                                            422,355

Patents-net                                                            46,793
                                                                -------------
Total assets                                                    $   4,918,287
                                                                =============


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                    $     277,454
                                                                -------------

Commitments and contingencies                                              --

Stockholders' equity
       Preferred stock, no par value, 5,000,000 shares
       authorized, no shares issued and outstanding                        --
       Common stock, no par value, 50,000,000 shares
       authorized, 40,514,363 shares issued and outstanding        18,305,881
       Additional paid-in capital                                   1,750,000
       Prepaid consulting fees                                       (331,169)
       Accumulated other comprehensive loss                           (48,802)
       Accumulated deficit                                        (15,035,077)
                                                                -------------

       Total stockholders' equity                                   4,640,833

                                                                -------------
Total liabilities and stockholders' equity                      $   4,918,287
                                                                =============

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                          FOR THE                          FOR THE
                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          MARCH 31                        MARCH 31
                                                         (UNAUDITED)                      (UNAUDITED)
                                                ------------------------------    ------------------------------
                                                     2002            2001             2002             2001
                                                -------------    -------------    -------------    -------------
Sales                                           $     143,262    $     151,680    $     385,515    $     414,662

Cost of sales                                          92,629           92,411          263,048          266,786
                                                -------------    -------------    -------------    -------------

Gross profit                                           50,633           59,269          122,467          147,876
                                                -------------    -------------    -------------    -------------

Operating expenses
Research and development                              305,462          232,879          841,653          722,866
General and administrative                            397,421          191,073        1,606,346        1,092,857
Compensation expense related to stock options         250,000          250,000          750,000          750,000
Depreciation and amortization                          49,990           37,312          127,179          102,013
Amortization of prepaid consulting fees               110,000          110,000          330,000          333,831
                                                -------------    -------------    -------------    -------------

Total operating expenses                            1,112,873          821,264        3,655,178        3,001,567
                                                -------------    -------------    -------------    -------------

Loss from operations                               (1,062,240)        (761,995)      (3,532,711)      (2,853,691)
                                                -------------    -------------    -------------    -------------

Other income
Interest income                                         6,495           67,178           66,591          212,638
Other income                                           11,878               --           77,169               --
                                                -------------    -------------    -------------    -------------
Total income                                           18,373           67,178          143,760          212,638
                                                -------------    -------------    -------------    -------------

Net loss                                           (1,043,867)        (694,817)      (3,388,951)      (2,641,053)

Other comprehensive income (loss)
Foreign currency translation adjustments              (59,063)        (261,687)         130,236         (282,721)
Unrealized gain on marketable securities               30,835               --          177,332               --
                                                -------------    -------------    -------------    -------------

Comprehensive loss                              $  (1,072,095)   $    (956,504)   $  (3,081,383)   $  (2,923,774)
                                                =============    =============    =============    =============

Net loss available to common
shareholders per common share                   $       (0.03)   $       (0.02)   $       (0.08)   $       (0.07)
                                                =============    =============    =============    =============

Basic and diluted weighted average
number of common shares outstanding                40,514,363       40,514,303       40,514,363       40,514,303
                                                =============    =============    =============    =============

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For The
                                                                                 NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                     (UNAUDITED)
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   $ (3,388,951)     $ (2,641,053)
Adjustments to reconcile net loss to cash used by operating activities
      Compensation expense related to stock options                             750,000           750,000
      Depreciation and amortization                                             127,179           102,013
      Amortization of prepaid consulting fees                                   330,000           333,831
Changes in operating assets and liabilities:
      Accounts receivable                                                        35,123           (50,356)
      Grants receivable                                                              --           176,844
      Inventories                                                               (19,067)             (869)
      Prepaid expenses and other assets                                          43,321          (210,756)
      Accounts payable and accrued expenses                                     (11,163)          (38,531)
                                                                           ------------      ------------

Net cash used in operating activities                                        (2,133,558)       (1,578,877)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in marketable securities                                            (4,485,182)               --
Maturities of marketable securities                                           5,144,498                --
Purchase of property and equipment and patents                                  (45,272)         (234,626)
                                                                           ------------      ------------

Net cash provided by (used in) investing activities                             614,044          (234,626)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of stock subscription receivable                                          --           321,367
                                                                           ------------      ------------

Effect of exchange rate changes                                                 130,236          (282,721)
                                                                           ------------      ------------

Net decrease in cash and cash equivalents                                    (1,389,278)       (1,774,857)

Cash and cash equivalents, beginning of period                                2,354,584         7,989,258
                                                                           ------------      ------------

Cash and cash equivalents, ending of period                                $    965,306      $  6,214,401
                                                                           ============      ============

Supplemental disclosures:
      Cash paid during the period for:
      Interest                                                             $         --      $      1,049
                                                                           ============      ============
      Income taxes                                                                  800               800
                                                                           ============      ============

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") are engaged in the research, development, manufacture, and sales of medical products.

The Company's wholly owned subsidiary Sangui BioTech, Inc. ("Sangui USA"), incorporated in Delaware in 1996, is located in Santa Ana, California. Sangui USA manufactures in vitro immunodiagnostic blood test kits that are primarily sold in the United States and Europe. The Company has three subsidiaries located outside the United States: Sangui-BioTech AG ("Sangui AG"), GlukoMediTech, AG ("Gluko AG"), and Sangui BioTech PTE Ltd. ("Sangui Singapore").

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

The Company's revenues from product sales derived from its immunodiagnostic blood test kits are small. However, management believes its current cash and highly liquid marketable securities totaling approximately $3.9 million at March 31, 2002, are sufficient to fund the Company's operations and working capital requirements at least through June 30, 2002.

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

Marketable Securities

Marketable securities are classified as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are excluded from earnings and are reported as a separate component of other comprehensive loss in shareholders' equity. Realized gains and losses are included in income and are determined based on the specific identification of the securities bought and sold (see Note 3).

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

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

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

Basic and Diluted Earnings (Loss) Per Common Share

The Company applies SFAS No. 128 "Earnings Per Share" which requires dual presentation of net income (loss): Basic and Diluted. Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. No shares were dilutive as of March 31, 2002 and 2001. Basic and diluted loss per share are the same as the effect of stock options on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill no longer be amortized. Instead, goodwill will be tested for impairment and written down if its fair value declines below its carrying amount. Goodwill amortization ceases as of the date of the required adoption of this standard which is January 1, 2002. The Company does not expect SFAS No. 142 to have a material effect on its financial statements.

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

NOTE 3 - AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of the following at March 31, 2002:

                                                                         Fair Market      Unrealized
                                                            Cost               Value           Gain

Mutual Funds                                          $2,968,317          $2,981,525        $13,208
                                                      ----------          ----------        -------

NOTE 4 - COMPENSATION EXPENSE RELATED TO STOCK OPTIONS

Per APB No. 25, "Accounting for Stock Issued to Employees", the Company has recognized compensation expense for previously issued options in the amount of $250,000 and $750,000 in the accompanying statement of operations for the three and nine months ended March 31, 2002, respectively.

NOTE 5 - PATENT-RELATED LITIGATION

In December 2000, Axis/Shields ASA, a Norway corporation (Axis), filed a lawsuit against Sangui USA alleging that Sangui USA's Carbohydrate-Deficient Transferrin ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. In March 2001, a settlement was reached and Sangui USA agreed to cease manufacture and sale of the CDT test kit. Sangui USA subsequently designed a new test kit which it is currently manufacturing and selling. Sangui USA designed its current product specifically to avoid infringement of the Axis patent. In December 2001, Axis filed another lawsuit in the U.S. District Court for the Central District of California against Sangui USA alleging that the new test kit also infringed on Axis' patent rights. Sangui USA filed an answer denying the claims of Axis and has counterclaimed against Axis for a declaratory judgment of invalidity of the patent of Axis and for antitrust violations. Trial in this matter has been set for May 6, 2003.

Since the resolution of this matter cannot be determined at this time, the Company has not recorded any entry in the March 31, 2002 financial statements.

NOTE 6 - BUSINESS SEGMENTS

The Company reports it business segments based on geographic regions, which are as follows:


                                  Three months ended March 31,       Nine months ended March 31,
                                  -----------------------------     -----------------------------
                                      2002             2001             2002            2001
                                  ------------     ------------     ------------     ------------
Net sales:
Sangui USA                        $    143,262     $    151,680     $    385,515     $    414,662
Sangui AG                                   --               --               --               --
Gluko AG                                    --               --               --               --
Sangui Singapore                            --               --               --               --
                                  ------------     ------------     ------------     ------------
                                  $    143,262     $    151,680     $    385,515     $    414,662
                                  ============     ============     ============     ============

Net loss:
Sangui USA                        $    507,422     $    344,975     $  1,798,385     $  1,475,895
Sangui AG                              281,547          215,826          796,582          778,946
Gluko AG                               209,053           97,305          620,754          299,642
Sangui Singapore                        45,845           36,711          173,230           86,570
                                  ------------     ------------     ------------     ------------
                                  $  1,043,867     $    694,817     $  3,388,951     $  2,641,053
                                  ============     ============     ============     ============

Depreciation and amortization
Sangui USA                        $      3,500     $      7,019     $     10,690     $     11,154
Sangui AG                               28,278           21,410           78,385           65,703
Gluko AG                                10,167            8,883           30,059           25,156
Sangui Singapore                         8,045               --            8,045               --
                                  ------------     ------------     ------------     ------------
                                  $     49,990     $     37,312     $    127,179     $    102,013
                                  ============     ============     ============     ============

Identifiable assets
Sangui USA                        $    782,242
Sangui AG                            1,710,612
Gluko AG                             2,280,772
Sangui Singapore                       144,661
                                  ------------
                                  $  4,918,287
                                  ============

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

FINANCIAL POSITION

The Company's current assets decreased approximately $1.9 million, or 30%, from June 30, 2001 to approximately $4.4 million at March 31, 2002. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $1.4 million and a decrease in available for sale securities of approximately $482,000. The decrease in cash and cash equivalents and available for sale securities results primarily from funding the current year's operations of the Company.

The Company's property and equipment decreased approximately $92,000, or 18%, from June 30, 2001 to approximately $422,000 at March 31, 2002 due primarily to approximately $127,000 of depreciation, offset by purchases of approximately $35,000.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $2.0 million. The primary decrease is caused by the Company's current period net loss of approximately $3.4 million. Increases include a reduction in prepaid consulting fees of $330,000 due to amortization, an increase in additional paid-in capital of $750,000 due to the amortization of the fair value of previously issued options, and an increase in accumulated other comprehensive income of approximately $307,000 due to foreign currency translation adjustments and unrealized gain on marketable securities.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001:

Sangui USA

SALES. Sales decreased 6% to approximately $143,000 in 2002 from approximately $152,000 in 2001. The decrease is attributed to a 5% price reduction to the German distributor to offset the decrease of the German distributor's local currency against the U.S. dollar.

COST OF SALES. Costs of sales were approximately $93,000 in 2002 and approximately $92,000 in 2001. The Company's gross margin decreased to 35% in 2002 from 39% in 2001 primarily due to decrease in economy of scale. Management believes that the gross margin should be improved if sales increase to previous quarters levels.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 408% to approximately $198,000 in 2002 from approximately $39,000 in 2001. This increase is related to legal costs incurred by the Company in a lawsuit against a former director of the Company and in patent related litigation.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $250,000 in 2002 and 2001, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was $110,000 in 2002 and 2001.

Sangui AG

RESEARCH AND DEVELOPMENT. Research and development expenses increased 35% to approximately $162,000 in 2002 from approximately $120,000 in 2001, due to increased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 12% to approximately $103,000 in 2002 from approximately $92,000 in 2001. This increase is attributed to increases in operating expenses.

Gluko AG

RESEARCH AND DEVELOPMENT. Research and development expenses increased 46% to approximately $143,000 in 2002 from approximately $98,000 in 2001, due to increased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 156% to approximately $59,000 in 2002 from approximately $23,000 in 2001, due to increased operating expenses.

Sangui Singapore

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 3% to approximately $38,000 in 2002 from approximately $37,000 in 2001.

Sangui Biotech International, Inc.

NET LOSS. The Company's consolidated net loss was approximately $1.0 million, or approximately three cents per common share, in 2002, compared to approximately $695,000, or two cents per common share, in 2001. This increase in net loss is a result primarily of increased expenses and increased research and development expenses.

Nine months ended March 31, 2002 and 2001:

Sangui USA

SALES. Sales decreased 7% to approximately $386,000 in 2002 from approximately $415,000 in 2001. This decrease is attributed to the Company's German distributor making fewer purchases in 2002 and to a 5% price reduction to the German distributor to offset the decrease of the German distributor's local currency against the U.S. dollar.

COST OF SALES. Cost of sales decreased 1% to approximately $263,000 in 2002 from approximately $267,000 in 2001. This decrease is related to reduced costs associated with the decrease in sales. The

Company's gross margin decreased to 32% in 2002 from 36% in 2001 primarily due to decrease in economy of scale. Management believes that the gross margin should be improved as sales increase.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 53% to approximately $859,000 in 2002 from approximately $560,000 in 2001. This increase is related primarily to legal costs incurred by the Company in lawsuits against a former director of the Company and in patent related litigation.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $750,000 in 2002 and 2001, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was approximately $330,000 in 2002 and $334,000 in 2001.

Sangui AG

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 1% to approximately $407,000 in 2002 from approximately $409,000 in 2001, due to the timing of projects currently in development.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 11% to approximately $393,000 in 2002 from approximately $353,000 in 2001. This increase is attributed to increases in operating expenses.

Gluko AG

RESEARCH AND DEVELOPMENT. Research and development expenses increased 53% to approximately $432,000 in 2002 from approximately $283,000 in 2001, due to increased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 114% to approximately $201,000 in 2002 from approximately $94,000 in 2001. This increase is attributed to increases in operating expenses.

Sangui Singapore

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 76% to approximately $153,000 in 2002 from approximately $87,000 in 2001 and are attributed to full time operations in the current fiscal year compared to start up operations in the prior fiscal year.

Sangui Biotech International, Inc.

NET LOSS. The Company's consolidated net loss was approximately $3.4 million, or approximately eight cents per common share, in 2002, compared to approximately $2.6 million, or seven cents per common share, in 2001. This increase in net loss is a result primarily of increased operating and legal expenses.


LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended March 31, 2002, net cash used in operating activities increased to approximately $2.1 million from approximately $1.6 million in the corresponding period in 2001, primarily related to an increase in the Company's consolidated net loss.

For the nine-months ended March 31, 2002, net cash provided by investing activities was approximately $614,000 compared to net cash used in investing activities of approximately $235,000 in the corresponding period in 2001. The principal increase in cash is due to the maturity of marketable securities and decrease in purchases of property and equipment and patents.

For the nine-months ended March 31, 2002, there was no cash provided by financing activities compared to approximately $321,000 of net cash provided by financing activities in the corresponding period in 2001 received from the collection of stock subscriptions receivable. There were no stock subscriptions receivable in 2002.

Working capital was approximately $4.2 million at March 31, 2002, a decrease of approximately $1.9 million from June 30, 2001. For the nine-month period ended March 31, 2002, cash and cash equivalents and available for sale securities declined approximately 33%, to approximately $3.9 million at March 31, 2002 from approximately $5.8 million at June 30, 2001.

A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. Marketable securities at March 31, 2002 include approximately $3.0 million of investments in money market mutual funds which are convertible to cash daily. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the three-months ended March 31, 2002, realized gains and losses on the Company's marketable securities were negligible, and unrealized net gains were approximately $31,000.

The Company intends to intensify its development efforts during the remaining quarter of the current fiscal year ending June 30, 2002. The Company believes that its available cash will be sufficient to satisfy its requirements through June 30, 2002. However, the Company will need substantial additional funding to fulfill its business plan and the Company is exploring financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 26, 2001, the Company commenced a lawsuit in the United States District Court for the District of Colorado against Helmut Kappes. Mr. Kappes was serving as a director of the Company when the lawsuit was filed. In the lawsuit, the Company alleges that Mr. Kappes was engaged in conduct related to the Company's affairs that is fraudulent, dishonest and gross abuse of his authority or discretion as a director and that his removal and ban from re-election from the Company's Board of Directors would be in the best interest of the Company. Among other things, the Company alleges that Mr. Kappes caused the Company to enter into a contract with Axel Kleinkorres without adequate disclosure of Mr. Kappes' conflicts of interest and that the remuneration paid to Mr. Kleinkorres was excessive. The Company also alleges that Mr. Kappes is engaged in an improper exchange offer campaign involving the Company's shares. The Court issued a Temporary Restraining order suspending Mr. Kappes from the Board of Directors of the Company and restraining Mr. Kappes from pursuing the exchange offer. The Temporary Restraining Order has expired.

The Company seeks the removal and ban from re-election of Mr. Kappes from the Company's Board of Directors, an injunction against from Mr. Kappes and his affiliates from exchanging the shares of the Company's common stock for shares of an entity in which Mr. Kappes has a financial interest, compensatory damages in an amount to be determined and costs of the action. Mr. Kappes has filed a motion to dismiss the lawsuit in which he asserts that the Court in Colorado is an inconvenient forum for resolution of the disputes. The Company does not agree with the position of Mr. Kappes and has filed an opposition brief with the Court. A hearing has been scheduled for June 6, 2002, for argument of the motion to dismiss. In October 2001, Mr. Kappes resigned from the Company's Board of Directors.

In December 2000, Axis/Shields ASA, a Norway corporation (Axis), filed a lawsuit against Sangui USA alleging that Sangui USA's Carbohydrate-Deficient Transferring ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. In March 2001, a settlement was reached and Sangui USA agreed to cease manufacture and sale of the CDT test kit. Sangui USA subsequently designed a new test kit which it is currently manufacturing and selling. Sangui USA designed its current product specifically to avoid infringement of the Axis patent. In December 2001, Axis filed another lawsuit in the U.S. District Court for the Central District of California, against Sangui USA alleging that the new test kit also infringed on Axis' patent rights. Sangui USA filed an answer denying the claims of Axis and has counterclaimed against Axis for a declaratory judgment of invalidity of the patent of Axis and for antitrust violations. Trial on this matter has been set for May 6, 2003. Since the resolution of this matter cannot be determined at this time, the Company has not recorded any entry in the March 31, 2002 financial statements.

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Not applicable


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.




By:      /s/ Wolfgang Barnikol
         ------------------------------
         Wolfgang Barnikol
         President and CEO


Date:    May 10, 2002
         ------------------------------