Form 10KSB
period 2002-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2002-09-30
CIK 1104280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended JUNE 30, 2002

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _____________ TO ______________

For the fiscal year ended June 30, 2002
Commission file number 0-21271

                       SANGUI BIOTECH INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

             Colorado                                   84-1330732
   (State or other jurisdiction of          (IRS Employer Identification Number)
    incorporation or organization)

  1508 Brookhollow Drive, Suite 354                        92705
                                                           -----
        Santa Ana, CA  92705                             (Zip Code)
  (Address of principal executive offices)

Issuer's telephone number, including area code         (714) 429-7807



                           Common Stock, no par value
                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [  ]

Check whether there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this Form, and will not be contained, to the best of Registrant's incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenue for the fiscal year ended June 30, 2002 was $571,742.

The market value of the voting stock held by non-affiliates of the issuer as of September 13, 2002 was approximately $7,531,000.

The number of shares of the common stock outstanding as of September 13, 2002 was 40,655,363.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Table of Contents


PART 1.  ..............................................................   3

ITEM 1.  DESCRIPTION OF BUSINESS.......................................   3

ITEM 2.  PROPERTIES....................................................  17

ITEM 3.  LEGAL PROCEEDINGS.............................................  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  17

PART II  ..............................................................  17

ITEM 5.  MARKET FOR SGBI'S SECURITIES..................................  17

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................  18

ITEM 7.  FINANCIAL STATEMENTS..........................................  20

         CONSOLIDATED BALANCE SHEET....................................  22

         CONSOLIDATED STATEMENTS OF OPERATIONS AND
         COMPREHENSIVE LOSS............................................  23

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...............  24

         CONSOLIDATED STATEMENTS OF CASH FLOWS.........................  26

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................  27

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL  DISCLOSURE..........................  37

PART III ..............................................................  37

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS..............................  37

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION..................  40

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  40

ITEM 12. CERTAIN TRANSACTIONS..........................................  41

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  42

PART 1
------

FORWARD LOOKING STATEMENT

This Annual Report contains forward-looking statements concerning, among other things, the Company's prospects affecting our potential and our business strategies.

These forward looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under Risk Factors. Because these forward looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward looking statements. These statements may be accompanied by words such as believe, estimate, project, expect, anticipate, or predict that conveys the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements include, among others, the ability to obtain additional financing, which is not assured; rapid technological developments and changes; problems in developments of the Company's products; price and product competition by competitors; general economic conditions; and factors discussed in the Company's SEC filings.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Sangui BioTech, Inc. (SBT) was incorporated in Delaware on August 2, 1996, and began operations in October 1996. In August 1997, Citadel Investment System, Inc. (Citadel), a publicly held company, acquired one hundred percent (100%) of the outstanding common shares of SBT; as a result, SBT became a wholly owned subsidiary of Citadel. Thereafter, Citadel changed its name to Sangui BioTech International, Inc. (the Company or SGBI). The Company's business operations are conducted through four subsidiaries: SBT, SanguiBioTech AG (Sangui AG), GlukoMediTech AG (Gluko AG), and Sangui Biotech Singapore Pte Ltd. (Sangui Singapore).

SBT has been principally engaged in the development and manufacturing of immunodiagnostic kits, which were sold by SBT in niche markets in the United States and Europe. SBT is located in Santa Ana, California. The California laboratory facility, approximately 3,360 square feet, has been devoted to immunodiagnostic research, development, manufacturing, and marketing, as well as the Company's administrative functions. Subsequent to the June 30, 2002 fiscal year-end SBT sold the assets, and commenced the wind-down, of the U.S. business operation.

Sangui AG was established and organized under the laws of Germany in Mainz, Germany, on November 25, 1995. Sangui AG is in the business of developing haemoglobin-based artificial oxygen carriers as blood additive and blood volume substitutes and products thereof. Sangui AG is also developing an anti-aging cosmetic based on the artificial oxygen carrier. The officer of Sangui AG is Professor Wolfgang Barnikol, M.D., Ph.D. The members of Sangui AG's supervisory board are Professor Joachim Lutz, M.D., Dora Malek, attorney-at-law, Oswald Burkhard, M.D., Ph.D., Edgar Fritschi, Ph.D. and Doris Barnikol-Keuten, Ph.D.

Gluko AG was established and organized under the laws of Germany in Mainz, Germany, on July 15, 1996. Gluko AG is developing a long-term implantable glucose sensor, by-products thereof, and sensors. The officer of Gluko AG is Professor Wolfgang Barnikol, M.D., Ph.D. The members of Gluko AG's supervisory board are Dora Malek, attorney-at-law, Oswald Burkhard, M.D., Ph.D., Professor Joachim Lutz, M.D., Edgar Fritschi, Ph.D. and Doris Barnikol-Keuten, Ph.D.

Since April 1998, the facilities of Sangui AG and Gluko AG, about 800 square meters, are located on the premises of the Forschungs- und Entwickungszentrum of the University of Witten/Herdecke, Witten, Germany.

Sangui Singapore was incorporated in Singapore on May 15, 1999. Sangui Singapore is the Asia regional office for the Company and is engaged in the business of carrying out research and development projects as well as animal experiments in conjunction with the German subsidiaries. The premises of Sangui Singapore, about 350 square meters, are located in the Science Park II, Gemini Building, Singapore.

On March 30, 2000, the Company acquired all the outstanding common stock of Felnam Investments, Inc. (Felnam). The transaction was funded through the issuance of 100,000 shares of the Company's stock valued at $0 per share due to the Company treating the transaction as a recapitalization of the Company. In conjunction with the transaction, the Company incurred approximately $ 180,000 of transaction costs which were charged to operations.

To date, neither SGBI nor any of its subsidiaries has had profitable operations. The Company has never been profitable and, through June 30, 2002, the Company's accumulated deficit exceeded $ 16.1 million. The Company expects to continue to incur substantial and increasing losses over at least the next several years as it expands its research and development efforts, testing activities and manufacturing operations. All of the Company's potential products are in development. The Company will need to obtain substantial additional capital to fulfil its business plan.

The Company has adopted a program aimed at cost reductions and at refocusing the Company's funds to accelerate time to market for its most promising and mature products. No assurance can be given that the Company's program will be successful.

BUSINESS OF THE COMPANY

The Company's mission is the development of novel proprietary products. The Company aims at marketing and selling all or some of these products through partnerships with industry partners.

The special focus of Sangui AG is on developing oxygen carriers capable of support of oxygen transport in humans in cases of acute and chronic lack of oxygen due to arterial occlusion, anemia or blood loss due to surgery, accident, or other causes. The Company is engaged in the development and commercialization of such artificial oxygen carriers by reproducibly synthesizing polymers out of native haemoglobin of defined molecular sizes. The Company also develops oxygen carriers for external application in the medical and cosmetic fields in the form of jellies and emulsions for the regeneration of the skin.

The second important project pertains to Gluko AG's long term implantable glucose sensor for day and night monitoring of a patient's glucose level. The project is designed to obviate the need for persistent blood sampling and to provide required information on a continuous basis, which could minimize the harmful effects of peaks and troughs in the patient's blood sugar level. A short term insertable glucose sensor is also in development.

SBT has completed the development of nine in vitro diagnostics kits. Five products have been cleared for marketing by the United States Food and Drug Administration ("FDA"). The other four kits were sold overseas with Certificate of Exportability from the FDA. In December 2000, Axis/Shields ASA, a Norway corporation (Axis), filed a lawsuit against Sangui USA alleging that Sangui USA's Carbohydrate-Deficient Transferrin ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. In March 2001, a settlement was reached and Sangui USA agreed to cease manufacture and sale of the CDT test kit. Sangui USA subsequently designed a new test kit which was then manufactured and sold. In December 2001, Axis filed another lawsuit in the U.S. District Court for the Central District of California against Sangui USA alleging that the new test kit also infringed on Axis' patent rights. Sangui USA filed an answer denying the claims of Axis and counterclaimed against Axis for a declaratory judgment of invalidity of the patent of Axis and for antitrust violations. Because of the substantial funds required to defend itself against the lawsuit filed by Axis, despite of a high probability of not being found infringing the patent held by Axis, the Company decided to offer its CDT business for sale to Axis. In July, 2002, an agreement was entered with Axis and the Company, according to which the Company agreed to cease to sell CDT kits among other intangible information for a consideration of U.S. $100,000 paid by Axis to the Company. As a result of this settlement, Axis caused a dismissal with prejudice of all its claims, and the Company caused a dismissal with prejudice of the Company's counterclaim. In summary, this lawsuit from Axis has been resolved. Further, with the loss of sales from its CDT business, which was expected to negatively impact its immunodiagnostics business, Sangui also decided to discontinue its small in vitro immunodiagnostic operations in the United States by the end of September 2002, so that it can focus its resources on the product development projects in Germany.


ARTIFICIAL OXYGEN CARRIER

Sangui develops several products based on polymers of purified natural porcine haemoglobin with oxygen carrying abilities similar to native haemoglobin. These are (1) oxygen carrying blood additives and (2) oxygen carrying blood volume substitutes.

In December 1997 the Company decided that porcine haemoglobin should be used as basic material for its artificial oxygen carriers. In March 1999 the Company came to the fundamental decision as to which haemoglobin hyperpolymer will go into preclinical investigation and that glutaraldehyde will be taken as cross linker and the polymer haemoglobin is chemically masked to prevent protein interaction in blood plasma. The fine adjustment of the formula of the artificial oxygen carriers - optimized for laboratory scale production - was finalized in Summer 2000.

The experiments completed in the Company's laboratories demonstrated that it is possible to polymerize haemoglobins isolated from porcine blood resulting in huge soluble molecules, so-called hyperpolymers. In August 2000 the Company finalized its work on the pharmaceutical formulation of the oxygen carrier for laboratory scale. In February 2001 a pilot production in a laboratory scale was carried out in the Company's clean room. At present the Company is working on the upscale process for preparation of a large amount of oxygen carrier for preclinical and clinical trials.

OXYGEN CARRYING BLOOD ADDITIVE AND BLOOD VOLUME SUBSTITUTE

The need for oxygen carrying blood volume substitutes is growing because of: (i) reduced willingness of the population to give blood; and (ii) contamination of donors with HIV and hepatitis viruses. The worldwide market for stored blood is estimated to total about US $ 5 billion per year.


In cases where the native blood oxygen carrier system does not deliver enough oxygen to tissues of the heart, brain, extremities, kidneys and other organs or to cancer tumors, a critical clinical situation arises requiring another oxygen carrier strategy. In these cases, the patients do not have a blood volume deficiency, but suffer from an oxygen deficiency. To compensate for this oxygen deficiency, an artificial oxygen carrier must be added to the circulatory system. Such an additive must not have any influence on the oncotic pressure, i.e., it must have a negligible oncotic pressure as compared to plasma, which is about 35hPa. Sangui AG has polymerized various hyperpolymers in small quantities, as described above, with characteristics such as sufficiently low viscosity and a negligible oncotic pressure at the desired concentration in blood plasma.


The management of Sangui AG believes that the additive feature of the oxygen carrier under development, could potentially address a market possibly equal or even larger than that of blood volume substitutes. It has been reported that the oxygenation of solid tumors makes them more sensitive to radio and chemo therapy. Management believes that its blood additive technologies, for which there are no known competitive products, could be very attractive in the medical field.
According to regulatory requirements, all drugs have to pass through preclinical and clinical trials before approval (e.g. FDA approval: Federal drug administration) and launching to the market. Management of the Company believes that the European and FDA approval process will take at least several years.


OXYGEN CARRIERS FOR REGENERATION OF THE SKIN

The healthy skin is supplied with oxygen, both through the supply from inside and also through diffusion from outside. Lack of oxygen will cause degenerative alterations of various extent, ranging from premature aging to surface damage and open wounds. The cause for the lack of oxygen may be the normal aging process, but also burns or radiation. Impairment of the blood flow, for example caused by diabetes mellitus, can also lead to insufficient oxygen supply and resulting skin damage.

The new haemoglobin-based preparations under development by Sangui AG have been designed to contribute to supporting the regeneration of the skin by improving its oxygen supply. In addition to the therapy, these preparations are also intended for purposes of prevention, among others for the improved oxygen supply of the skin in the course of a radiation therapy or in the course of an acne treatment. The key product the Company currently focuses on is an anti-aging application for the cosmetics market.

The Company had, in fiscal year 2002, finalized the development of an external, cosmetic application of its oxygen carrier. The Company has established contact with a German cosmetics vendor and is planning and preparing to jointly introduce this application as a cosmetic anti-aging product in the German market in fiscal year 2003.

GLUCOSE SENSOR

Over 5% of the inhabitants of the industrialized countries suffer from diabetes. About one tenth of these patients are afflicted with diabetes mellitus Type 1, which means they are dependent for life on the parenteral application of insulin. In addition, about 10 % of the Type II diabetics also get insulin dependent during the course of their illness. Type II diabetics are patients, where the body either fails to produce sufficient insulin or the cells do not respond to insulin.

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

Accordingly, it should be of substantial advantage to be able to constantly and automatically monitor the blood sugar level of the patient. To do so, the glucose monitor must stay at or in the patient for a long period of time making the procedure cost effective and efficacious. Problems of infection, comfort, and the risk of detachment should all favor a permanently implantable sensor.

The glucose sensor being developed by the Company is based on physical methods for the determination of the diabetic's glucose level. Three physical measurement systems have been developed for the glucose detection system: a polarimetric, an infrared system, and a refractometric system. Two of these measuring systems are going to be used in the glucose sensor jointly, but independently to increase the specificity and accuracy of the glucose determination. The sensor communicates via radio signals with a control panel/modem outside the body and supplies the patient with the necessary information. In combination with a dosage pump for insulin (internal or external) an artificial beta-cell for insulin dependent diabetics could be realized. Until now, an implantable glucose sensor has been the missing link in the development of a beta cell for the automatic dispensation of insulin.

Gluko AG presented a first model of a long-term implantable glucose sensor at the Duesseldorf MEDICA Show in November 1998. The Company demonstrated an improved model comprised of a miniaturized optical system (which includes a light source, diodes, light detectors and an integrated sensor electronics which has not been finally miniaturized yet) at the Duesseldorf MEDICA Show in November 1999. In August 2000, the Company stated a further development of its concept for the long term implantable glucose sensor which offers the Company an additional possibility to also develop an insertable sensor for the initial clinical adjustment of diabetics. In fiscal year 2002 Gluko AG had STEAG Microparts GmbH of Dortmund, Germany, carried out a development project aimed at miniaturizing the sensor in silicon hybrid technology and prove the possibility of creating and producing such devices in industrial quantities. Phase 1 of this project was successfully accomplished in April, 2002.

German insurance companies have estimated the possible savings for a patient with Type I diabetes to range from between approximately $6,000 to $8,000 per annum. Based on a unit price of about $7,000, the market potential for the developed countries could amount to several billion dollars per year.

According to regulatory requirements, all medical devices have to pass through clinical trials before approval (e.g. FDA approval) and launching to the market. Unlike the Company's oxygen carriers that are classified under pharmaceutical products, glucose sensors are classified as medical devices and have a different approval process. The clinical trials for the glucose sensor do not have different phases and entails doing studies immediately with diabetic patients.

Management of the Company believes that European and FDA approval process will take at least several years for the implantable glucose sensor.



PUBLIC GRANTS

Sangui AG and Gluko AG have received grants from the government of the German state of Northrhine-Westphalia supporting their respective development projects. These grants are designed to cover 40% of ongoing development costs and require the Company's economic ability to cover 60% of the project costs on its own. The grant for Sangui AG originally amounted to $2.1 million and the grant for Gluko AG originally amounted to $2.3 million.

Based on research and development expenditures and capital expenditures through June 30, 2000, the Company had qualified for approximately $818,000 of the grants. In fiscal 2001, the Company recorded approximately $348,000 and $76,000 of research and development expenditures and capital expenditures, respectively. In fiscal 2002, the Company recorded approximately $379,000 and $62,000 of research and development expenditures and capital expenditures, respectively. The grants received are primarily recorded as a reduction of research and development costs, with a smaller amount recorded as reduction of the historical cost of certain property and equipment.

An additional condition of the grant is that if the product is developed before 2003, it must be produced in the German state of Northrhine-Westphalia.

PATENTS AND PROPRIETARY RIGHTS

The  Company  has the  policy of  seeking  patents  covering  its  research  and development and all modifications and improvements thereto. The German subsidiaries Sangui AG and Gluko AG have been granted 18 patents 12 of which cover Germany, 3 the USA and one each Germany plus the USA, Germany plus
Singapore, and several European countries, respectively. Furthermore, the subsidiaries have applied for 24 patents most of which have been filed in Germany, the USA and as an international patent application with the European Patent Office, respectively. Four patent applications are related to progress made in the final development stages of the external application of the artificial oxygen carriers.


MARKETING AND DISTRIBUTION

Other than the immunodiagnostic products, the Company has not yet manufactured any of its products in commercial quantities.

The Company has limited experience in sales and marketing of products. It is, therefore, dependent on attracting industrial, marketing and distribution partners in order to succeed in selling its products in the respective markets.

GOVERNMENT REGULATION

SGBI and its subsidiaries are, and will continue to be, subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which SGBI believes it and its subsidiaries are in material compliance.
Because of the nature of the operations of SGBI and its subsidiaries and the use of hazardous substances and their ongoing research and development and manufacturing activities, SGBI and its subsidiaries are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although it is believed that SGBI and its subsidiaries are in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, there can be no assurance that the business, financial condition, and results of operations of SGBI and its subsidiaries will not be materially adversely affected by current or future environmental laws, rules, regulations and policies, or by liability occurring because of any past or future releases or discharges of materials that could be hazardous.

Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies of the subsidiaries, and to a much less extent of SGBI, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state regulatory agencies. Additionally, to the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

COMPETITION

The market for the products and technologies of the Company is highly competitive, and SGBI expects competition to increase

OXYGEN CARRYING BLOOD ADDITIVE

In the business of blood additive, Sangui AG is not aware of any existing or potential competitors.

OXYGEN CARRYING BLOOD VOLUME SUBSTITUTE

In the business of blood volume substitute, there are at least six large companies that have obtained substantial capitalization either through equity funding or through acquisition by large corporations, such as Baxter International acquiring Somatogen. Other future competitors include Hemosol Inc. in Canada, Northfield, Alliance Pharmaceutical and Biopure Corporation. To be competitive, the Company is attempting to develop well-characterized and differentiated products in unique formulations which could capture some of the market as a new generation of oxygen carrier/additives to address the markets of artificial blood volume substitutes as well as the potential new market of therapeutics for oxygen deficiencies.

GLUCOSE SENSOR

The Company is not aware of any glucose sensing implants currently available. In the last few years different approaches have been chosen by companies to find alternative ways to determine the blood glucose level.

The sensor under development by Synthetic Blood International, Kettering, Ohio, USA is based on an enzymatic glucose determination. Cygnus Inc., Redwood City, California, USA, for example, has been developing a device which collects interstitial fluid at the diabetic's wrist by use of electrical energy. They have received FDA approval for this technology in 2001.

In 2001,  Medtronic,  Inc  acquired  MiniMed  Inc.  of Sylmar,  Ca, and  Medical
Research Group, LLC. They have been merged to form Medtronic MiniMed in 2001. This company pursues the developments previously started by both predecessor companies. Their implantable long term glucose sensor has undergone clinical test for 14 months now and tests are underway as to whether it can be used jointly with the insulin pump developed by MiniMed. MedTronic Minimed's insertable glucose sensor is being used in clinics in the US and abroad already.

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

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

Although management believes that the Company's cash position should be sufficient to cover its financing for at least another fiscal year, substantial funds will be required to effect the Company's development plans. The Company will require additional cash for: (i) payment of increased operating expenses;
(ii) payment of development expenses; and (iii) further implementation of those business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to the Company's shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its the technologies or product candidates. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. Moreover, if funds are not available from any sources, the Company may not be able to continue to operate.


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

EARLY STAGE OF PRODUCT DEVELOPMENT; LACK OF COMMERCIAL PRODUCTS; NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

The Company's primary efforts are devoted to the development of proprietary products involving artificial oxygen carriers and glucose sensors.

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


SGBI will be subject to regulatory authorities in Germany and other countries governing clinical trials and product sales. Even if FDA approval is obtained, approval of a product by the comparable regulatory authorities of other countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country. There can be no assurance that any foreign regulatory agency will approve any product submitted for review by SGBI.

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

In December, 2001, the Company's only competitor in the CDT business, Axis/Shields, a Norwegian Company purchased by Shields Diagnostics of United Kingdom, filed a lawsuit against the Company for alleged patent infringement. The Company reached a settlement with Axis/Shields in which the Company sold the Company's CDT business to Axis/Shield.

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

RISKS OF INTERNATIONAL SALES AND OPERATIONS

SGBI's results of operations are subject to fluctuations in the value of the Euro against the U.S. Dollar due to SGBI's German subsidiaries. Although management of SGBI will monitor exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the results of operations or financial condition of SGBI. In the future, SGBI could be required to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose SGBI to greater risks in this regard.

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

LACK OF COMMERCIAL MANUFACTURING AND MARKETING EXPERIENCE

SGBI has not yet manufactured its products, in commercial quantities. Its subsidiaries will be engaged in manufacturing pharmaceutical products which will be subject to stringent regulatory requirements. No assurance can be given that its subsidiaries, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. SGBI and its subsidiaries have no experience in the sales, marketing and distribution of products. There can be no assurance that SGBI will be able to establish sales, marketing and distribution capabilities or make arrangements with collaborators, licensees or others to perform such activities or that such efforts will be successful.

The manufacture of the products of SGBI involves a number of steps and requires compliance with stringent quality control specifications imposed by SGBI and by the FDA. Moreover, SGBI's products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, SGBI would not be able to quickly replace its manufacturing capacity if it were unable to use its manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's Good Manufacturing Practice ("GMP") requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity of SGBI to manufacture their products would have a material adverse effect on SGBI's business and results of operations.

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

DEPENDENCE ON MAJOR CUSTOMERS

Since the Company sold its CDT business to Axis/Shield in July, 2002, there is no longer a customer base.

HUMAN RESOURCES

The Company considers its relations with its employees to be favorable. As of June 30, 2002 the Company and its subsidiaries had 30 fulltime employees of which 22 were involved in research and development and 8 were responsible for administrative matters. The Company had consulting arrangements with 6 individuals as of that date. Contracts with three employees are due to expire during the first quarter of fiscal 2003.

ITEM 2. PROPERTIES

The Company's US laboratory facility consists of approximately 3,360 square feet located in Santa Ana, California. Rent expense for the fiscal year ended June 30, 2002 was approximately $51,000 with a lease to expire in December, 2002.


The German subsidiaries, approximately 800 square meters, are based in the Forschungs- und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense for the fiscal year ended June 30, 2002 was approximately $100,000.

The Singaporean subsidiary, approximately 350 square meters, is based in the Science Park II, Gemini Building. Rent expense for the fiscal year ended June 30, 2002 was approximately $59,000.

ITEM 3. LEGAL PROCEEDINGS

On July 26, 2001, the Company filed a lawsuit in the United States District Court for the District of Colorado against Helmut Kappes, a director of the Company. In the lawsuit, the Company alleges that Mr. Kappes is engaged in conduct related to the Company's affairs that is fraudulent, dishonest and a gross abuse of his authority or discretion as a director and that his removal from the Company's Board of Directors would be in the best interest of the Company. Among other things, the Company alleges that Mr. Kappes caused the Company to enter into a contract with Axel Kleinkorres without adequate disclosure of Mr. Kappes's conflicts of interest and that the remuneration paid to Mr. Kleinkorres was excessive. The Company also alleges that Mr. Kappes is engaged in an improper exchange offer campaign involving the Company's shares. The Court issued a Temporary Restraining Order suspending Mr. Kappes from the Board of Directors of the Company and restraining Mr. Kappes from pursuing the exchange offer. The Temporary Restraining Order has expired. The Company has filed a Motion for Preliminary Injunction. The Company seeks the permanent removal of Mr. Kappes from the Company's Board of Directors, an injunction against Mr. Kappes and his affiliates from exchanging the Company's shares for shares of an entity in which Mr. Kappes has a financial interest, compensatory damages in an amount to be determined and costs of the action. Mr. Kappes has filed an answer denying the Company's claims.

In September 2002, Mr. Kappes' wife, Kerstin Kappes, and Petra Schwab-Kutscher, the wife of Axel Kutscher, who is a former director of the Company and an associate of Mr. Kappes, commenced an action in the United States District Court for the District of Colorado against the Company and its attorneys for alleged wrongful refusal to permit Mrs. Kappes and Mrs. Kutscher to transfer the Company's stock. Mrs. Kappes and Mrs. Schwabe-Kutscher have sworn under oath as of August 15, 2002, that they currently have a buyer in Switzerland, who is ready, willing and able to purchase all of their Company's stock. Mrs. Kappes and Mrs. Kutscher also complained that the actions involving the stock transfer entitle them to a judgment that the stock may be freely transferable without restriction as well as money damages estimated by them to be not less than $583,600, and punitive damages, costs and attorney's fees in unspecified amounts. The Company believes that the action is without merit and intends to vigorously defend against this action. The Company has been granted an extension of time to respond to the complaint.

On August 10, 2002, Sieglinde Borchert, a former director of Sangui AG and Gluko AG, filed a lawsuit against the two German Corporations alleging that she is still member of the Board of Management of these Companies. The Motion is pending. However, the Company believes that the lawsuit has and will have no material affect to the results and/or activities of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter covered by this Report.

PART II
-------

ITEM 5. MARKET FOR SGBI'S SECURITIES

SGBI's common stock is presently traded on the OTC Bulletin Board operated by Nasdaq under the symbol SGBI as well as on the OTC markets of the Berlin, Frankfurt and Hamburg stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.



                                                           CLOSING     PRICES
 YEAR              PERIOD                                   HIGH        LOW

  2002            First  quarter                            $0.59      $0.28
                  Second  quarter                           $0.43      $0.28
                  Third  quarter                            $0.38      $0.25
                  Fourth  quarter                           $0.65      $0.31

  2001            First  quarter                            $2.72      $1.75
                  Second  quarter                           $2.38      $1.11
                  Third  quarter                            $1.45      $0.94
                  Fourth  quarter                           $0.93      $0.48


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

At June 30, 2002, the number of record holders of the Company's common stock was 1,515. The Company did not pay any cash dividends during the past three fiscal years and does not contemplate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2002, the Company issued 141,000 shares of common stock for consulting services, valued at $39,610, based on the closing price of the Company's common stock on the date of issuance. The issuance was an isolated transaction not involving a public offering pursuant to Section (4) 2 of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Grants
------

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the property's historical cost.

The following discussion contains forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from these forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

FISCAL 2002 COMPARED TO FISCAL 2001

RESULTS OF OPERATIONS

SBT
---
SALES. Sales remained essentially flat, increasing 1% to approximately $572,000 in 2002 from approximately $567,000 in 2001.

COST OF SALES. Cost of sales decreased 8% to approximately $364,000 in 2002 from approximately $395,000 in 2001. This decrease of $31,000 is primarily related to additional costs incurred in 2001 for quality control purposes that were not incurred in 2002. As a result of the decreased cost of sales, the Company's gross margin increased to 36% in 2002 from 30% in 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 20% to approximately $806,000 in 2002 from approximately $670,000 in 2001. This increase of $136,000 relates mainly to increased legal expenses from lawsuits as described in Item 3 (legal proceedings).

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $1,000,000 in both 2002 and 2001, which represents the amortization of the fair value of stock options previously issued to the chairman of the Company. Effective June 30, 2002, these stock options were cancelled and such expense will not be recognized in the future.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees increased 49% to approximately $661,000 from approximately $444,000 in 2001, or an increase of $217,000. At June 30, 2002, management determined that no more benefit will be received in relation to the prepaid consulting fee and accordingly wrote off the unamortized balance of approximately $221,000.

Sangui AG
---------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 18% to approximately $647,000 in 2002 from approximately $785,000 in 2001. This decrease of $138,000 is due to decreased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 21% to approximately $682,000 in 2002 from approximately $562,000 in 2001. This increase of $120,000 is attributed to increases in operating expenses.

Gluko AG
--------
RESEARCH AND DEVELOPMENT. Research and development expenses increased 295% to approximately $640,000 in 2002 from approximately $162,000 in 2001. This increase of $478,000 is due to increased research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 115% to approximately $348,000 in 2002 from approximately $162,000 in 2001. This increase of $186,000 is attributed to increases in staffing and operating expenses.

Sangui Singapore
----------------
GENERAL AND ADIMISTRATIVE. General and administrative expenses increased 5% to approximately $192,000 in 2002 from approximately $183,000 in 2001. This increase of $9,000 relates to an increase in operating expenses.


SGBI
----
NET LOSS. The Company's net loss was approximately $4,798,000 or approximately twelve cents per common share, in 2002, compared to approximately $3,628,000, or nine cents per common share, in 2001. This increase in net loss is a result primarily of increased research and development expenses, general and administrative expenses, and a decrease in investment income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company had cash and liquid marketable securities of approximately $3.4 million. The Company believes that its available cash will be sufficient to satisfy its requirements for at least the fiscal year ending June 30, 2003. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful. Subsequent to June 30, 2002, the Company sold the assets of its U.S. based operations conducted by SBT in two separate transactions. In the first transaction, the Company has received $100,000 in July, 2002 from the sales of its CDT business as described in last paragraph under the heading Patent-Related Litigation, under NOTE 9 - COMMITMENTS AND CONTINGENCIES. The second transaction pertains to the sales of the Company's remaining diagnostic business to another diagnostic company, for $60,000, to be received in three equal annual payments beginning December 1, 2002.


ITEM 7. FINANCIAL STATEMENTS

CONTENTS

Independent Auditors' Report

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash  Flows

Notes to the Consolidated Financial Statements

                       SANGUI BIOTECH INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED JUNE 30, 2002 WITH

                      INDEPENDENT AUDITORS' REPORT THEREON



INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheet of Sangui BioTech International, Inc. and its subsidiaries (collectively, the "Company") as of June 30, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui BioTech International, Inc. and its subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

CORBIN & WERTZ

Irvine, California, U.S.A.
August 30, 2002

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------


                                                                     June 30,
                                                                     -------
                                                                       2002
                                                                   ------------
Current assets
       Cash and cash equivalents.................................  $   832,130
       Available for sale securities.............................    2,559,197
       Accounts receivable.......................................       84,919
       Inventories...............................................       51,712
       Grant receivable..........................................      214,321
       Prepaid expenses and other assets.........................      334,372
                                                                   ------------
            Total current assets.................................    4,076,651

Property and equipment-net.......................................      510,064

Patents and licenses-net.........................................       45,315
                                                                   ------------
Total assets.....................................................  $ 4,632,030
                                                                   ============


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities
       Accounts payable and accrued expenses.....................  $   567,231
                                                                   ------------
Commitments and contingencies....................................           -

Stockholders' equity
       Preferred stock, no par value, 5,000,000 shares
       authorized,  no shares issued and outstanding.............           -
       Common stock,  no par value,  50,000,000 shares
       authorized, 40,655,363 shares issued and outstanding......   18,345,491
       Additional paid-in capital................................    2,000,000
       Accumulated other comprehensive income....................      162,942
       Accumulated deficit.......................................  (16,443,634)
                                                                   ------------

       Total stockholders' equity................................    4,064,799

Total liabilities and stockholders' equity.......................  $ 4,632,030
                                                                   ===========



See independent auditors' report and accompanying notes to consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                       Year ended June 30,
                                                  -------------   -------------
                                                      2002            2001
                                                  -------------   -------------

Sales..........................................   $    571,742    $    567,007

Cost of sales..................................        364,182         395,282
                                                  -------------   -------------

Gross profit...................................        207,560         171,725
                                                  -------------   -------------

Operating expenses
Research and development.......................      1,287,193         946,959
General and administrative.....................      2,028,355       1,577,315
Compensation expense related to stock options..      1,000,000       1,000,000
Depreciation and amortization..................        194,581         147,191
Amortization of prepaid consulting fees........        661,169         443,831
                                                  -------------   -------------

Total operating expenses.......................      5,171,298       4,115,296
                                                  -------------   -------------

Loss from operations...........................     (4,963,738)     (3,943,571)
                                                  -------------   -------------

Other income
Interest income, net of interest expense of
approximately $1,100 and $7,000, respectively..         70,940         276,824
Other income...................................         95,290          38,886
                                                  -------------   -------------
Total other income.............................        166,230         315,710
                                                  -------------   -------------

Net loss.......................................     (4,797,508)     (3,627,861)

Other comprehensive income (loss)
Foreign currency translation adjustments.......        468,218        (276,272)
Unrealized gain on marketable securities.......         51,094          30,716
                                                  -------------   -------------

Comprehensive loss.............................   $ (4,278,196)   $ (3,873,417)
                                                  =============   =============

Net loss available to common
shareholders per common share..................         ($0.12)         ($0.09)
                                                  =============   =============

Basic and diluted weighted average
number of common shares outstanding............     40,622,703      40,514,363
                                                  =============   =============


See independent auditors' report and accompanying notes to consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001




                                                       Preferred Stock          Common Stock             Additional
                                                --------------------------  --------------------------    Paid-in
                                                   Shares        Amount        Shares        Amount       Capital
                                                ------------  ------------  ------------  ------------  ------------

Balance at July 1, 2000........................     505,000   $     5,050    40,514,363   $18,525,831   $         -

Receipt of stock subscriptions.................           -             -             -             -             -

Write-off of stock subscriptions...............           -             -             -      (225,000)            -

Cancellation of preferred stock................    (505,000)       (5,050)            -         5,050             -

Compensation expense related to stock options..           -             -             -             -     1,000,000

Amortization of prepaid consulting fees........           -             -             -             -             -

Currency translation adjustments...............           -             -             -             -             -

Unrealized gain on marketable securities.......           -             -             -             -             -

Net loss.......................................           -             -             -             -             -
                                                --------------------------------------------------------------------

Balance at June 30, 2001.......................           -             -    40,514,363    18,305,881     1,000,000

Compensation expense related to stock options..           -             -             -             -     1,000,000

Amortization of prepaid consulting fees........           -             -             -             -             -

Issuance of common stock for consulting........           -             -       141,000        39,610             -

Currency translation adjustments...............           -             -             -             -             -

Unrealized gain on marketable securities.......           -             -             -             -             -

Net loss.......................................           -             -             -             -             -
                                                --------------------------------------------------------------------

Balance at June 30, 2002.......................           -   $         -    40,655,363   $18,345,491   $ 2,000,000
                                                ====================================================================


See independent auditors' report and accompanying notes to consolidated financial statements



                                                                                   Accumulated
                                                                                      Other                         Total
                                                     Stock           Prepaid      Comprehensive  Accumulated     Stockholders'
                                                  Subscriptions  Consulting Fees  Income (Loss)    Deficit          Equity
                                                  -------------  ---------------  -------------  --------------  -------------

Balance at July 1, 2000........................      ($546,367)     ($1,105,000)     ($110,814)    ($8,018,265)   $ 8,750,435

Receipt of stock subscriptions.................        321,367                -              -               -        321,367

Write-off of stock subscriptions...............        225,000                -              -               -              -

Cancellation of preferred stock................              -                -              -               -              -

Compensation expense related to stock options..              -                -              -               -      1,000,000

Amortization of prepaid consulting fees........              -          443,831              -               -        443,831

Currency translation adjustments...............              -                -       (276,272)              -       (276,272)

Unrealized gain on marketable securities.......              -                -         30,716               -         30,716

Net loss.......................................              -                -              -      (3,627,861)    (3,627,861)
                                                  ----------------------------------------------------------------------------

Balance at June 30, 2001.......................              -         (661,169)      (356,370)    (11,646,126)     6,642,216

Compensation expense related to stock options..              -                -              -               -      1,000,000

Amortization of prepaid consulting fees........              -          661,169              -               -        661,169

Issuance of common stock for consulting........              -                -              -               -         39,610

Currency translation adjustments...............              -                -        468,218               -        468,218

Unrealized gain on marketable securities.......              -                -         51,094               -         51,094

Net loss.......................................              -                -              -      (4,797,508)    (4,797,508)
                                                  ----------------------------------------------------------------------------

Balance at June 30, 2002.......................   $          -   $            -   $    162,942    ($16,443,634)   $ 4,064,799
                                                  ============================================================================


See independent auditors' report and accompanying notes to consolidated financial statements


                       SANGUI BIOTECH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Year ended June 30,
                                                                                    ------------   ------------
                                                                                       2002           2001
                                                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .......................................................................... $(4,797,508)   $(3,627,861)
Adjustments to reconcile net loss to net cash used in operating activities:
      Compensation expense related to stock options ...............................   1,000,000      1,000,000
      Depreciation and amortization ...............................................     194,581        147,191
      Amortization of prepaid consulting fees .....................................     661,169        443,831
      Realized gains on marketable securities .....................................     (61,000)             -
      Foreign exchange transaction gains ..........................................     (15,000)       (34,000)
      Estimated fair market value of common stock issued for services rendered ....      39,610              -
Changes in operating assets and liabilities:
      Accounts receivable .........................................................      44,009        (73,210)
      Grant receivable ............................................................    (208,138)       176,844
      Inventories .................................................................      18,309          9,669
      Prepaid expenses and other assets ...........................................      22,181       (147,226)
      Accounts payable and accrued expenses .......................................     278,614         58,412
                                                                                    ------------   ------------
Net cash used in operating activities .............................................  (2,823,173)    (2,046,350)
                                                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in marketable securities .................................................  (4,846,151)    (4,394,972)
Purchase of property and equipment, patents and licenses ..........................    (198,905)      (234,626)
Maturities of marketable securities ...............................................   5,877,557        996,179

                                                                                    ------------   ------------
Net cash provided by (used in) investing activities ...............................     832,501     (3,633,419)
                                                                                    ------------   ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Collection of stock subscription receivable .......................................           -        321,367
                                                                                    ------------   ------------

Effect of exchange rate changes ...................................................     468,218       (276,272)
                                                                                    ------------   ------------

Net decrease in cash and cash equivalents .........................................  (1,522,454)    (5,634,674)

Cash and cash equivalents, beginning of period ....................................   2,354,584      7,989,258
                                                                                    ------------   ------------

Cash and cash equivalents, ending of period ....................................... $   832,130    $ 2,354,584
                                                                                    ============   ============

Supplemental disclosures:
      Cash paid during the year for:
      Interest..................................................................... $     1,127    $     7,309
                                                                                    ============   ============
      Income taxes................................................................. $       800    $       800
                                                                                    ============   ============


See accompanying notes to accompanying consolidated financial statements for more information on non-cash investing and financing activities during the years ended June 30, 2002 and 2001.


See independent auditors' report and accompanying notes to consolidated financial statements


                       SANGUI BIO TECH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2002

NOTE  1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------

Nature of Business
------------------

Sangui BioTech  International,  Inc.,  incorporated in Colorado in 1995, and its
subsidiaries  (collectively,   the  "Company")  are  engaged  in  the  research,
development, manufacture, and sales of medical products.

The Company's wholly owned subsidiary Sangui BioTech, Inc. ("Sangui USA"), incorporated in Delaware in 1996, is located in Santa Ana, California. Sangui USA manufactures in vitro immunodiagnostic blood test kits that are primarily sold in the United States and Europe. Subsequent to June 30, 2002, the Company agreed to sell its entire Sangui USA operation (see Note 11). The Company has three subsidiaries located outside the United States: Sangui-BioTech AG ("Sangui AG"), GlukoMediTech, AG ("Gluko AG"), and Sangui BioTech PTE Ltd. ("Sangui Singapore").

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

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in fiscal 2001 have been reclassified to conform to the fiscal 2002 presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of receivable, inventories, and long-lived assets, and valuation allowance on deferred tax assets.

Risks and Uncertainties
-----------------------

The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by Sangui AG and Gluko AG, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

The Company's management believes, based on its current operating plan, its current cash and highly liquid marketable securities totaling approximately $3.4 million at June 30, 2002, are sufficient to fund the Company's operations and working capital requirements at least through June 30, 2003. The Company is also considering various debt or equity funding opportunities.


Concentration of Risk
---------------------

Two customers accounted for 38% of accounts receivable as of June 30, 2002 and approximately 40% of sales for the year ended June 30, 2002. The two customers accounted for 51% of sales for the year ended June 30, 2001.

Financial Instruments
---------------------

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and accrued expenses. The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these financial statements. Marketable securities are stated at fair value based upon quoted market prices and are classified as available-for-sale securities.

Foreign Currency Translation
----------------------------

Assets and liabilities of the Company's German and Singapore operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity. Income and expense are translated at weighted average exchange rates for the period. During fiscal 2002 and 2001, the Company had foreign exchange transaction gains included in other income of approximately $15,000 and $34,000, respectively.

Cash and Cash Equivalents
-------------------------

The Company maintains its cash in uninsured accounts and not in bank depository accounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in these uninsured accounts. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company also maintains bank accounts in Germany and Singapore.

Marketable Securities
---------------------

Marketable securities are classified as available-for-sale, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are excluded from net loss and are reported as a separate component of other comprehensive income in shareholders' equity. Realized gains and losses are included in other income and are determined based on the specific identification of the securities bought and sold (see Note 2).

Inventories
-----------

Inventories, which consist primarily of finished immunodiagnostic products and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Depreciation expense for the years ended June 30, 2002 and 2001, was approximately $177,000 and $138,000, respectively. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses
--------------------

Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the years ended June 30, 2002 and 2001, was approximately $17,000 and $9,000, respectively.

Impairment of Long-Lived Assets
-------------------------------

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2002, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment on long-lived assets in the future.

Revenue Recognition
-------------------

Revenues from product sales are recognized at the time of shipment.

Research and Development
------------------------

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Grants
------

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment (see Note
9). Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the property's historical cost.

Income Taxes
------------

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

Accounting for Stock-Based Compensation
---------------------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended. Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.
The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 5).

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

The Company computes net loss per common share using SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued (at June 30, 2002, there were no potential common shares).

Comprehensive Income (Loss)
---------------------------

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and unrealized gains (losses) on marketable securities and cash equivalents and are recorded as components of stockholders' equity.

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

New Accounting Pronouncements
-----------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. SFAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No.4, was rescinded because it was no longer necessary. The Company does not expect SFAS No. 145 to have a material effect on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on its financial statements.

NOTE 2 - AVAILABLE FOR SALE  SECURITIES
---------------------------------------

Available for sale securities consist of the following at June 30, 2002:

                                         Cost     Fair Market Value  Unrealized
                                                                          Gain

Mutual Funds......................... $1,525,414      $1,568,117        $42,703
Corporate bonds due within one year..    991,080         991,080            -
                                      -----------    ------------  -------------
                                      $2,516,494      $2,559,197        $42,703
                                      ===========    ============  =============

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment consists of the following at June 30, 2002:


    Technical and laboratory equipment...............   $845,767
    Leasehold improvements...........................    216,416
    Office equipment.................................     41,334
                                                     -----------
                                                       1,103,517

      Less accumulated depreciation and amortization    (593,453)
                                                     -----------
                                                        $510,064
                                                     ===========

NOTE  4  -  PATENTS AND LICENSES
--------------------------------

At June 30, 2002, patents and licenses totaled $107,334 less accumulated amortization of $62,019.


NOTE  5  -  STOCKHOLDERS'  EQUITY
---------------------------------

Common  Stock
-------------

The Company is authorized to issue 50,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

In 1999, the Company issued 2,600,000 shares of its common stock to a consultant in exchange for a public relations/promotions contract covering the period January 1999 to December 2002, as amended in August 2000. The fair value of the services, $3,145,000, was being amortized ratably over the contract period. For the year ended June 30, 2001, the Company recognized approximately $444,000 of amortization expense. For the year ended June 30, 2002, the Company initially recognized $440,000 of amortization expense, leaving an unamortized balance of the prepaid asset of $221,169. At June 30, 2002, management determined that no more benefit will be received in relation to the prepaid consulting fee and accordingly wrote off the remaining balance of $221,169 to amortization of prepaid consulting fees expenses.

During fiscal 2000, the Company entered into a subscription with Euro-America GmbH valued at $7,712,000, of which the Company received $7,487,000. The balance, $225,000, was recorded as stock subscription receivable as of June 30, 2000. On June 30, 2001, the Company's Board of Directors authorized - because of the deficiency in collection - the writing off of the $225,000 of stock subscription receivable which the Company recorded as a reduction of common stock in the accompanying statements of stockholders' equity.

During fiscal 2002, the Company issued 141,000 shares of restricted common stock valued at $39,610 as payment for consulting services.

Preferred  Stock
----------------

The Company is authorized to issue 5,000,000 shares of non-voting no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates. During the year ended June 30, 2001, the Company cancelled all 505,000 shares of its preferred stock that had been issued.

Stock Options
-------------

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements.

In November 1999, pursuant to an agreement with its chairman, the Company issued the chairman options to purchase 3,000,000 shares of common stock at an exercise price of $0.01 valued at $10,845,000 (under APB 25). The options can be exercised at the time the Company completes the development of the artificial oxygen carrier or the implantable sensor and receives regulatory approval from either Germany, the United States, or Singapore. The Company is amortizing the option value to compensation expense over the remaining estimated vesting period of the options since the Company is in the process of developing the artificial oxygen carrier and implantable sensor. The options were exercisable through June 30, 2009. As a result, the Company recognized compensation expense of $1,000,000 in fiscal 2002 and 2001, respectively, related to the vesting of the options. Effective June 30, 2002, these options were cancelled by mutual agreement of both parties. No further compensation expense will be recorded as a result of the cancellation.

 Option activity for the years indicated below is as follows:

                                                 Options             Weighted
                                                                  Average Price
   Outstanding, June 30, 2001 and 2000.........    3,000,000              $0.01
        Granted................................            -                  -
        Exercised..............................            -                  -
        Cancelled/Forfeited....................   (3,000,000)             (0.01)
                                                 -------------    --------------
   Outstanding, June 30, 2002                              -                  -
                                                 =============    ==============

   Exercisable, June 30,2002                                -                  -


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

                                                   2002              2001
          Net loss
               As reported..................   $(4,797,508)      $(3,627,861)
               Pro forma....................   $(4,797,508)      $(3,627,861)

          Net loss per share:
               As reported..................      $  (0.12)         $  (0.09)
               Pro forma....................      $  (0.12)         $  (0.09)


NOTE 6  -  INCOME  TAX  PROVISION
---------------------------------

No current provision for income taxes for the years ended June 30, 2002 and 2001 is required, since the Company incurred net operating losses through June 30, 2002.

Income tax expense for the years ended June 30, 2002 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                              2002             2001
                                        --------------    --------------

Income tax benefit at U.S. federal
        statutory rates...............  $  (1,631,000)    $  (1,233,000)
Net operating losses not benefited....      1,631,800         1,233,800
State and local income taxes, net
        of federal income tax effect..           (800)             (800)
                                        --------------    --------------
                                        $           -     $           -
                                        ==============    ==============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2002 are presented below:

          Deferred  tax  assets:
          Net  operating  losses.....................     $   4,375,000
          Less  valuation  allowance.................     $  (4,375,000)
                                                          --------------
          Net  deferred  tax  assets.................     $           -
                                                          ==============

As of June 30, 2002, the Company had net operating loss carryforwards of approximately $4,560,000, $4,208,000 and $6,116,000 available to offset future taxable federal, state, and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2002 and 2012. The foreign net operating loss carryforwards do not have an expiration period.

NOTE 7  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE
--------------------------------------------------------
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2002 and 2001:

                                                  2002            2001
                                             --------------  --------------
Numerator for basic and diluted loss
     per common share -  net loss            $  (4,797,508)  $  (3,627,861)
                                             ==============  ==============

Denominator for basic and diluted loss
     per common share - weighted average
     shares                                     40,622,703      40,514,363
                                             ==============  ==============


Basic and diluted loss per common share      $       (0.12)  $       (0.09)
                                             ==============  ==============

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

As described in Note 5, the Company wrote-off $225,000 of stock subscription receivable due from Euro-American GmbH.

The Company has an agreement with Professor Barnikol, the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were paid or earned in fiscal 2002 and 2001.

Effective June 30, 2002, options to purchase 3,000,000 shares of common stock which were issued to the chairman of the Company in fiscal 2000 were cancelled (see Note 5).


NOTE 9  -  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------

Operating  Leases
-----------------

The Company leases its office and laboratory facilities in the United States, Germany, and Singapore under three operating leases which expire through December 2003, respectively.

Future minimum lease payments under these leases at June 30, 2002 are:

Years Ending
June 30,
--------
2003..........................  $178,000
2004..........................    45,000
                              -----------
                                $223,000
                              ===========

Rent expense was approximately $210,000 for each of the years ended June 30, 2002 and 2001.

Grants
------

In 1998 and 1999, Sangui AG and Gluko AG, respectively, received grants from the government of the German state of Northrhine-Westphalia supporting their respective development projects. These grants are designed to cover 40% of eligible research and development costs and capital expenditures subject to the Company's ability to cover the remaining 60% of the costs. The grants originally totalled approximately $1.8 million and $2.2 million for Sangui AG and Gluko AG, respectively. An additional condition of the grant is that if the product is developed before 2003, it must be produced in the German state of Northrhine-Westphalia.

Based on research and development expenditures and capital expenditures through June 30, 2000, the Company had recorded for approximately $818,000 of the grants. In fiscal 2001, the Company recorded approximately $348,000 and $76,000 of research and development expenditures and capital expenditures, respectively. In fiscal 2002, the Company recorded approximately $379,000 and $62,000 of research and development expenditures and capital expenditures, respectively. The grants are recorded as a reduction of research and development costs and as a reduction of the historical cost of certain property and equipment.

Patent-Related Litigation
-------------------------

In December 2000, Axis/Shields ASA, a Norway corporation ("Axis"), filed a lawsuit against Sangui USA alleging that Sangui USA's Carbohydrate-Deficient Transferrin ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. In March 2001, a settlement was reached and Sangui USA agreed to cease manufacture and sale of the CDT test kit. Sangui USA subsequently designed a new test kit which it is currently manufacturing and selling. Sangui USA designed its current product specifically to avoid infringement of the Axis patent. In December 2001, Axis filed another lawsuit in the U.S. District Court for the Central District of California against Sangui USA alleging that the new test kit also infringed on Axis' patent rights. Sangui USA filed an answer denying the claims of Axis and has counterclaimed against Axis for a declaratory judgment of invalidity of the patent of Axis and for antitrust violations. On July 24, 2002, an agreement was entered into between Axis and the Company, where the Company agreed to cease to sell CDT kits and provided other intangible information in consideration of $100,000 paid by Axis to the Company. As a result of this settlement, Axis caused a dismissal with prejudice of all its claims to be filed in the legal action. Concurrently, the Company caused a dismissal with prejudice of the Company's counterclaim to be filed in the legal action.

Other Litigation
----------------

The Company is, from time to time, involved in various litigation resulting in the ordinary course of operating its business. Management is currently not able to predict the outcome of these cases. However, management believes that the amount of ultimate liability, if any, with respect to these actions will not have a material effect on the Company's financial position and results of operations.


NOTE 10 - BUSINESS SEGMENTS
---------------------------

The Company reports it business segments based on geographic regions, which are as follows as of June 30, 2002 and for the years ended June 30, 2002 and 2001:


                                           2002            2001
                                      ------------    ------------
Net sales:
Sangui USA.........................   $   571,742     $   567,007
Sangui BioTech AG..................       -               -
GlukoMediTech AG...................       -               -
Sangui BioTech PTE Ltd.............       -               -
                                      ------------    ------------
                                      $   571,742     $   567,007
                                      ============    ============


Net loss:
Sangui USA.........................   $ 2,256,071     $ 1,895,170
Sangui BioTech AG..................     1,365,525       1,102,167
GlukoMediTech AG...................       955,756         447,456
Sangui BioTech PTE Ltd.............       220,156         183,068
                                      ------------    ------------
                                      $ 4,797,508     $ 3,627,861
                                      ============    ============

Depreciation and amortization
Sangui USA.........................   $    13,981     $    14,570
Sangui BioTech AG..................       107,070          98,031
GlukoMediTech AG...................        41,192          34,590
Sangui BioTech PTE Ltd.............        32,338          -
                                      ------------    ------------
                                      $   194,581     $   147,191
                                      ============    ============

Identifiable assets
Sangui USA.........................   $   705,414
Sangui BioTech AG..................     1,517,076
GlukoMediTech AG...................     2,261,128
Sangui BioTech PTE Ltd.............       148,412
                                      ------------
                                      $ 4,632,030
                                      ============

NOTE 11  -  SUBSEQUENT EVENT
----------------------------

On September 15, 2002, the Company sold essentially all the remaining assets of Sangui USA to Biomerica, Inc., a Delaware company operating in the Orange County, California, for $60,000, to be received in three equal annual payments beginning December 1, 2002.


NOTE 12 - PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)
---------------------------------------------------------------

The pro forma information contained in this schedule is based on the historical financial statements of the Company and should be read in conjunction with these statements and related notes thereto. The purpose of presenting this unaudited pro forma financial data is to show the effects on the historical financial information had the Company agreed to cease to sell CDT kits and sell the assets of Sangui USA (collectively, the "Sangui USA Operations") at June 30, 2002 for the proforma balance sheet and at July 1, 2001 for the proforma statement of operations. However, the pro froma condensed balance sheet and the pro forma condensed statement of operations are not necessarily indicative of the effects on the financial position and results of operations what would have been attained had the cessation of the Sangui USA Operations actually occurred earlier.


                        PRO FORMA CONDENSED BALANCE SHEET
                                  JUNE 30, 2002
                            (IN THOUSANDS OF DOLLARS)
                                  (See Note a)

                                     ASSETS

                                                                                        Pro Forma
                                                                                      excluding the
                                                             Pro Forma        See       Sangui USA
                                              Historical     Adjustments     Notes      Operations
                                             -------------  --------------   -----    --------------

Cash and cash equivalents.....................       $832            $60       b               $827
                                                                     (65)      c
Available for sale securities.................      2,559               -                     2,559
Accounts receivable and  inventories..........        137           (137)      d                  -
Grant receivable, prepaid expenses and
   other assets...............................        549               -                       549
                                             -------------  --------------            --------------
Total current assets..........................      4,077           (142)                     3,935

Property and equipment-net....................        510             (6)      d                504
Patents-net...................................         45               -                        45
                                             -------------  --------------            --------------

Total assets..................................     $4,632          $(148)                    $4,484
                                             =============  ==============            ==============



                                                  LIABILITIES & STOCKHOLDERS' EQUITY


Accounts payable and accrued expenses.........       $567             (65)     c               $502
Common stock..................................     18,509               -                    18,509
Additional paid-in capital....................      2,000               -                     2,000
Accumulated deficit...........................    (16,444)             60                   (16,527)
                                                                     (143)
                                             -------------  --------------            --------------

                                                   $4,632           $(148)                   $4,484

                                             =============  ==============            ==============


Notes to pro forma adjustments:

a) These pro forma adjustments have been computed assuming the cessation of sales of CDT kits and the sale of Sangui USA's assets was consummated at June 30, 2002. These amounts will differ from the actual results primarily due to the timing of the actual transaction.

To record the following:

           b)   Sales price of assets...............................  $60

           c)   Payment of liabilities of from sales proceeds.......   65

           d)   Cost of assets sold.................................  143


                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2002
                            (IN THOUSANDS OF DOLLARS)
                                  (See Note a)

                                                                                 Pro Forma
                                                                                excluding the
                                                           Pro Forma    See      Sangui USA
                                               Historical  Adjustments  Notes    Operations
                                               ----------  -----------  -----   -------------


Sales                                          $      572        (572)    b     $          -

Cost of sales                                         364        (364)    b                -
                                               ----------  -----------  -----   -------------
Gross profit                                          208        (208)                     -

Operating expenses:
Research and development                            1,287           -                  1,287
General and administrative                          2,028        (274)    b            1,754
Compensation expense related to stock
   options                                          1,000           -                  1,000
Depreciation and amortization                         195           -                    195
Amortization of prepaid consulting fee                661           -                    661
                                               ----------  -----------  -----   -------------
                                                    5,171        (274)                 4,897

Loss from operations                               (4,963)        (66)                (4,897)

Other income                                          166           -                    166
                                               ----------  -----------  -----   -------------

Net loss                                       $   (4,797) $      (66)          $     (4,731)
                                               ==========  ===========  =====   =============


Notes to pro forma adjustments:

a) These pro forma adjustments have been computed assuming the cessation of sales of CDT-kits and the sale of Sangui USA's assets was consummated at June 30, 2001. These amounts will differ from the actual results primarily due to the timing of the actual transaction. However, the pro forma statement only discloses income or losses from recurring operations and does not reflect any gain or loss from the sale of Sangui USA's assets. The pro forma adjustments give effect to events that are directly attributable to the sale and expected to have a continuing impact on the Company.

To record the following:

b) Eliminate income and loss items directly identified with Sangui USA's Operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III
--------

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

The directors are as follows:




NAME                       AGE                 ADDRESS             RESIDENCE          CURRENT POSITION
Prof. Wolfgang Barnikol,    68            Arndtstrasse 8, D-58453   Germany        Chairman, President,
M.D., Ph. D.                              Witten, Germany                          Chief Executive Officer,
                                                                                   Executive Director

Oswald Burkhard,            51            Martinsgasse 1, D-67547   Germany        Non-Executive Director
M.D., Ph. D.                              Worms, Germany

Dr. Edgar Fritschi, Ph.D.   60            Rispenweg 9, D-50933      Germany        Non-Executive Director
                                          Koeln


Dora Malek                  45            Saturnstr. 19,  D-85609   Germany        Non-Executive Director
                                          Aschheim, Germany

Professor Joachim Lutz,     70            Thueringerstr. 24 D-97078 Germany        Non-Executive Director
M.D., Ph.D.                               Wuerzberg, Germany



None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of the Company.

The day-to-day operations of SGBI are entrusted to the Executive Directors of the Company who are assisted by a management team of key executive officers (Executive Officers). The particulars of the Executive Officers as per June 30, 2002 are set out below:



NAME                       AGE                 ADDRESS                RESIDENCE         CURRENT POSITION

Prof. Wolfgang Barnikol,    68            Arndtstrasse 8, D-58453      Germany       President and Chief
M.D., Ph. D.                              Witten, Germany                            Executive Officer

Oswald Burkhard,            52            Martinsgasse 1, D-67547      Germany       Vice President
M.D., Ph. D.                              Worms, Germany


Patrick  Onishi             48            2 Cambridge                  US            Secretary
                                          Irvine  CA  92620




The business and working experience of the Directors and key Executive Officers of the Company are set out below:

PROFESSOR WOLFGANG K. R. BARNIKOL, M.D., Ph.D., Chairman, President and Chief Executive Officer, and Executive Director of the Company, has studied chemistry, physics and medicine at the Universities of Munster, Aachen and Mainz, Germany. In 1961, he received a Diploma in chemistry from University of Mainz, Mainz, Germany. In 1964, he obtained the doctorate in physical chemistry (Dr. rer. nat.) and in 1973 the doctorate in medicine (Dr. med.) both from the University of Mainz, Mainz, Germany. In that same year, he also was appointed professor in medical physiology at University of Mainz, Mainz Germany. In 1996, Dr. Barnikol was awarded a specialist in medical physiology by the medical association of Rheinland-Pfalz Germany. His research interest in physical chemistry focused on the polymerization of styrene and the determination of molecular weights of polymers with the electron microscope. Dr. Barnikol's research areas in medicine are: (i) respiration; and (ii) blood and circulation. In the field of respiration, he works on the functional analysis of the bronchial system and gas exchange. Moreover, he is engaged in the development of respiratory and skin oxygen sensors. In the field of blood and circulation, he works on the development of artificial oxygen carriers for medical use, which are based on polymerised soluble haemoglobins. As a third sphere of work, Dr. Barnikol is engaged in the development of an implantable glucose sensor. Dr. Barnikol has published more than 100 scientific articles, a textbook in physiology and a review on the situation of German universities.

OSWALD BURKHARD, M.D., PH.D., Vice President and Non-Executive Director of the Company, has more than 16 years of clinical experience in the diagnosis and treatment of hematological and oncological diseases. Since 1989, Dr. Burkhard has operated his own facilities in Worms, Germany, which specialize in hematology and oncology. His practice offers patients all diagnostic and therapeutic possibilities, necessary for internal oncology. From 1982 to 1989, Mr. Burkhard was trained in hematology and oncology at the University School of Medicine at Mainz, Mainz, Germany. During this time, he cared almost daily for patients with hematological or oncological problems. Additionally, he was trained in transfusion medicine. He became a specialist in internal medicine and hematology. He has significant experience in clinical trials. From 1975 to 1989, he worked at the Institute for Physiology at the University of Mainz, Mainz, Germany where he was involved in the physical chemistry of haemoglobin solutions and the measurement of oxygen by fluorescence quenching. In 1988, he obtained the Doctorate in Medicine from University of Mainz, Mainz, Germany. Dr. Burkhard received several patents for his scientific work. In 1989, he obtained the Tancre award of the University of Mainz, Mainz, Germany. Dr. Burkhard has studied chemistry, physics and medicine at the University of Mainz, Mainz, Germany. He received a diploma in Chemistry in 1973 from University of Mainz, Mainz, Germany. In 1976, he obtained the Doctorate in Physical Chemistry from University of Mainz, Mainz, Germany. During his thesis, Dr. Burkhard synthesized approximately 20 new compounds.

EDGAR FRITSCHI, M.D., studied Veterinary Medicine at the Universities of Gie(beta)en and Zurich gaining his Doctorate in Hannover. He had specialised in the fields of toxicology, pharmacology, and in the development of new human therapeutics in particular. Since 1969, Dr Fritschi has held leading positions in the research and development departments of renowned German pharmaceutical companies, including Godecke AG in Freiburg, L. Heumann & Co. in Nuremberg, and Schwarz Pharma AG in Monheim. Dr Fritschi is a Board Member of the North Rhine-Westphalia Venture Capital Forum and since 1999 has been Managing Director of TecTo Market GmbH, Cologne, specializing in offering consulting services to biotechnology companies.

DORA MALEK, Attorney-at-Law, Non-Executive Director, employed since 1990 in the finance department of an international insurance company in the area of group investments, and since 1994 as an independent attorney specializing in banking and stock exchange law, capital investment law and the law of partnerships and corporations. She will aid the company not only in all legal matters, but also in the development of financial and investment concepts.

PROFESSOR JOACHIM LUTZ, M.D., Non-Executive Director, professor and lecturer in medical physiology in the subject area of the vascular system and venous pressure at the Physiological Institute of the Bavarian-Julius-Maximilian University in W rzburg until his retirement in 1998. There he spent years evaluating artificial oxygen carriers in small animal models such as the magneto metric determination of the impairment of the body's own macrophages that are responsible for detoxification. He is a member of the International Advisory Committee on Blood Substitutes (ISABI) as well as the International Society on Oxygen Transport to Tissue (ISOTT). He will accelerate development work as well as the pre-clinical and clinical testing of blood with artificial oxygen carriers with his technical knowledge and experience.

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

Section 16(a) of the U.S. Securities Exchange Act of 1934 requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding stock of the Company to file reports of securities ownership and charges in such ownership with the SEC. Based solely upon a review of copies of the reports filed, the Company believes that during the year ended June 30, 2002, the filing requirements were complied with by its officers and directors, except that a former director of the Company, Mr. Helmut Kappes, did not comply with such reporting requirements.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following SGBI summary compensation table shows certain compensation information for services rendered in all capacities for the two fiscal years ended June 30, 2002 and 2001. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                          SUMMARY COMPENSATION TABLE

                             Annual Compensation                        Long Term Compensation
                             -------------------                        -----------------------
                                                                     Awards                     Payouts
                                                                     ------                     -------

                                                                  Restricted      Securities
                                                   Other Annual     Stock         Underlying    LTIP     All Other
Name and                          Salary  Bonus    Compensation     Awards         Options     Payouts Compensation
Principal Position     Year        ($)(2)  ($)        ($)            ($)           SARs (#)     ($)        ($)
------------------    ------     -------  -----   -------------   ----------      ----------   ------  ------------

Wolfgang Barnikol      2002       115,884  -0-        -0-            -0-            -0-         -0-         -0-
Chairman, CEO
and President (1)      2001       105,922  -0-        -0-            -0-            -0-         -0-         -0-
                       2000       111,681  -0-        -0-            -0-            3,000,000   -0-         -0-

Oswald Burkhard        2002       -0-      -0-        -0-            -0-            -0-         -0-         -0-
Vice President         2001       4,775    -0-        -0-            -0-            -0-         -0-         -0-
                       2000       5,836    -0-        -0-            -0-            -0-         -0-         -0-


Seiglinde Borchert     2002       40,853   -0-        -0-            -0-            -0-         -0-         -0-
COO                    2001       54,697   -0-        -0-            -0-            -0-         -0-         -0-
                       2000       57,274   -0-        -0-            -0-            -0-         -0-         -0-

Detlev Frhr. von       2002       76,017   -0-        -0-            -0-            -0-         -0-         -0-
Linsingen              2001        6,512   -0-        -0-            -0-            -0-         -0-         -0-
CFO, Treasurer         2000       82,200   -0-        -0-            -0-            -0-         -0-         -0-

Harald Poetzschke      2002       46,972   -0-        -0-            -0-            -0-         -0-         -0-
CSO                    2001       36,465   -0-        -0-            -0-            -0-         -0-         -0-
                       2000       40,858   -0-        -0-            -0-            -0-         -0-         -0-

Patrick Onishi         2002       70,000   -0-        -0-            -0-            -0-         -0-         -0-
Secretary              2001       70,000   -0-        -0-            -0-            -0-         -0-         -0-
                       2000       70,000   -0-        -0-            -0-            -0-         -0-         -0-


(1) These options were cancelled as of June 30, 2002. (2) All figures are expressed in United States Dollars ("USD") For the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

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



                                 Name and Address of                      Amount and Nature of  Percent of
Title of Class                   Beneficial Owner                         Beneficial Ownership  Class
------------------              ----------------------                    --------------------  -----------

Common Stock                     Dr. Wolfgang Barnikol                              1,853,600(1)4.56%
                                 Arndtsr, 8, D-58453 Witten
                                 Germany


Common Stock                     Dr. Oswald Burkhard                                  794,400   1.95%
                                 Martinsgasse 1, D-67547 Worms
                                 Germany

Common Sock                      Dr. Edgar Fritschi                                       -0-     *
                                 Rispenweg 9
                                 D-50544 Koeln
                                 Germany

Common Stock                     Dora Malek                                               200     *
                                 Saturnstr. 19
                                 D-85609  Aschheim
                                 Germany

Common Stock                     Professor Joachim Lutz                                   -0-     *
                                 Thueringerstr. 24 D-97078 Wuerzburg
                                 Germany

Common Stock                     Patrick Onishi                                       70,000    0.17%
                                 2 Cambridge
                                 Irvine  CA  92620,  US

Common Stock                     All Officers and Directors as
                                 a Group (8 persons)                                2,718,200   6.69%
                                                                                    =========  ======


(1) Excludes 3,000,000 options to purchase common stock of the Company that were cancelled as of June 30, 2002.
*Less than 0.1%


ITEM 12. CERTAIN TRANSACTIONS

Except as otherwise disclosed below, no Director, substantial shareholder or Executive Officer of the Company was or is interested in any transaction undertaken by SGBI within the last three years.

EURO-AMERICAN. Euro-American GmbH (EA) was a financial services corporation organized and established in Germany. Axel Kutscher, former Non-Executive Director of the Company, and Helmut Kappes, former Non-Executive Director of the Company, and substantial shareholders of the Company, are also directors and shareholders of EA. During 2000, the Company entered into a subscription with EA, a principal stockholder of the Company, valued at $7,712,000, of which the Company received $7,487,000. The balance, $225,000, was recorded as stock subscription receivable. On June 30, 2001, the Company's Board of Directors authorized the writing off of the $225,000 of stock subscription receivable.

STOCK OPTIONS GRANTED IN FAVOR OF PROFESSOR WOLFGANG BARNIKOL. The Company entered into a stock option agreement which took effect on September 24, 1999, with Professor Wolfgang Barnikol, Chairman, Chief Operating Officer, and Executive Director and a substantial shareholder of the Company. Professor Barnikol was granted a share option of 3 million Shares at an exercise price of US$0.01 per share, in consideration of the assignment of his patent rights to the Company. Professor Barnikol is entitled to exercise the option at the point the Company completes the development of the artificial oxygen carrier or the implantable sensor and receives regulatory approval from either Germany, Singapore or the United States. The option shall terminate and cease to be exercisable on June 30, 2009 unless terminated earlier in accordance with the stock option agreement. The stock option agreement is governed under the laws of the State of California. As of June 30, 2002 Prof. Barnikol waived his rights concerning the option and the option was cancelled.

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

3.2 (1) Bylaws of the Company(1)

3.3 Articles of Association of GlukoMeditech Aktiengesellschaft (2)

3.4 Articles of Association of SanguiBiotech Aktiengesellschaft (2)

3.5 Memorandum and Articles of Association of Sangui Biotech Singapore Pte. Ltd. (3)

4.1 Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated October 12, 2000 (2)(cancelled as of
June 30, 2002).

10.1 Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000 (3)

10.2 Fee Agreement between GlukoMeditech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)

10.3 Fee Agreement between SanguiBiotech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)

10.4 Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)

10.5 Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)

10.6 Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999 (2)

10.7 Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000(2)

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


       Signatures                         Title                     Date
       ----------                         -----                     ----

                                                              September 27, 2002
/s/ Wolfgang Barnikol           President, Chief Executive
----------------------          Officer and Director
Wolfgang Barnikol, M.D.,
Ph.D
                                                              September 27, 2002
/s/ Patrick Onishi              Secretary
----------------------
Patrick Onishi
                                                              September 27, 2002
/s/ Oswald Berkhard             Director
----------------------
Oswald Berkhard, M.D., Ph.D
                                                              September 27, 2002
/s/ Dora Malek                  Director
----------------------
Dora Malek
                                                              September 27, 2002
/s/ Joachim Ludz                Director
----------------------
Joachim Ludz, M.D.
                                                              September 27, 2002
/s/ Edgar Fritschi              Director
----------------------
Edgar Fritschi, Ph.D

CERTIFICATION PURSUANT TO
18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sangui BioTech International, Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    September 27, 2002                               /s/ Wolfgang Barnikol
                                                          ---------------------
                                                          Wolfgang Barnikol
                                                          President and Director

                                  CERTIFICATION

The undersigned, Prof. Dr. W. Barnikol, Chief Executive Officer and Chief Financial Officer, certifies that:

         1. I have reviewed this annual report on Form 10-KSB of Sangui BioTech International, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report.


Date:    September 27, 2002     By:       /s/ W. Barnikol
                                   --------------------------------------
                                   Prof. Dr. W. Barnikol, Chief Executive
                                   Officer and Chief Financial Officer