Form 10KSB/A
period 2002-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2002-10-18
CIK 1104280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.



Date: October 17, 2002             /s/ Wolfgang Barnikol
                                   -----------------------------------
                                   Wolfgang  Barnikol
                                   President  and  Director

PART I
------

ITEM 4. Submission of matters to a vote of security holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter covered by this Report.
The Company encourages its shareholders to put forward shareholder proposals to be submitted to a vote of security holders in the course of a shareholders' meeting to be held in the first half of calendar year 2003. Shareholder proposals should arrive at the company's offices in Santa Ana, California, or Witten, Germany, no later than November 11, 2002. Shareholder proposals arriving later than this date will be adjourned to be submitted to a subsequent shareholders' meeting.

CERTIFICATION PURSUANT TO
18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sangui BioTech International, Inc. (the "Company") on Form 10-KSB/A the period ended June 30,2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    October 17, 2002                            /s/ Wolfgang Barnikol
                                                     ---------------------------
                                                     Wolfgang Barnikol
                                                     President and Director

                                  CERTIFICATION

The undersigned, Prof. Dr. Dr. W. Barnikol, Chief Executive Officer and Chief Financial Officer, certifies that:

       1. I have reviewed this annual report on Form 10-KSB/A of Sangui Biotech International, Inc.

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:    October 17, 2002                      By:   /s/ W. Barnikol
                                                     ---------------------------
                                                     Prof. Dr. Dr. W. Barnikol,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer