Form 10QSB
period 2002-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2002-11-14
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Alfred-Herrhausen-Str. 44
                                  58455 Witten
                                     Germany

               (Address of Principal Executive Offices) (Zip Code) Registrant's Telephone Number, Including Area Code: 011-49-2302-915-204


 Former Address: 1508 BROOKHOLLOW DRIVE, SUITE 354, SANTA ANA, CALIFORNIA 92705

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
     Yes  [  X  ]  No  [    ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title  of  each  class  of  Common  Stock        Outstanding at November 7, 2002
-----------------------------------------        -----------------------------
  Common  Stock,  no par  value                      40,655,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [   ]  No  [ X  ]

INDEX

                       SANGUI BIOTECH INTERNATIONAL, INC.

                          PART I. FINANCIAL INFORMATION

Item  1. Financial  Statements

         Consolidated Balance Sheet at September 30, 2002 (Unaudited)......3

         Consolidated Statements of Operations and
         Comprehensive Loss (Unaudited) Three months ended
         September 30, 2002 and 2001.......................................4

         Consolidated Statements of Cash Flows (Unaudited)
         Three months ended September 30, 2002 and 2001....................5

         Notes to Consolidated Financial Statements (Unaudited)............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................11

Item 3.  Controls and Procedures..........................................14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................14

Item 2.  Change in Securities and Use of Proceeds.........................15

Item 3.  Defaults Upon Senior Securities..................................15

Item 4.  Submission of Matters to a Vote of Securities Holders............15

Item 5.  Other Information................................................15

Item 6.  Exhibits and Reports on Form 8-K.................................15

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------


                                                              September 30
                                                                  2002
                                                               (Unaudited)
                                                             ---------------

Current assets
   Cash and cash equivalents.................................$      612,841
   Available for sale securities.............................     2,100,270
   Accounts receivable.......................................        32,618
   Grant receivable..........................................       145,386
   Prepaid expenses and other assets.........................       298,694
                                                             ---------------
        Total current assets.................................     3,189,809

Property and equipment-net...................................       371,022

Patents and licenses-net.....................................        41,568

                                                             ---------------
Total assets.................................................$    3,602,399
                                                             ===============


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current liabilities
   Accounts payable and accrued expenses.....................$      343,179
                                                             ---------------

Commitments and contingencies................................           -

Stockholders' equity
   Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding..............           -
   Common stock,  no par value, 50,000,000 shares
   authorized, 40,655,363 shares issued and outstanding .....    18,345,491
   Additional paid-in capital................................     2,000,000
   Accumulated other comprehensive loss......................      (107,928)
   Accumulated deficit.......................................   (16,978,343)
                                                             ---------------

        Total stockholders' equity...........................     3,259,220

                                                             ---------------
Total liabilities and stockholders' equity...................$    3,602,399
                                                             ===============

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                           For The
                                                       Three Months Ended
                                                         September 30,
                                                          (Unaudited)
                                               ---------------   ---------------
                                                     2002              2001
                                               ---------------   ---------------


Revenues.......................................$          -      $          -
                                               ---------------   ---------------

Operating expenses
Research and development.......................       229,706           291,987
General and administrative.....................       274,602           381,653
Depreciation and amortization..................        45,595            34,532
Compensation expense related to
  stock options................................           -             250,000
Amortization of prepaid
  consulting fees..............................           -             110,000
                                               ---------------   ---------------

Total operating expenses.......................       549,903         1,068,172
                                               ---------------   ---------------

Other income
Interest income................................        15,141            43,992
Other income...................................        47,112            25,719
                                               ---------------   ---------------
Total other income.............................        62,253            69,711
                                               ---------------   ---------------

Loss from continuing operations................      (487,650)         (998,461)

Loss from discontinued operations..............       (47,059)         (110,562)

                                               ---------------   ---------------
Net loss.......................................      (534,709)       (1,109,023)

Other comprehensive income (loss)
Foreign currency translation adjustments.......      (209,224)          210,175
Unrealized (loss) gain
  on marketable securities.....................       (61,646)          157,750
                                               ---------------   ---------------

Comprehensive loss.............................$     (805,579)   $     (741,098)
                                               ===============   ===============

Net loss available to common
  shareholder per common share
Net loss from continuing operations............$        (0.01)   $        (0.02)
Net loss from discontinued operations..........         (0.00)            (0.00)
                                               ---------------   ---------------
Net loss.......................................$        (0.01)   $        (0.03)
                                               ===============   ===============

Basic and diluted weighted average
  number of common shares outstanding..........    40,655,363        40,514,303
                                               ===============   ===============

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For The
                                                        Three Months Ended
                                                         September 30,
                                                          (Unaudited)
                                               ---------------   ---------------
                                                     2002              2001
                                               ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.......................................$     (534,709)   $   (1,109,023)
Adjustments to reconcile net loss to
     cash used in operating activities
   Depreciation and amortization...............        45,595                -
   Realized gains on marketable securities.....       (34,263)               -
   Realized gain on sale of assets of
     discontinued operations...................       (16,980)               -
   Loss on impairment of assets................       106,927                -
   Compensation expense related
     to stock options..........................            -            250,000
   Amortization of prepaid consulting fees.....            -            110,000

Changes in operating assets and liabilities:
   Accounts receivable.........................        52,301            55,770
   Inventories.................................        16,362           (42,723)
   Grant receivable............................        68,935                -
   Prepaid expenses and other assets...........        95,678           (57,742)
   Accounts payable and accrued expenses.......      (224,052)           66,135
                                               ---------------   ---------------

Net cash used in operating activities..........      (424,206)         (727,583)
                                               ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in marketable securities...........      (682,607)       (3,226,969)
   Maturities of marketable securities.........     1,117,898         2,773,490
   Purchase of property and equipment..........       (21,150)          (31,450)
                                               ---------------   ---------------

Net cash provided by (used in)
   investing activities........................       414,141          (484,929)
                                               ---------------   ---------------


Effect of exchange rate changes................      (209,224)          210,175
                                               ---------------   ---------------

Net decrease in cash and cash equivalents......      (219,289)       (1,002,337)

Cash and cash equivalents,
   beginning of period.........................       832,130         2,354,584
                                               ---------------   ---------------

Cash and cash equivalents,
   ending of period............................$      612,841    $    1,352,247
                                               ===============   ===============


Supplemental disclosures:
   Cash paid during the period for:
   Interest....................................$           -     $           -
                                               ===============   ===============
   Income taxes................................$           -     $           -
                                               ===============   ===============

During the quarter ended September 30, 2002, the Company recorded a note receivable for $60,000 from the sale of inventory and equipment related to its discontinued operations, which is recorded in prepaid expenses and other assets.

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical products.

The Company's wholly owned subsidiary Sangui BioTech, Inc. ("Sangui USA"), incorporated in Delaware in 1996, has been located in Santa Ana, California. Sangui USA was engaged in the manufacturing of in vitro immunodiagnostic blood test kits that have been primarily sold in the United States and Europe. The Company decided to discontinue the in vitro immunodiagnostics business and sell its entire Sangui USA operation in September 2002 (see Note 5). The Company has three subsidiaries located outside the United States: SanguiBioTech AG ("Sangui AG"), GlukoMediTech AG ("Gluko AG"), and Sangui BioTech PTE Ltd. ("Sangui Singapore").

Sangui AG, incorporated in Mainz, Germany in 1995, is engaged in the development of artificial oxygen carriers (blood substitute and additives). Gluko AG, incorporated in Mainz, Germany in 1996, is engaged in the development of glucose implant sensors. Sangui Singapore, incorporated in Singapore in 1999, was a regional office for the Company that carried out research and development projects in conjunction with Sangui AG and Gluko AG. The Company decided to discontinue the operations of Sangui Singapore in August 2002 (see Note 5).

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three months ended September 30, 2001 have been reclassified to conform to the three months ended September 30, 2002 presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of receivables, long-lived assets, and valuation allowance on deferred tax assets.

Risk and Uncertainties
----------------------

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

The Company's management believes, based on its current operating plan, its current cash and highly liquid marketable securities totaling approximately $2.7 million at September 30, 2002, are sufficient to fund the Company's operations and working capital requirements at least through September 30, 2003. The Company is also considering various debt or equity funding opportunities.

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

Marketable  Securities
----------------------

Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from net loss and are reported as a separate component of other comprehensive loss in stockholders' equity. Realized gains and losses are included in other income and are determined based on the specific identification of the securities bought and sold (see Note 3).

Revenue Recognition
-------------------

Revenues from product sales are recognized at the time of shipment.

Research and Development
------------------------

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Stock Compensation
------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended. Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 4).

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued (at September 30, 2002, there were no potential common shares).

Comprehensive Income (Loss)
---------------------------

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and unrealized gains (losses) on securities and are recorded as components of stockholders' equity.

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 7).

New Accounting Pronouncements
-----------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to update, clarify and simplify existing accounting pronouncements. SFAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 4, was rescinded because it was no longer necessary. The Company does not expect SFAS No. 145 to have a material effect on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

NOTE 3 - AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of the following at September 30, 2002:


                                          Cost     Fair market  Unrealized
                                                      value     Gain Loss)

Mutual funds                           $  484,294  $   424,783  $  (59,511)
Corporate bonds due within one year       991,080      991,080         -
Corporate bonds due within five years     686,542      684,407      (2,135)

                                      -----------  -----------  -----------

                                       $2,161,916   $2,100,270  $  (61,646)

                                      ===========  ===========  ===========


NOTE 4 - COMPENSATION EXPENSE RELATED TO STOCK OPTIONS

Per APB No. 25, "Accounting for Stock Issued to Employees", the Company recognized compensation expense for previously issued options in the amount of $250,000 in the accompanying statement of operations for the three months ended September 30, 2001. Effective June 30, 2002, these options were cancelled by mutual agreement between the Company and the option holder. As a result, no compensation expense related to stock options was recorded for the three months ended September 30, 2002.

NOTE 5  - DISCONTINUED OPERATIONS

Sangui USA manufactured in vitro immunodiagnostic blood test kits that have been primarily sold in the United States and Europe. The Company decided to discontinue the in vitro immunodiagnostics business in August 2002, sold Sangui USA's inventory and property and equipment to an unrelated party for $60,000, and closed the facility. The sale resulted in a gain of $16,980. In July 2002, the Company received $100,000 as part of an agreement to cease manufacturing and selling certain blood test kits. The Company decided to discontinue the operations of Sangui Singapore in August 2002, wrote off its property and equipment of $106,927, and decided to close the facility.

Components of amounts reflected in the accompanying income statements for the three months ended September 30, 2002 and 2001 are presented below:


                                             2002                                             2001
                                             ----                                             ----
                            Sangui          Sangui                            Sangui         Sangui
                             USA           Singapore          Total            USA          Singapore          Total
                         ------------    --------------    ------------    ------------    ------------    -------------

Sales                      $ 138,542       $         -       $ 138,542       $ 101,241       $       -       $  101,241
Cost of sales                 94,747                 -          94,747          81,201               -           81,201
Operating expenses            76,060            24,847         100,907          61,321          69,281          130,602
                         ------------    --------------    ------------    ------------    ------------    -------------

Loss from operations         (32,265)          (24,847)        (57,112)        (41,281)        (69,281)        (110,562)
Other income                 116,980                 -         116,980               -               -                -
Impairment of assets               -          (106,927)       (106,927)              -               -                -
                         ------------    --------------    ------------    ------------    ------------    -------------
Income (loss) from
 discontinued
 operations                $  84,715       $  (131,774)      $ (47,059)      $ (41,281)      $ (69,281)      $ (110,562)
                         ============    ==============    ============    ============    ============    =============


NOTE  6 - LITIGATION RELATED TO THE OPERATING BUSINESS

The Company may, from time to time, be involved in various litigation resulting from the ordinary course of operating its business. Management is currently not able to predict the outcome of any such cases. However, management believes that the amount of ultimate liability, if any, with respect to such actions will not have a material effect on the Company's financial position and results of operations.

NOTE 7 - BUSINESS SEGMENTS

The Company reports it business segments based on geographic regions, which are as follows for the period ended September 30:


                                                2002             2001
                                                ----             ----
Revenues
--------
Sangui USA                                $      138,542    $      101,241
Sangui BioTech International, Inc.                     -                 -
Sangui BioTech AG                                      -                 -
GlukoMediTech,AG                                       -                 -
Sangui BioTech PTE Ltd, Singapore                      -                 -
                                          ---------------------------------
                                          $      138,542    $      101,241
                                          =================================


Net income (loss):
------------------
Sangui USA                                $       84,715    $      (41,281)
Sangui BioTech International, Inc.               (89,322)   $     (591,413)
Sangui BioTech AG                               (204,056)         (206,788)
GlukoMediTech,AG                                (194,272)         (200,260)
Sangui BioTech PTE Ltd, Singapore               (131,774)          (69,281)
                                          ---------------------------------
                                          $     (534,709)   $   (1,109,023)
                                          =================================

Depreciation and amortization
-----------------------------
Sangui USA                                $            -    $            -
Sangui BioTech International, Inc.                     -                 -
Sangui BioTech AG                                 33,491            24,686
GlukoMediTech,AG                                  12,104             9,846
Sangui BioTech PTE Ltd, Singapore                      -                 -
                                          ---------------------------------
                                          $       45,595    $       34,532
                                          =================================
Identifiable assets
-------------------
Sangui USA                                $            -
Sangui BioTech International, Inc.               527,102
Sangui BioTech AG                              1,068,742
GlukoMediTech,AG                               2,006,555
Sangui BioTech PTE Ltd, Singapore                     -
                                          ---------------
                                          $    3,602,399
                                          ===============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Forward-looking Statements
--------------------------

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

GENERAL
-------

The Company is primarily involved in the development of artificial oxygen carriers and glucose sensors.

The Company's development projects are primarily in the preliminary stages. The Company is diligently developing several applications for its primary development projects, but does not anticipate beginning any government protocols or clinical trials in the near term.

In 2002, the Board of Directors analyzed progress and outlook for all units and current projects within the group and assessed the key cost factors. In order to improve the probability of successful market entry for its key projects in the haemoglobin area, the Board initiated a comprehensive refocusing program aimed at cost reduction and fast market entry.

Group Structure
---------------

In the pursuit of this program, the Company plans to reduce the complexity of the group structure by closing the Singapore subsidiary, merging Sangui USA with the parent company Sangui BioTech International, Inc. and merging the two German subsidiaries, GlukoMediTech AG and SanguiBioTech AG, into SanguiBioTech AG. Management has initiated the necessary measures to arrive at a group structure consisting of Sangui BioTech International, Inc. with Sangui BioTech AG as its wholly owned subsidiary by the end of calendar year 2002. The Company should benefit from the clearer focus of management attention and the decrease in consolidation efforts. Management expects to save approximately 50% of the group's total accounting and auditing expenses, which, in fiscal 2002, amounted to more than $180,000.

Sangui Singapore's operations used to encompass mainly a test laboratory serving the purpose of carrying out experiments on animals. As the most recent series of tests, including the additional indication of pulmonary edema for the artificial oxygen carriers, have yielded encouraging results so far, the Company is now finishing its pertinent experiments. If additional experiments on animals are desirable in the future, the Company will be able to use alternative sites in Europe on a lease or rental basis. The closing of the operations in Singapore is expected to result in annual savings of approximately $200,000 as the net loss of Sangui BioTech PTE Ltd. was $220,156 and $183,068 for the years ended June 30, 2002 and 2001, respectively.

After having sold the immunodiagnostic test kit business to Axis/Shield ASA and Biomerica, Inc. in the first quarter of fiscal year 2003, Sangui USA no longer has any significant operations within the group. It has been resolved, therefore, that Sangui USA will be merged with the parent company during the second quarter of the fiscal year 2003. In accordance with the Company's goals and plan of restructuring, Sangui Singapore and Sangui USA are presented as discontinued operations in the accompanying consolidated financial statements.

In the course of the merger of the two German subsidiaries, all assets, staff, and activities of GlukoMediTech AG will be integrated in and continued by SanguiBioTech AG. The initial and only reason for separating these two activities was to have distinct entities applying for government funding of the research and development related to the artificial oxygen carriers and the glucose sensors. As this is not mandated by German regulations, it was resolved to abandon the separation at the earliest possible date. Again, by this action, management expects to considerably reduce administrative expenditures.

Cost Savings
------------

As will be discussed below, the ongoing cost-cutting exercise has already contributed to reducing the operating expenditures of the Company. Management has begun to implement more efficient processes and shift to alternative suppliers and materials offering better price-performance ratios. Staff has been shifted to work on the most promising projects, while expenses for long-term development projects have been reduced. Long-term projects are currently being continued by in-house scientists and technicians, while costly external projects and orders have been terminated or delayed. In the course of this process, the number of employees was reduced by 23% to 23 fulltime employees at September 30, 2002 from 30 employees at June 30, 2002. Contracts with 5 employees are due to expire during or at the end of the second quarter of fiscal 2003.

On the other hand, consulting and legal fees related to the restructuring have resulted in non-recurring expenses of approximately $80,000 in the first three months of fiscal 2003. Management believes, that additional opportunities for significant cost savings will be identified. Special attention is being paid to the pending lawsuits. The current strategy related to pending lawsuits aims at reinforcing Sangui's position while limiting additional expenses.

In total, management has been able to reduce the Company's operating expenses by 54% to $0.55 million in the first quarter of fiscal 2003, compared to $1.2 million in the respective quarter of last fiscal year. This is partially due to no amortization expense related to prepaid consulting fees which were written off at June 30, 2002, and to the cancellation of stock options at the end of fiscal 2002. Research and development expenses and general and administrative expenses have been reduced by 21% and 46%, respectively, in the first quarter of fiscal 2003 as compared to the respective quarter of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 35% to $0.45 million from last year's $0.69 million. Management, therefore, assumes that the current planning is realistic and that the Company's funds and liquidity are sufficient to finance its activities at least through the period ending September 30, 2003.

FINANCIAL POSITION
------------------

The Company's current assets decreased approximately $887,000, or 22%, from June 30, 2002 to approximately $3.2 million at September 30, 2002. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $219,000, a decrease in available for sale securities of approximately $459,000, a decrease in grant receivable of approximately $69,000, a decrease in accounts receivable of approximately $52,000, and a decrease in inventories of approximately $52,000. The decrease in cash and cash equivalents and available for sale securities results primarily from funding the current year's operations of the Company.

The Company's net property and equipment decreased approximately $139,000, or 27%, from June 30, 2002 to approximately $371,000 at September 30, 2002. The decrease is primarily attributable to the Company's write-off of approximately $107,000 of leasehold improvements at Sangui Singapore.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $806,000. The primary decrease is caused by the Company's current period net loss of approximately $535,000, and an increase in accumulated other comprehensive loss of approximately $271,000 due to foreign currency translation adjustments and unrealized losses on marketable securities.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2002 and 2001:

Sangui USA
----------
GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 61% to approximately $93,000 in 2002 from approximately $238,000 in 2001. This decrease is related to legal costs incurred in 2001 by the Company in a lawsuit against a former director of the Company. In addition, the shift of administrative functions and activities from Sangui USA to SanguiBioTech AG and GlukoMediTech AG results in a corresponding shift of expenditure.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $250,000 in 2001, which represented the amortization of the fair value of stock options previously issued to the chairman of the Company. Effective June 30, 2002, these options were cancelled and there is no compensation expense related to stock options in the three months ended September 30, 2002.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was $110,000 in 2001. At June 30, 2002, management determined that no more benefit would be received in relation to the prepaid consulting fees and accordingly the unamortized balance was written off in fiscal 2002. Thus, there was no amortization in the three months ended September 30, 2002.

Sangui AG
---------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 27% to approximately $85,000 in 2002 from approximately $116,000 in 2001. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 10% to approximately $109,000 in 2002 from approximately $99,000 in 2001. This increase is mainly attributed to non-recurring expenditure for consulting and legal counsel related to the ongoing refocusing program. In addition, Sangui AG has taken over a portion of the legal costs of the corporate counsel.

Gluko AG
--------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 18% to approximately $145,000 in 2002 from approximately $176,000 in 2001. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 64% to approximately $72,000 in 2002 from approximately $44,000 in 2001. This increase is mainly attributed to non-recurring expenditure for consulting and legal counsel related to the ongoing refocusing program. In addition, Gluko AG has taken over a portion of the legal costs of the corporate counsel.

Sangui BioTech International, Inc.
----------------------------------
NET LOSS. The Company's consolidated net loss was approximately $535,000, or $0.01 per common share, in 2002, compared to approximately $1.1 million, or $0.03 per common share, in 2001. This decrease in net loss is a result of the ongoing refocusing program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended September 30, 2002, net cash used in operating activities decreased to approximately $445,000 from approximately $689,000 in the corresponding period in 2001, primarily related to a decrease in the Company's consolidated net loss.

For the three months ended September 30, 2002, net cash provided by investing activities was approximately $435,000 compared to net cash used in investing activities of approximately $485,000 in the corresponding period in 2001. The principal increase in cash is due to the maturity of marketable securities and decrease in purchases of marketable securities and property and equipment.

Working capital was approximately $2.8 million at September 30, 2002, a decrease of approximately $700,000 from June 30, 2002. A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. Marketable securities at September 30, 2002 include approximately $425,000 of investments in money market mutual funds, which are convertible to cash daily. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the three-months ended September 30, 2002, realized gains on the Company's marketable securities were approximately $34,000, and unrealized net losses were approximately $62,000.

At September 30, 2002, the Company had cash and liquid marketable securities of approximately $2.7 million. The Company believes that its available cash will be sufficient to satisfy its requirements at least through the period ending September 30, 2003. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

As of November 4, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of November 4, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 4, 2002.

ITEM 4 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company has no derivative financial instruments. Exposure to foreign currency exchange rates is limited as the Company plans to have no operating business nor staff outside Germany at year end.


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On July 26, 2001, the Company filed a lawsuit in the United States District Court for the District of Colorado against Helmut Kappes, a director of the Company. In the lawsuit, the Company alleges that Mr. Kappes is engaged in conduct related to the Company's affairs that is fraudulent, dishonest and a gross abuse of his authority or discretion as a director and that his removal from the Company's Board of Directors would be in the best interest of the Company. Among other things, the Company alleges that Mr. Kappes caused the Company to enter into a contract with Axel Kleinkorres without adequate disclosure of Mr. Kappes' conflicts of interest and that the remuneration paid to Mr. Kleinkorres was excessive. The Company also alleges that Mr. Kappes is engaged in an improper exchange offer campaign involving the Company's shares. The Court issued a Temporary Restraining Order suspending Mr. Kappes from the Board of Directors of the Company and restraining Mr. Kappes from pursuing the exchange offer. The Temporary Restraining Order has expired. The Company has filed a Motion for Preliminary Injunction. The Company seeks the permanent removal of Mr. Kappes from the Company's Board of Directors, an injunction against Mr. Kappes and his affiliates from exchanging the Company's shares for shares of an entity in which Mr. Kappes has a financial interest, compensatory damages in an amount to be determined and costs of the action. Mr. Kappes has filed an answer denying the Company's claims. In October 2002, the Court granted the motion of counsel to Mr. Kappes to withdraw from representation of Mr. Kappes. The Court has scheduled a final trial preparation conference for January 13, 2003, and a trial commencement date of February 9, 2003.

In September 2002, Mr. Kappes' wife, Kerstin Kappes, and Petra Schwab-Kutscher, the wife of Axel Kutscher, who is a former director of the Company and an associate of Mr. Kappes, commenced an action in the United States District Court for the District of Colorado against the Company and its attorneys for alleged wrongful refusal to permit Mrs. Kappes and Mrs. Kutscher to transfer the Company's stock. In November 2002, the Company finalized a settlement agreement with Mr. and Mrs. Kappes and Mrs. Kutscher providing for the permitted transfer by them of their Company stock under certain conditions. No money will be paid by the Company in connection with the settlement and the legal action will be dismissed.

On August 10, 2002, Sieglinde Borchert, a former director of Sangui BioTechAG and Gluko Meditech AG, filed a lawsuit against the two German Corporations alleging that she is still member of the Board of Management of these Companies. The Motion is pending. However, the Company believes that the lawsuit will have no significant material affect on the results of operations and/or activities of the Company. The Company had accrued amounts necessary to cover the potential risks from this lawsuit in the fourth quarter of fiscal 2002.

In December 2000, Axis/Shields ASA, a Norway corporation (Axis), filed a lawsuit against Sangui USA alleging that Sangui USA's Carbohydrate-Deficient Transferrin ("CDT") test kit, which is used to detect chronic alcohol abuse, constituted an infringement of patent rights owned by Axis. In March 2001, a settlement was reached and Sangui USA agreed to cease manufacture and sale of the CDT test kit. Sangui USA subsequently designed a new test kit, which was then manufactured and sold. In December 2001, Axis filed another lawsuit in the U.S. District Court for the Central District of California against Sangui USA alleging that the new test kit also infringed on Axis' patent rights. Sangui USA filed an answer denying the claims of Axis and counterclaimed against Axis for a declaratory judgment of invalidity of the patent of Axis and for antitrust violations. Because of the substantial funds required to defend itself against the lawsuit filed by Axis, despite of a high probability of not being found infringing the patent held by Axis, the Company decided to offer its CDT business for sale to Axis. In July, 2002, an agreement was entered into between Axis and the Company, according to which the Company agreed to cease to sell CDT kits among other intangible information for consideration of U.S. $100,000 paid by Axis to the Company. As a result of this settlement, Axis caused a dismissal with prejudice of all its claims, and the Company caused a dismissal with prejudice of the Company's counterclaim. In summary, this lawsuit from Axis has been resolved. Further, with the loss of sales from its CDT business, which was expected to negatively impact its immunodiagnostics business, the Company also decided to discontinue its small in vitro immunodiagnostic operations in the United States by the end of September 2002, so that it can focus its resources on the product development projects in Germany.

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

Not applicable

ITEM 5 - OTHER INFORMATION
--------------------------

As of October 29, 2002, Edgar Fritschi, VM.D., has resigned from his position as a Director of Sangui BioTech International, Inc. and from all other positions he previously held in the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

99.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.


By:      /s/ Wolfgang Barnikol
         --------------------------------------
         Wolfgang Barnikol
         President, Chief Executive Officer and
         Chief Financial Officer
Date:    November 14, 2002


                                  CERTIFICATION

The undersigned, Prof. Dr. Wolfgang Barnikol, Chief Executive Officer and Chief Financial Officer, certifies that:

                               CERTIFICATION UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sangui BioTech International, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Sangui Biotech International, Inc. (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002        By: /s/ Wolfgang. Barnikol
                                      --------------------------------------
                                          Wolfgang Barnikol, Chief Executive
                                          Officer and Chief Financial Officer



Exhibit 99.1

                                  CERTIFICATION

The undersigned, Prof. Dr. W. Barnikol, Chief Executive Officer and Chief Financial Officer, certifies that:

                CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sangui BioTech International, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    November 14, 2002            /s/ Wolfgang Barnikol
                                      --------------------------------------
                                          Wolfgang Barnikol
                                          President, Chief Executive Officer and
                                          Chief Financial Officer