Form 10QSB
period 2002-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2003-02-14
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2002
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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
     Yes  [  X  ]  No  [    ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title of each class of Common Stock            Outstanding at February 13, 2003
-----------------------------------------      --------------------------------
  Common  Stock,  no par  value                    40,655,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [   ]  No  [ X ]

INDEX


                        SANGUI BIOTECH INTERNATIONAL, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at December 31, 2002 (Unaudited).........3

         Consolidated Statements of Operations and Comprehensive Loss
         (Unaudited)Three and Six Months Ended December 31, 2002 and 2001....4

         Consolidated Statements of Cash Flows (Unaudited)Six Months
         Ended December 31, 2002 and 2001....................................5

         Notes to Consolidated Financial Statements (Unaudited)..............6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................12

Item 3.  Controls and Procedures............................................15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................16

Item 2.  Change in Securities and Use of Proceeds...........................17

Item 3.  Defaults Upon Senior Securities....................................17

Item 4.  Submission of Matters to a Vote of Securities Holders..............17

Item 5.  Other Information..................................................17

Item 6.  Exhibits and Reports on Form 8-K...................................17

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


      ASSETS


                                                               December 31
                                                                  2002
                                                               (Unaudited)
                                                              ------------

Current assets
       Cash and cash equivalents                              $    245,874
       Available for sale securities                             1,911,332
       Grant receivable                                             53,193
       Prepaid expenses and other assets                           314,445
                                                              ------------
            Total current assets                                 2,524,844

Property and equipment-net                                         362,598

Patents and licenses-net                                            40,637

                                                              ------------
Total assets                                                  $  2,928,079
                                                              ============



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                  $    134,840
                                                              ------------

Commitments and contingencies

Stockholders' equity
       Preferred stock, no par value, 5,000,000 shares
       authorized, no shares issued and outstanding                     --
       Common stock,  no par value, 50,000,000 shares
       authorized, 40,655,363 shares issued and outstanding     18,345,491
       Additional paid-in capital                                2,000,000
       Accumulated other comprehensive loss                        (72,653)
       Accumulated deficit                                     (17,479,599)
                                                              ------------

       Total stockholders' equity                                2,793,239

                                                              ------------
Total liabilities and stockholders' equity                    $  2,928,079
                                                              ============

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                             For The                        For The
                                                        Three Months Ended             Six Months Ended
                                                           December 31,                    December 31,
                                                           (Unaudited)                     (Unaudited)
                                                  ------------    ------------    ------------    ------------
                                                      2002            2001           2002               2001
                                                  ------------    ------------    ------------    ------------


Revenues                                          $         --    $         --    $         --    $         --

Operating expenses:
Research and development                               174,623         244,204         404,329         536,333
General and administrative                             242,088         462,698         516,690         850,587
Depreciation and amortization                           45,902          35,467          91,497          69,999
Compensation expense related to stock options               --         250,000              --         500,000
Amortization of prepaid consulting fees                     --         110,000              --         220,000
                                                  ------------    ------------    ------------    ------------

Total operating expenses                               462,613       1,102,369       1,012,516       2,176,919

Other income:
Interest income                                         24,295          16,104          39,436          60,174
Other income                                            29,000          39,572          76,112          68,051
                                                  ------------    ------------    ------------    ------------
Total other income                                      53,295          55,676         115,548         128,225

Loss from continuing operations                       (409,318)     (1,046,693)       (896,968)     (2,048,694)

Loss from discontinued operations                      (91,938)       (189,368)       (138,997)       (303,523)

                                                  ------------    ------------    ------------    ------------
Net loss                                              (501,256)     (1,236,061)     (1,035,965)     (2,352,217)

Other comprehensive income (loss):
Foreign currency translation adjustments                54,593         (20,876)       (154,631)        196,460
Unrealized (loss) gain on marketable securities        (19,318)        (11,253)        (80,964)        146,469
                                                  ------------    ------------    ------------    ------------

Comprehensive loss                                $   (465,981)   $ (1,268,190)   $ (1,271,560)   $ (2,009,288)
                                                  ============    ============    ============    ============

Net loss available to common
shareholder per common share:
Net loss from continuing operations               $      (0.01)   $      (0.03)   $      (0.02)   $      (0.05)
                                                  ============    ============    ============    ============
Net loss from discontinued operations             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                  ============    ============    ============    ============
Net loss                                          $      (0.01)   $      (0.03)   $      (0.02)   $      (0.06)
                                                  ============    ============    ============    ============

Basic and diluted weighted average
number of common shares outstanding                 40,655,363      40,514,363      40,655,363      40,514,363
                                                  ============    ============    ============    ============


                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       For The
                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                     (Unaudited)
                                                                              -----------    -----------
                                                                                 2002           2001
                                                                              -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $(1,035,965)   $(2,352,217)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 91,497         77,187
     Realized gains on marketable securities                                      (45,170)            --
     Realized gain on sale of assets of discontinued operations                   (16,980)            --
     Loss on impairment of assets                                                 106,927             --
     Compensation expense related to stock options                                     --        500,000
     Amortization of prepaid consulting fees                                           --        220,000
Changes in operating assets and liabilities:
     Accounts receivable                                                           84,919         22,095
     Grant receivable                                                             161,128             --
     Inventories                                                                   16,362        (32,916)
     Prepaid expenses and other assets                                             79,927         89,020
     Accounts payable and accrued expenses                                       (432,391)      (105,490)
                                                                              -----------    -----------

Net cash used in operating activities                                            (989,746)    (1,582,321)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in marketable securities                                         (1,684,600)    (4,212,845)
     Maturities of marketable securities                                        2,296,671      4,360,886
     Purchase of property and equipment                                           (53,950)       (17,132)
                                                                              -----------    -----------

Net cash provided by investing activities                                         558,121        130,909
                                                                              -----------    -----------


Effect of exchange rate changes                                                  (154,631)       196,460
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                        (586,256)    (1,254,952)

Cash and cash equivalents, beginning of period                                    832,130      2,354,584
                                                                              -----------    -----------

Cash and cash equivalents, ending of period                                   $   245,874    $ 1,099,632
                                                                              ===========    ===========


Supplemental disclosures:
     Cash paid during the period for:
     Interest                                                                 $        --    $        --
                                                                              ===========    ===========
     Income taxes                                                             $        --    $        --
                                                                              ===========    ===========





     During the six months ended December 31, 2002, the Company recorded a note receivable for $60,000 from the sale of inventory and equipment related to its discontinued operations, which is recorded in prepaid expenses and other assets.

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical products.

The operations of Sangui BioTech, Inc. ("Sangui USA"), a wholly owned subsidiary of the Company, were discontinued during 2002 upon the sale of its in vitro immunodiagnostics business and the subsequent merger of Sangui USA with and into the parent company, Sangui BioTech International, Inc., effective December 31, 2002 (see Note 5). The merger of the two German subsidiaries SanguiBioTech AG ("Sangui AG") and GlukoMediTech AG ("Gluko AG) is planned to be finalized during the third quarter of fiscal 2003.

After completion of this merger, Sangui AG, will be engaged in the development of artificial oxygen carriers (external applications of haemoglobin, blood substitute and blood additives) as well as in the development of glucose implant sensors.

Sangui Singapore, incorporated in Singapore in 1999, was a regional office for the Company that carried out research and development projects in conjunction with Sangui AG and Gluko AG. The Company decided to discontinue the operations of Sangui Singapore in August 2002 (see Note 5). The Singapore office was closed effective December 31, 2002.

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three and six months ended December 31, 2001 have been reclassified to conform to the three and six months ended December 31, 2002 presentation.

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

The Company's management believes, based on its current operating plan, its current cash and highly liquid marketable securities totaling approximately $2.2 million at December 31, 2002, are sufficient to fund the Company's operations and working capital requirements at least through December 31, 2003. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

Foreign Currency Translation
----------------------------

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

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued (at December 31, 2002, there were no potential common shares).

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

NOTE 3 - AVAILABLE FOR SALE SECURITIES
--------------------------------------

Available for sale securities consist of the following at December 31, 2002:



                                         Cost      Fair market   Unrealized
                                                     value       Gain (Loss)

Mutual funds                          $  215,653   $   135,385    $(80,268)
Corporate bonds due within one year      783,477       785,064       1,587
Corporate bonds due within five years    993,166       990,883      (2,283)

                                      ----------   -----------    ---------

                                      $1,992,296   $ 1,911,332    $(80,964)
                                      ==========   ===========    =========



NOTE 4 - COMPENSATION EXPENSE RELATED TO STOCK OPTIONS
------------------------------------------------------

Per APB No. 25, "Accounting for Stock Issued to Employees", the Company recognized compensation expense for previously issued options in the amount of $250,000 and $500,000 in the accompanying statements of operations for the three and six months ended December 31, 2001, respectively. Effective June 30, 2002, these options were cancelled by mutual agreement between the Company and the option holder. As a result, no compensation expense related to stock options was recorded for the three and six months ended December 31, 2002.

NOTE 5  - DISCONTINUED OPERATIONS
---------------------------------

Sangui USA manufactured in vitro immunodiagnostic blood test kits that have been primarily sold in the United States and Europe. The Company decided to discontinue the in vitro immunodiagnostics business in August 2002, sold Sangui USA's inventory and property and equipment to an unrelated party for $60,000, and closed the facility. The sale resulted in a gain of $16,980 which is included as part of loss from discontinued operations in the accompanying statements of operations for the six months ended December 31, 2002. In July 2002, the Company received $100,000 as part of an agreement to cease manufacturing and selling certain blood test kits which is included in a loss from discontinued operations in the accompanying statements of operations for the six months ended December 31, 2002. The Company decided to discontinue the operations of Sangui Singapore in August 2002, took an impairment charge on property and equipment of $106,927, and closed the facility effective December 31, 2002.

Components of amounts reflected in the accompanying income statements for the three months ended December 31, 2002 and 2001 are presented below:




                                         2002                                                      2001
                                         ----                                                      ----
                            Sangui           Sangui                            Sangui          Sangui
                             USA            Singapore          Total             USA          Singapore          Total
                         -------------    ------------    --------------    ------------    ------------    --------------

Sales                    $                $               $                 $  141,012      $               $    141,012
                                  -                -                 -                               -
Cost of sales                     -                -                 -          89,218               -            89,218
Operating expenses           12,504           82,797            95,301         183,854          57,308           241,162
                         -------------    ------------    --------------    ------------    ------------    --------------

Loss from operations        (12,504)         (82,797)          (95,301)       (132,060)        (57,308)         (189,368)
Other income                      -            3,363             3,363               -               -                 -

                         -------------    ------------    --------------    ------------    ------------    --------------
Loss from
 discontinued
 operations              $  (12,504)      $  (79,434)     $    (91,938)     $ (132,060)     $  (57,308)     $   (189,368)
                         =============    ============    ==============    ============    ============    ==============


                                                                             -9-

Components of amounts reflected in the accompanying income statements for the six months ended December 31, 2002 and 2001 are presented below:


                                             2002                                              2001
                                             ----                                              ----
                            Sangui          Sangui                             Sangui         Sangui
                             USA           Singapore          Total             USA          Singapore          Total
                         -------------    ------------    --------------    ------------    ------------    --------------

Sales                    $   138,542      $               $    138,542      $  242,253      $               $    242,253
                                                   -                                                -
Cost of sales                 94,747               -            94,747         170,419               -           170,419
Operating expenses            88,564         107,644           196,208         248,768         126,589           375,357
                         -------------    ------------    --------------    ------------    ------------    --------------

Loss from operations         (44,769)       (107,644)         (152,413)       (176,934)       (126,589)         (303,523)
Other income                 116,980           3,363           120,343               -               -                 -
Impairment of assets               -        (106,927)         (106,927)              -               -                 -
                         -------------    ------------    --------------    ------------    ------------    --------------
Income (loss) from
 discontinued
 operations              $    72,211      $ (211,208)     $   (138,997)     $ (176,934)     $ (126,589)     $   (303,523)
                         =============    ============    ==============    ============    ============    ==============



NOTE  6 - LITIGATION RELATED TO THE OPERATING BUSINESS
------------------------------------------------------

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

NOTE 7 - BUSINESS SEGMENTS
--------------------------

The Company reports it business segments based on geographic regions, which are as follows:


                                    Three months ended December 31,      Six months ended December 31,
                                    -------------------------------      -----------------------------
                                          2002           2001                 2002           2001
                                          ----           ----                 ----           ----

Net sales:
----------
Sangui USA                           $        --     $   141,012         $    138,542   $    242,253
Sangui BioTech International, Inc.            --             --                   --             --
Sangui BioTech AG                             --             --                   --             --
GlukoMediTech, AG                             --             --                   --             --
Sangui BioTech PTE Ltd, Singapore             --             --                   --             --
                                     ------------------------------      -----------------------------
                                     $        --     $   141,012         $    138,542   $    242,253
                                     ==============================      =============================


Net income (loss):
------------------
Sangui USA                           $   (12,504)    $  (132,060)        $     72,211   $   (176,934)
Sangui BioTech International, Inc.       (20,304)       (527,119)            (109,626)    (1,122,072)
Sangui BioTech AG                       (262,982)       (308,193)            (467,038)      (514,981)
GlukoMediTech, AG                       (126,032)       (211,381)            (320,304)      (411,641)
Sangui BioTech PTE Ltd, Singapore        (79,434)        (57,308)            (211,208)      (126,589)
                                     ------------------------------      -----------------------------
                                     $  (501,256)    $(1,236,061)        $ (1,035,965)  $ (2,352,217)
                                     ==============================      =============================


Depreciation and amortization
-----------------------------
Sangui USA                           $        --     $     3,595         $        --    $      7,188
Sangui BioTech International, Inc.            --              --                  --             --
Sangui BioTech AG                         33,606          25,421               67,097         50,107
GlukoMediTech, AG                         12,296          10,046               24,400         19,892
Sangui BioTech PTE Ltd, Singapore             --              --                  --             --
                                     ------------------------------      -----------------------------
                                     $    45,902     $    39,062         $     91,497   $     77,187
                                     ==============================      =============================


Identifiable assets
-------------------
Sangui USA                           $        --
Sangui BioTech International, Inc.       212,943
Sangui BioTech AG                        780,148
GlukoMediTech,AG                       1,934,988
Sangui BioTech PTE Ltd, Singapore             --
                                     -------------
                                     $ 2,928,079
                                     =============

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

Group Structure
---------------

In the pursuit of this program, the Company has begun to reduce the complexity of the group structure by closing the Singapore subsidiary, merging Sangui USA with the parent company Sangui BioTech International, Inc. and planning the merger of the two German subsidiaries, GlukoMediTech AG and SanguiBioTech AG, into SanguiBioTech AG. The Company should benefit from the clearer focus of management attention and the decrease in consolidation efforts. Management expects to save approximately 50% of the group's total accounting and auditing expenses, which, in fiscal 2002, amounted to more than $180,000.

Sangui Singapore's operations used to encompass mainly a test laboratory serving the purpose of carrying out experiments on animals. The closing of the operations in Singapore is expected to result in annual savings of approximately $200,000 as the net loss of Sangui BioTech PTE Ltd. was $220,156 and $183,068 for the years ended June 30, 2002 and 2001, respectively.

After having sold the immunodiagnostic test kit business to Axis/Shield ASA and Biomerica, Inc. in the first quarter of fiscal year 2003, Sangui USA no longer had any significant operations within the group. Sangui USA, therefore, was merged with the parent company at the end of the second quarter of fiscal year 2003. In accordance with the Company's goals and plan of restructuring, Sangui Singapore and Sangui USA are presented as discontinued operations in the accompanying consolidated financial statements.

In the course of the merger of the two German subsidiaries it was resolved to reduce further expenditures in the blood substitute, blood additive and glucose sensor projects to the amount necessary to find financing, industrial or distribution partners for further development and marketing of the resulting products.

Cost Savings
------------

As will be discussed below, the ongoing cost-cutting exercise has already contributed to reducing the operating expenditures of the Company. Management has begun to implement more efficient processes and shift to alternative suppliers and materials offering better price-performance ratios. Staff has been shifted to work on the most promising projects, while expenses for long-term development projects have been reduced. Long-term projects are currently being continued by in-house scientists and technicians, while costly external projects and orders have been terminated or delayed. In the course of this process, the number of employees was reduced by 40% to 18 fulltime employees at December 31, 2002 from 30 employees at June 30, 2002. Contracts with 8 employees are due to expire during the third quarter of fiscal 2003.

On the other hand, consulting and legal fees related to the restructuring have resulted in non-recurring expenses of approximately $130,000 in the first six months of fiscal 2003. Management believes, that additional opportunities for significant cost savings will be identified. Special attention is being paid to the pending lawsuits (see below). Management has requested its attorneys to take the steps necessary to dismiss the liability claim.

In total, management has been able to reduce the Company's operating expenses by 55% to approximately $1 million in the first six months of fiscal 2003, compared to approximately $2.2 million in the respective period of last fiscal year. This is partially due to the elimination of amortization expense related to prepaid consulting fees which were written off at June 30, 2002, and to the cancellation of stock options at the end of fiscal 2002. Research and development expenses and general and administrative expenses have been reduced by 25% and 39%, respectively, in the first six months of fiscal 2003 as compared to the respective period of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 37% to approximately $1 million from last year's approximately $1.6 million. Management, therefore, assumes that the current planning is realistic and that the Company's funds and liquidity are sufficient to finance its activities at least through the period ending December 31, 2003.


FINANCIAL POSITION
------------------

The Company's current assets decreased approximately $1.5 million, or 38%, from June 30, 2002 to approximately $2.5 million at December 31, 2002. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $586,000, a decrease in available for sale securities of approximately $648,000, a decrease in grant receivable of approximately $161,000, a decrease in accounts receivable of approximately $85,000, and a decrease in inventories of approximately $52,000. The decrease in cash and cash equivalents and available for sale securities results primarily from funding the current year's operations of the Company with little or no revenues in the three and six month period ended December 31, 2002.

The Company's net property and equipment decreased approximately $147,000, or 29%, from June 30, 2002 to approximately $363,000 at December 31, 2002. The decrease is primarily attributable to the Company's write-off of approximately $107,000 of leasehold improvements at Sangui Singapore.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $1.3 million. The primary decrease is caused by the Company's current period net loss of approximately $1 million, and an increase in accumulated other comprehensive loss of approximately $236,000 due to foreign currency translation adjustments and unrealized losses on marketable securities.

RESULTS OF OPERATIONS
---------------------

Three Months Ended December 31, 2002 and 2001:

Sangui AG
---------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 36% to approximately $85,000 in 2002 from approximately $132,000 in 2001. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 12% to approximately $170,000 in 2002 from approximately $193,000 in 2001. This decrease is mainly attributed to the ongoing refocusing program.

Gluko AG
--------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 20% to approximately $90,000 in 2002 from approximately $112,000 in 2001. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 49% to approximately $50,000 in 2002 from approximately $98,000 in 2001. This decrease is mainly attributed to the ongoing refocusing program.

Sangui BioTech International, Inc.
----------------------------------
GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 87% to approximately $22,000 in 2002 from approximately $172,000 in 2001. This decrease is related to legal costs incurred in 2001 by the Company in a lawsuit against a former director of the Company and a decrease in professional and consulting fees.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $250,000 in 2001, which represented the amortization of the fair value of stock options previously issued to the chairman of the Company. Effective June 30, 2002, these options were cancelled and there is no compensation expense related to stock options in the three months ended December 31, 2002.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was $110,000 in 2001. At June 30, 2002, management determined that no more benefit would be received in relation to the prepaid consulting fees and accordingly the unamortized balance was written off in fiscal 2002. Thus, there was no amortization in the three months ended December 31, 2002.

Consolidated
------------
NET LOSS. As a result of the above factors and the loss from discontinued operations (see Note 5), the Company's consolidated net loss was approximately $501,000, or $0.01 per common share, in 2002, compared to approximately $1.2 million, or $0.03 per common share, in 2001.

RESULTS OF OPERATIONS
---------------------

Six Months Ended December 31, 2002 and 2001:
--------------------------------------------

Sangui AG
---------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 31% to approximately $170,000 in 2002 from approximately $247,000 in 2001. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 4% to approximately $279,000 in 2002 from approximately $291,000 in 2001. This decrease is mainly attributed to the ongoing refocusing program.

Gluko AG
--------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 19% to approximately $235,000 in 2002 from approximately $289,000 in 2001. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 13% to approximately $122,000 in 2002 from approximately $141,000 in 2001. This decrease is mainly attributed to the ongoing refocusing program.

Sangui BioTech International, Inc.
----------------------------------
GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 72% to approximately $115,000 in 2002 from approximately $416,000 in 2001. This decrease is related to legal costs incurred in 2001 by the Company in a lawsuit against a former director of the Company and a decrease in professional and consulting fees.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $500,000 in 2001, which represented the amortization of the fair value of stock options previously issued to the chairman of the Company. Effective June 30, 2002, these options were cancelled and there is no compensation expense related to stock options in the six months ended December 31, 2002.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was $220,000 in 2001. At June 30, 2002, management determined that no more benefit would be received in relation to the prepaid consulting fees and accordingly the unamortized balance was written off in fiscal 2002. Thus, there was no amortization in the six months ended December 31, 2002.

Consolidated
------------
NET LOSS. As a result of the above factors and the loss from discontinued operations (see Note 5), the Company's consolidated net loss was approximately $1 million, or $0.02 per common share, in 2002, compared to approximately $2.4 million, or $0.05 per common share, in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended December 31, 2002, net cash used in operating activities decreased to approximately $1 million from approximately $1.6 million in the corresponding period in 2001, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

For the six months ended December 31, 2002, net cash provided by investing activities increased to approximately $558,000 from approximately $131,000 in the corresponding period in 2001. The principal increase in cash is due to the maturity of marketable securities and decrease in purchases of marketable securities.

Working capital was approximately $2.4 million at December 31, 2002, a decrease of approximately $1.1 million from June 30, 2002 due primarily to the Company's net loss for the six month period. A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. Marketable securities at December 31, 2002 include approximately $135,000 of investments in money market mutual funds, which are convertible to cash daily. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the six-months ended December 31, 2002, realized gains on the Company's marketable securities were approximately $45,000, and unrealized net losses were approximately $81,000.

At December 31, 2002, the Company had cash and liquid marketable securities of approximately $2.2 million. The Company believes that its available cash will be sufficient to satisfy its requirements at least through the period ending December 31, 2003. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

As of February 3, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of February 3, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 3, 2003.

ITEM 4 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company has no derivative financial instruments. Exposure to foreign currency exchange rates is limited as the Company has no operating business nor staff outside Germany since December 31, 2002.


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On July 26, 2001, the Company filed a lawsuit in the United States District Court for the District of Colorado against Helmut Kappes, a director of the Company. In the lawsuit, the Company alleges that Mr. Kappes is engaged in conduct related to the Company's affairs that is fraudulent, dishonest and a gross abuse of his authority or discretion as a director and that his removal from the Company's Board of Directors would be in the best interest of the Company. Among other things, the Company alleges that Mr. Kappes caused the Company to enter into a contract with Axel Kleinkorres without adequate disclosure of Mr. Kappes' conflicts of interest and that the remuneration paid to Mr. Kleinkorres was excessive. The Company also alleges that Mr. Kappes is engaged in an improper exchange offer campaign involving the Company's shares. The Court issued a Temporary Restraining Order suspending Mr. Kappes from the Board of Directors of the Company and restraining Mr. Kappes from pursuing the exchange offer. The Temporary Restraining Order has expired. The Company has filed a Motion for Preliminary Injunction. The Company seeks the permanent removal of Mr. Kappes from the Company's Board of Directors, an injunction against Mr. Kappes and his affiliates from exchanging the Company's shares for shares of an entity in which Mr. Kappes has a financial interest, compensatory damages in an amount to be determined and costs of the action. Mr. Kappes has filed an answer denying the Company's claims. In October 2002, the Court granted the motion of counsel to Mr. Kappes to withdraw from representation of Mr. Kappes. Upon consideration by the Board of Directors of the legal costs to prosecute the claims against Mr. Kappas and the likelihood of being able to collect on any obtained judgment, the company has requested its attorneys to take the steps necessary to dismiss the liability claim .

In September 2002, Mr. Kappes' wife, Kerstin Kappes, and Petra Schwabe-Kutscher, the wife of Axel Kutscher, who is a former director of the Company and an associate of Mr. Kappes, commenced an action in the United States District Court for the District of Colorado against the Company and its attorneys for alleged wrongful refusal to permit Mrs. Kappes and Mrs. Kutscher to transfer the Company's stock. In November 2002, the Company finalized a settlement agreement with Mr. and Mrs. Kappes and Mrs. Kutscher providing for the permitted transfer by them of their Company stock under certain conditions. No money will be paid by the Company in connection with the settlement. The legal action has been dismissed.

On August 10, 2002, Sieglinde Borchert, a former director of Sangui BioTechAG and Gluko Meditech AG, filed a lawsuit against the two German Corporations alleging that she is still member of the Board of Management of these Companies. The parties agreed on a settlement in January, 2003, which was submitted to the Court for approval. The settlement did not materially affect the financial position or results of operations of the Company for the six months ended December 31, 2002.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

CHANGES IN REGISTRANTS CERTIFYING ACCOUNTANT.

Effective January 1, 2003, certain principals of Corbin & Wertz ("C&W"), the Company's independent auditors, formed Corbin & Company LLP ("C&C"), as a successor public accounting firm and transferred significantly substantially all of C&W's audit and attest engagements clients to C&C. As a result, on February 10, 2003, the Board of Directors has approved the engagement of C&C by the Company as its independent auditors for the fiscal year ending June 30, 2003.

C&W did not resign or decline to stand for reelection, but were dismissed on February 10, 2003 to allow the appointment of C&C.

During the past two fiscal years ending June 30, 2002, C&W's audit opinion on the Registrant's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to audit scope or accounting principles. C&W's report was modified to include an explanatory paragraph where they expressed substantial doubt about the Registrant's ability to continue as a going concern.

There were no disagreements with C&W during the past two most recent fiscal years and through the date of their dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in
Item 304(a)(1)(iv)(B) of Regulation S-B, during that period of time.

Registrant has provided C&W with a copy of the disclosures Registrant is making in this 10-QSB in response to the disclosures required by Regulation S-B, Item 304(a). C&W has furnished Registrant with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by Registrant in response to this Item. Registrant has filed herewith C&W's letter as Exhibit 16.1 to this Form 10-QSB.

EXHIBITS

16.1    Corbin & Wertz letter

99.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.


By:      /s/ Wolfgang Barnikol
         ---------------------------------------
         Wolfgang Barnikol
         President, Chief Executive Officer and
         Chief Financial Officer
Date:    February 13, 2003






                                  CERTIFICATION

The undersigned, Prof. Dr. Wolfgang Barnikol, Chief Executive Officer and Chief Financial Officer, certifies that:

                               CERTIFICATION UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sangui BioTech International, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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


Date:    February 13, 2003         By:      /s/ Wolfgang. Barnikol
                                        -------------------------------------
                                         Wolfgang Barnikol, Chief Executive
                                         Officer and Chief Financial Officer






Exhibit 16.1

February 10, 2003


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Gentlemen:

We have read Item 6 of Form 10-QSB of Sangui BioTech International, Inc. for the event that occurred on February 10, 2003, and are in agreement with the statements contained therein insofar as they relate to our firm.


                            /s/Corbin & Wertz
                            ------------------------
                               CORBIN & WERTZ
                               Irvine, California



Exhibit 99.1

                                  CERTIFICATION

The undersigned, Prof. Dr. W. Barnikol, Chief Executive Officer and Chief Financial Officer, certifies that:

                CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sangui BioTech International, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    February 13, 2003              /s/ Wolfgang Barnikol
                                        -------------------------------------
                                           Wolfgang Barnikol
                                           President, Chief Executive
                                           Officer and Chief Financial Officer