Form 10QSB
period 2003-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2003-05-15
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Title  of  each  class  of  Common  Stock          Outstanding at May 14, 2003
-----------------------------------------          -----------------------------
  Common  Stock,  no par  value                           40,655,363


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [   ]  No  [ X ]

                                     INDEX


                       SANGUI BIOTECH INTERNATIONAL, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at March 31, 2003 (Unaudited)............3

        Consolidated Statements of Operations and Comprehensive Loss
        (Unaudited) Three and Nine Months Ended March 31, 2003 and 2002.....4

        Consolidated Statements of Cash Flows (Unaudited) Nine Months
        Ended March 31, 2003 and 2002.......................................5

        Notes to Consolidated Financial Statements (Unaudited)..............6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................12

Item 3. Controls and Procedures............................................16

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

Item 4. Submission of Matters to a Vote of Securities Holders..............17

Item 5. Other Information..................................................17

Item 6. Exhibits and Reports on Form 8-K...................................17

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                               March 31,
                                                                 2003
                                                              (Unaudited)
                                                             -------------

Current assets
    Cash and cash equivalents                                $    132,014
    Available for sale securities                               1,715,125
    Prepaid expenses and other assets                             257,553
                                                             -------------
         Total current assets                                   2,104,692

Property and equipment-net                                        217,878

Patents and licenses-net                                           34,383

                                                             -------------
Total assets                                                 $  2,356,953
                                                             =============



              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                    $    114,890
                                                             -------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                        -
    Common stock,  no par value, 50,000,000 shares
    authorized, 40,655,363 shares issued and outstanding       18,345,491
    Additional paid-in capital                                  2,000,000
    Accumulated other comprehensive income                         38,453
    Accumulated deficit                                       (18,141,881)
                                                             -------------

    Total stockholders' equity                                  2,242,063

                                                             -------------
Total liabilities and stockholders' equity                   $  2,356,953
                                                             =============


                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                          For The                           For The
                                                     Three Months Ended                Nine Months Ended
                                                           March 31,                        March 31,
                                                          (Unaudited)                     (Unaudited)
                                                 ------------   ------------      ------------   ------------
                                                     2003           2002              2003           2002
                                                 ------------   ------------      ------------   ------------

Revenues                                         $         -    $         -       $         -    $         -

Operating expenses:
Research and development                             307,852        305,462           712,181        841,653
General and administrative                           262,153        178,043           778,843      1,018,801
Depreciation and amortization                        129,935         38,445           221,432        108,444
Compensation expense related to stock options             -         250,000                 -        750,000
Amortization of prepaid consulting fees                   -         110,000                 -        330,000
                                                 ------------   ------------      ------------   ------------

Total operating expenses                             699,940        881,950         1,712,456      3,048,898

Other income:
Interest income                                       14,423          6,495            53,859         66,591
Other income                                          23,235         11,878            99,347         77,169
                                                 ------------   ------------      ------------   ------------
Total other income                                    37,658         18,373           153,206        143,760

Loss from continuing operations                     (662,282)      (863,577)       (1,559,250)    (2,905,138)

Loss from discontinued operations                          -       (180,290)         (138,997)      (483,813)

                                                 ------------   ------------      ------------   ------------
Net loss                                            (662,282)    (1,043,867)       (1,698,247)    (3,388,951)

Other comprehensive income (loss):
Foreign currency translation adjustments             113,370        (59,063)          (41,261)       130,236
Unrealized (loss) gain on marketable securities       (2,264)        30,835           (83,228)       177,332
                                                 ------------   ------------      ------------   ------------

Comprehensive loss                               $  (551,176)   $(1,072,095)      $(1,822,736)   $(3,081,383)
                                                 ============   ============      ============   ============

Net loss available to common
shareholder per common share:
Net loss from continuing operations              $     (0.02)   $     (0.02)      $     (0.04)   $     (0.07)
                                                 ============   ============      ============   ============
Net loss from discontinued operations            $         -    $     (0.01)      $     (0.00)   $     (0.01)
                                                 ============   ============      ============   ============
Net loss                                         $     (0.02)   $     (0.03)      $     (0.04)   $     (0.08)
                                                 ============   ============      ============   ============

Basic and diluted weighted average
number of common shares outstanding               40,655,363     40,514,363        40,655,363     40,514,363
                                                 ============   ============      ============   ============


                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For The
                                                                   Nine Months Ended
                                                                       March 31
                                                                     (Unaudited)
                                                           --------------    --------------
                                                                2003               2002
                                                           --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $  (1,698,247)    $  (3,388,951)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                              221,432           127,179
      Realized gains on marketable securities                    (53,495)                -
      Realized gain on sale of assets of
        discontinued operations                                  (16,980)                -
      Loss on impairment of assets                               106,927                 -
      Compensation expense related to stock options                    -           750,000
      Amortization of prepaid consulting fees                          -           330,000
Changes in operating assets and liabilities:
      Accounts receivable                                         84,919            35,123
      Grant receivable                                           214,321                 -
      Inventories                                                 16,362           (19,067)
      Prepaid expenses and other assets                          116,819            43,321
      Accounts payable and accrued expenses                     (452,341)          (11,163)
                                                           --------------    --------------

Net cash used in operating activities                         (1,460,283)       (2,133,558)
                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Increase in marketable securities                       (1,846,531)       (4,485,182)
      Maturities of marketable securities                      2,660,870         5,144,498
      Payment on note receivable                                  20,000                 -
      Purchase of property and equipment                         (32,911)          (45,272)
                                                           --------------    --------------

Net cash provided by investing activities                        801,428           614,044
                                                           --------------    --------------


Effect of exchange rate changes                                  (41,261)          130,236
                                                           --------------    --------------

Net decrease in cash and cash equivalents                       (700,116)       (1,389,278)

Cash and cash equivalents, beginning of period                   832,130         2,354,584
                                                           --------------    --------------

Cash and cash equivalents, ending of period                $     132,014     $     965,306
                                                           ==============    ==============


Supplemental disclosures:
      Cash paid during the period for:
      Interest                                             $           -     $           -
                                                           ==============    ==============
      Income taxes                                         $         800     $         800
                                                           ==============    ==============

During the nine months ended March 31, 2003, the Company recorded a note receivable for $60,000 from the sale of inventory and equipment related to its discontinued operations, which is recorded in prepaid expenses and other assets.

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical products.

The operations of Sangui BioTech, Inc. ("Sangui USA"), a wholly owned subsidiary of the Company, were discontinued during 2002 upon the sale of its in vitro immunodiagnostics business and the subsequent merger of Sangui USA with and into the parent company, Sangui BioTech International, Inc., effective December 31, 2002 (see Note 5). The merger of the two German subsidiaries SanguiBioTech AG ("Sangui AG") and GlukoMediTech AG ("Gluko AG) has been signed and submitted to the court for registration. Registration is likely to occur during the fourth quarter of fiscal 2003.

After completion of this merger, Sangui AG will be engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitute and blood additives) as well as in the development of glucose implant sensors.

Sangui Singapore, incorporated in Singapore in 1999, was a regional office for the Company that carried out research and development projects in conjunction with Sangui AG and Gluko AG. The Company decided to discontinue the operations of Sangui Singapore in August 2002 (see Note 5). The Singapore office was closed effective December 31, 2002.

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three and nine months ended March 31, 2002 have been reclassified to conform to the three and nine months ended March 31, 2003 presentation. These reclassifications have no effect on previously reported net loss.

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

Risk and Uncertainties
----------------------

The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by Sangui AG, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

The Company's management believes, based on its current operating plan, its current cash and highly liquid marketable securities totaling approximately $1.8 million at March 31, 2003, are sufficient to fund the Company's operations and working capital requirements at least through March 31, 2004. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

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

Cash and Cash Equivalents
-------------------------

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances.

Marketable Securities
---------------------

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.

The effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is immaterial for the three and nine months ended March 31, 2002. There is no stock-based employee compensation expense under APB25 or pro forma adjustment under SFAS No. 123 for the three and nine months ended March 31, 2003, as the Company did not issue any stock-based compensation to employees since June 30, 2002 (see Note 4).

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued (at March 31, 2003, there were no potential common shares).

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


NOTE 3 - AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of the following at March 31, 2003:


                                           Cost     Fair market   Unrealized
                                                       value      Gain (Loss)

Corporate bonds due within one year     $1,607,994   $1,504,223   $(103,771)
Corporate bonds due within five years      190,359      210,902      20,543
                                        ----------   ----------   ----------
                                        $1,798,353   $1,715,125   $ (83,228)
                                        ==========   ==========   ==========


NOTE 4 - COMPENSATION EXPENSE RELATED TO STOCK OPTIONS

Per APB No. 25, "Accounting for Stock Issued to Employees", the Company recognized compensation expense for previously issued options in the amount of $250,000 and $750,000 in the accompanying statements of operations for the three and nine months ended March 31, 2002, respectively. Effective June 30, 2002, these options were cancelled by mutual agreement between the Company and the option holder. As a result, no compensation expense related to stock options was recorded for the three and nine months ended March 31, 2003. Also, the Company did not issue any stock-based compensation to employees or non-employees since June 30, 2002.

NOTE 5 - DISCONTINUED OPERATIONS

Sangui USA manufactured in vitro immunodiagnostic blood test kits that have been primarily sold in the United States and Europe. The Company decided to discontinue the in vitro immunodiagnostics business in August 2002, sold Sangui USA's inventory and property and equipment to an unrelated party for $60,000, and closed the facility. The sale resulted in a gain of $16,980 which is included as part of loss from discontinued operations in the accompanying statements of operations for the nine months ended March 31, 2003. In July 2002, the Company received $100,000 as part of an agreement to cease manufacturing and selling certain blood test kits which is included in loss from discontinued operations in the accompanying statements of operations for the nine months ended March 31, 2003. The Company decided to discontinue the operations of Sangui Singapore in August 2002, recorded an impairment loss on property and equipment of $106,927, and closed the facility effective December 31, 2002.

Components of amounts reflected in the accompanying income statements for the three months ended March 31, 2003 and 2002 are presented below:

                                        2003                                2002
                         ----------------------------------  ----------------------------------
                           Sangui      Sangui                  Sangui      Sangui
                             USA     Singapore     Total        USA      Singapore     Total
                         ----------  ----------  ----------  ----------  ----------  ----------

Sales                    $       -   $       -   $       -   $ 143,262   $       -   $ 143,262
Cost of sales                    -           -           -      92,629           -      92,629
Operating expenses               -           -           -     184,282      46,641     230,923
                         ----------  ----------  ----------  ----------  ----------  ----------
Loss from
 discontinued
 operations              $       -   $       -   $       -   $(133,649)  $ (46,641)  $(180,290)
                         ==========  ==========  ==========  ==========  ==========  ==========


Components of amounts reflected in the accompanying income statements for the nine months ended March 31, 2003 and 2002 are presented below:

                                        2003                                 2002
                         ----------------------------------  ----------------------------------
                            Sangui    Sangui                   Sangui      Sangui
                             USA     Singapore     Total        USA      Singapore     Total
                         ----------  ----------  ----------  ----------  ----------  ----------
Sales                    $ 138,542   $       -   $ 138,542   $ 385,515   $       -   $ 385,515
Cost of sales               94,747           -      94,747     263,048           -     263,048
Operating expenses          88,564     107,644     196,208     433,050     173,230     606,280
                         ----------  ----------  ----------  ----------  ----------  ----------

Loss from operations       (44,769)   (107,644)   (152,413)   (310,583)   (173,230)   (483,813)
Other income               116,980       3,363     120,343           -           -           -
Impairment of assets             -    (106,927)   (106,927)          -           -           -
                         ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) from
 discontinued
 operations              $  72,211   $(211,208)  $(138,997)  $(310,583)  $(173,230)  $(483,813)
                         ==========  ==========  ==========  ==========  ==========  ==========


NOTE 6 - LITIGATION RELATED TO THE OPERATING BUSINESS

The Company may, from time to time, be involved in various litigation resulting from the ordinary course of operating its business. Management is currently not able to predict the outcome of any such cases. However, management believes that the amount of ultimate liability, if any, with respect to such actions will not have a material effect on the Company's financial position or results of operations.

NOTE 7 - BUSINESS SEGMENTS

The Company reports it business segments based on geographic regions, which are as follows:

                                      Three months ended March 31,     Nine months ended March 31,
                                      -----------------------------   -----------------------------
                                            2003          2002              2003           2002
                                      -------------   -------------   -------------   -------------
Net sales:
Sangui USA                            $          -    $          -    $    138,542    $    385,515
Sangui BioTech International, Inc.               -               -               -               -
Sangui BioTech AG                                -               -               -               -
GlukoMediTech, AG                                -               -               -               -
Sangui BioTech PTE Ltd, Singapore                -               -               -               -
                                      -----------------------------   -----------------------------
                                      $          -    $          -    $    138,542    $    385,515
                                      =============================   =============================


Net income (loss):
Sangui USA                            $          -    $   (133,649)   $     72,211    $   (310,583)
Sangui BioTech International, Inc.          (8,037)       (372,977)       (117,663)   $ (1,487,802)
Sangui BioTech AG                         (412,454)       (281,547)       (879,492)       (796,582)
GlukoMediTech, AG                         (241,791)       (209,053)       (562,095)       (620,754)
Sangui BioTech PTE Ltd, Singapore                -         (46,641)       (211,208)       (173,230)
                                      -----------------------------   -----------------------------
                                      $   (662,282)   $ (1,043,867)   $ (1,698,247)   $ (3,388,951)
                                      =============================   =============================


Depreciation and amortization
Sangui USA                            $          -    $      3,500    $          -    $     10,690
Sangui BioTech International, Inc.               -               -               -               -
Sangui BioTech AG                          117,423          28,278         184,520          78,385
GlukoMediTech, AG                           12,512          10,167          36,912          30,059
Sangui BioTech PTE Ltd, Singapore                -           8,045               -           8,045
                                      -----------------------------   -----------------------------
                                      $    129,935    $     49,990    $    221,432    $    127,179
                                      =============================   =============================

Identifiable assets
Sangui USA                            $          -
Sangui BioTech International, Inc.          40,000
Sangui BioTech AG                          567,250
GlukoMediTech,AG                         1,749,703
Sangui BioTech PTE Ltd, Singapore                -
                                      -------------
                                      $  2,356,953
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

In 2002, the Board of Directors analyzed progress and outlook for all units and current projects within the group and assessed the key cost factors. In order to improve the probability of successful market entry for its key projects in the hemoglobin area, the Board initiated a comprehensive refocusing program aimed at cost reduction and fast market entry.

Group Structure
---------------

In the pursuit of this program, the Company has begun to reduce the complexity of the group structure by closing the Singapore subsidiary, merging Sangui USA with the parent company Sangui BioTech International, Inc. and initiating the merger of the two German subsidiaries, GlukoMediTech AG and SanguiBioTech AG, into SanguiBioTech AG. The Company should benefit from the clearer focus of management attention and the decrease in consolidation efforts. Management expects to save approximately 50% of the group's total accounting and auditing expenses, which, in fiscal 2002, amounted to more than $180,000.

Sangui Singapore's operations used to encompass mainly a test laboratory serving the purpose of carrying out experiments on animals. The closing of the operations in Singapore is expected to result in annual savings of approximately $200,000 as the net loss of Sangui BioTech PTE Ltd. was approximately $220,000 and approximately $183,000 for the years ended June 30, 2002 and 2001, respectively.

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

Cost Savings
------------

As will be discussed below, the ongoing cost-cutting exercise has already contributed to reducing the operating expenditures of the Company. Management has begun to implement more efficient processes and shift to alternative suppliers and materials offering better price-performance ratios. Remaining staff has been shifted to work on the most promising projects, in particular on the external applications of oxygen carriers, while expenses for long-term development projects have been reduced. With regard to the long-term projects, management focuses on identifying strategic industry and financing partners. All costly external projects and orders have been terminated or delayed. In the course of this process, the number of employees was reduced by 57% to 13 fulltime employees at March 31, 2003 from 30 employees at June 30, 2002. Contracts with 6 employees are due to expire at the beginning of the fourth quarter of fiscal 2003.

On the other hand, consulting and legal fees related to the restructuring have resulted in non-recurring expenses of approximately $ 224,000 in the first nine months of fiscal 2003. Management believes, that additional opportunities for significant cost savings will be identified. Special attention is being paid to the pending lawsuits (see below). Management has requested its attorneys to take the steps necessary to dismiss the liability claim.

In total, management has been able to reduce the Company's operating expenses by 43% to approximately $1.7 million in the first nine months of fiscal 2003, compared to approximately $3.0 million in the respective period of last fiscal year. This is partially due to the elimination of amortization expense related to prepaid consulting fees which were written off at June 30, 2002, and to the cancellation of stock options at the end of fiscal 2002. Research and development expenses and general and administrative expenses have been reduced by 15 % and 24 %, respectively, in the first nine months of fiscal 2003 as compared to the respective period of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 30% to approximately $1.5 million from last year's approximately $2.1 million. Management, therefore, assumes that the current planning is realistic and that the Company's funds and liquidity are sufficient to finance its activities at least through the period ending March 31, 2004.

FINANCIAL POSITION
------------------

The Company's current assets decreased approximately $2 million, or 48%, from June 30, 2002 to approximately $2.1 million at March 31, 2003. The decrease is primarily attributable to a decrease in cash and cash equivalents of
approximately   $700,000,  a  decrease  in  available  for  sale  securities  of approximately $844,000, a decrease in grant receivable of approximately $214,000, a decrease in accounts receivable of approximately $85,000, and a decrease in inventories of approximately $52,000. The decrease in cash and cash equivalents and available for sale securities results primarily from funding the current year's operations of the Company with little or no revenues in the three and nine month periods ended March 31, 2003.

The Company's net property and equipment decreased approximately $292,000, or 57%, from June 30, 2002 to approximately $218,000 at March 31, 2003. The decrease is primarily attributable to the Company's write-off of approximately $107,000 of leasehold improvements at Sangui Singapore and current year depreciation of approximately $221,000.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $1.8 million. The primary decrease is caused by the Company's current period net loss of approximately $1.7 million, and a decrease in accumulated other comprehensive income of approximately $125,000 due to foreign currency translation adjustments and unrealized losses on marketable securities.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2003 and 2002:

Sangui AG
---------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 17% to approximately $135,000 in 2003 from approximately $162,000 in 2002. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 76% to approximately $181,000 in 2003 from approximately $103,000 in 2002. This increase is mainly attributed to legal costs incurred for the execution of the ongoing refocusing program.

DEPRECIATION. Depreciation increased 318% to approximately $117,000 in 2003 from approximately $28,000 in 2002. This increase is mainly attributed to the ongoing restructuring of the German subsidiaries.

Gluko AG
--------
RESEARCH AND DEVELOPMENT. Research and development expenses increased 21% to approximately $173,000 in 2003 from approximately $143,000 in 2002. The increase is due to compensation and payoffs in the course of the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 22% to approximately $72,000 in 2003 from approximately $59,000 in 2002. This increase is mainly attributed to legal costs incurred for the execution of the ongoing refocusing program.

Sangui BioTech International, Inc.
---------------------------------
GENERAL  AND   ADMINISTRATIVE.   General  and   administrative   expenses   were
approximately $9,000 in 2003 and approximately $16,000 in 2002.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $250,000 in 2002, which represented the amortization of the fair value of stock options previously issued to the chairman of the Company. Effective June 30, 2002, these options were cancelled and there is no compensation expense related to stock options in the three months ended March 31, 2003.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was $110,000 in 2002. At June 30, 2002, management determined that no more benefit would be received in relation to the prepaid consulting fees and accordingly the unamortized balance was written off in fiscal 2002. Thus, there was no amortization in the three months ended March 31, 2003.

Consolidated
------------
NET LOSS. As a result of the above factors and the loss from discontinued operations (see Note 5), the Company's consolidated net loss was approximately $662,000, or $0.02 per common share, in 2003, compared to approximately $1 million, or $0.03 per common share, in 2002.

RESULTS OF OPERATIONS
---------------------

Nine months Ended March 31, 2003 and 2002:

Sangui AG
---------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 25% to approximately $304,000 in 2003 from approximately $407,000 in 2002. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 17% to approximately $460,000 in 2003 from approximately $393,000 in 2002. This increase is mainly attributed to the ongoing refocusing program.

DEPRECIATION. Depreciation increased 137% to approximately $185,000 in 2003 from approximately $78,000 in 2002. This increase is mainly attributed to the ongoing restructuring of the German subsidiaries.

Gluko AG
--------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 6% to approximately $408,000 in 2003 from approximately $432,000 in 2002. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 3% to approximately $195,000 in 2003 from approximately $201,000 in 2002. This decrease is mainly attributed to the ongoing refocusing program.

Sangui BioTech International, Inc.
----------------------------------
GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 71% to approximately $124,000 in 2003 from approximately $425,000 in 2002. This decrease is related to legal costs incurred in 2002 by the Company in a lawsuit against a former director of the Company and a decrease in professional and consulting fees.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $750,000 in 2002, which represented the amortization of the fair value of stock options previously issued to the chairman of the Company. Effective June 30, 2002, these options were cancelled and there is no compensation expense related to stock options in the nine months ended March 31, 2003.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was $330,000 in 2002. At June 30, 2002, management determined that no more benefit would be received in relation to the prepaid consulting fees and accordingly the unamortized balance was written off in fiscal 2002. Thus, there was no amortization in the nine months ended March 31, 2003.

Consolidated
------------
NET LOSS. As a result of the above factors and the loss from discontinued operations (see Note 5), the Company's consolidated net loss was approximately $1.7 million, or $0.04 per common share, in 2003, compared to approximately $3.4 million, or $0.08 per common share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended March 31, 2003, net cash used in operating activities decreased to approximately $1.5 million from approximately $2.1 million in the corresponding period in 2002, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

For the nine months ended March 31, 2003, net cash provided by investing activities increased to approximately $801,000 from approximately $614,000 in the corresponding period in 2002. The principal increase in cash is due to the maturity of marketable securities and decrease in purchases of marketable securities.

Working capital was approximately $2.0 million at March 31, 2003, a decrease of approximately $1.5 million from June 30, 2002 due primarily to the Company's net loss for the nine month period. A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the nine-months ended March 31, 2003, realized gains on the Company's marketable securities were approximately $54,000, and unrealized net losses were approximately $83,000.

At March 31, 2003, the Company had cash and liquid marketable securities of approximately $1.8 million. The Company believes that its available cash will be sufficient to satisfy its requirements at least through the period ending March 31, 2004. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

ITEM 4 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company has no derivative financial instruments. Exposure to foreign currency exchange rates is limited, as the Company has no operating business or staff outside Germany since December 31, 2002.


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On July 26, 2002, the Company filed a lawsuit in the United States District Court for the District of Colorado against Helmut Kappes, a director of the Company. In the lawsuit, the Company alleges that Mr. Kappes is engaged in conduct related to the Company's affairs that is fraudulent, dishonest and a gross abuse of his authority or discretion as a director and that his removal from the Company's Board of Directors would be in the best interest of the Company. The Company seeks the permanent removal of Mr. Kappes from the Company's Board of Directors, an injunction against Mr. Kappes and his affiliates from exchanging the Company's shares for shares of an entity in which Mr. Kappes has a financial interest, compensatory damages in an amount to be determined and costs of the action. In October 2002, the Court granted the motion of counsel to Mr. Kappes to withdraw from representation of Mr. Kappes. Upon consideration by the Board of Directors of the legal costs to prosecute the claims against Mr. Kappes and the likelihood of being able to collect on any obtained judgment, the company has requested its attorneys to take the steps necessary to dismiss the liability claim.

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

On August 10, 2002, Sieglinde Borchert, a former director of Sangui BioTechAG and Gluko Meditech AG, filed a lawsuit against the two German Corporations alleging that she is still member of the Board of Management of these Companies. The parties agreed on a settlement in January 2003, which was approved by the Court. The legal action has been dismissed.

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

As of February 28, 2003, Oswald Burkhard, M.D., PhD. has resigned from his position as a Director of Sangui BioTech International, Inc.

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

SANGUI BIOTECH INTERNATIONAL, INC.


By:      /s/ Wolfgang Barnikol
         ----------------------------
         Wolfgang Barnikol
         President, Chief Executive Officer and
         Chief Financial Officer

Date:    May 14, 2003

                               CERTIFICATION UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sangui BioTech International, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



Date:    May 14, 2003                   By:  /s/ Wolfgang. Barnikol
                                             -----------------------------
                                             Wolfgang Barnikol, Chief Executive
                                             Officer and Chief Financial Officer

Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sangui BioTech International, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    May 14, 2003                     /s/ Wolfgang Barnikol
                                          --------------------------------
                                          Wolfgang Barnikol
                                          President, Chief Executive Officer and
                                          Chief Financial Officer