Form 10QSB/A
period 2003-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2003-07-11
CIK 1104280

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

         Dora Malek v. Sangui Biotech AG
         -------------------------------

The Company's wholly-owned subsidiary, Sangui Biotech AG, is a party defendant in the matter of Dora Malek v. Sangui AG, District Court of Landgericht Bochum, Germany, File No. 12 O 55/03. The Plaintiff had alleged that on March 14, 2003, at a special meeting of the shareholders of Sangui BioTech AG, Sangui Biotech AG dismissed Ms. Malek as a member of the Supervisory Board and that the dismissal was in violation of German law and thus void and of no force or effect. In a written statement to the Court of May 14th, 2003, Sangui BioTech AG acknowledged Ms. Malek's plea. On June 23, 2003, the Court issued an order confirming Ms. Malek is a member of the Supervisory Board of Sangui Biotech AG. The company will have to cover the costs of the action amounting to less than US$2000.


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