Form 10KSB
period 2003-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2003-09-30
CIK 1104280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended JUNE 30, 2003

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ TO  ______________

For the fiscal year ended June 30, 2003
Commission file number 0-21271

                       SANGUI BIOTECH INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

               Colorado                                  84-1330732
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

    Alfred Herrhausen Street 44                         Germany 58455
                                                        -------------
            58455 Witten, Germany                        (Zip Code)
  (Address of principal executive offices)

Issuer's telephone number, including area code       + 49 (2302) 915-200

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

Yes |X|    No  | |

Check whether there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this Form, and will not be contained, to the best of Registrant's incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenue for the fiscal year ended June 30, 2003 was $138,542.

The market value of the voting stock held by non-affiliates of the issuer as of September 19, 2003 was approximately $ 3,659,000.

The number of shares of the common stock outstanding as of September 13, 2003 was 40,655,363.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

TABLE OF CONTENTS
PART I....................................................................   3
ITEM 1        Description of Business.....................................   3
ITEM 2        Description of  Properties..................................  13
ITEM 3        Legal Proceedings...........................................  14
ITEM 4        Submission of Matters to a Vote of Security Holders.........  14
PART II...................................................................  14
ITEM 5        Market for SGBI Securities..................................  14
ITEM 6        Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................  16
              Grants......................................................  16
              Sangui BioTech AG...........................................  16
              Sangui BioTech International Inc............................  16
ITEM 7        Financial Statements........................................ F-1
              Independent Auditors' Report................................ F-1
              Consolidated Balance Sheet.................................. F-2
              Consolidated Statements of Operations and
                Comprehensive Loss........................................ F-3
              Consolidated Statements of Stockholders' Equity............. F-4
              Consolidated Statements of Cash Flows....................... F-5
              Notes to Consolidated Financial Statements.................. F-6
ITEM 8        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................  19
ITEM 8 A      Controls and Procedures see SEC Release 33-8238, 34-47986...  19
PART III..................................................................  20
ITEM 9        Directors and Executive Officers............................  20
ITEM 10       Executive Compensation and Other Information................  22
ITEM 11       Security Ownership of Certain Beneficial
                Owners and Management.....................................  22
ITEM 12       Certain Relationships and Related Transactions..............  23
ITEM 13       Exhibits and Reports on Form 8-K............................  24
ITEM 14       Principal Accountant Fees and Services......................  25

PART 1
------

FORWARD LOOKING STATEMENT

This Annual Report contains forward-looking statements concerning, among other things, the Company's prospects affecting its potential and its business strategies.

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

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Sangui BioTech, Inc. (SBT) was incorporated in Delaware on August 2, 1996, and began operations in October 1996. In August 1997, Citadel Investment System, Inc., a Colorado corporation (Citadel), a publicly held company, acquired one hundred percent (100%) of the outstanding common shares of SBT; as a result, SBT became a wholly owned subsidiary of Citadel. Thereafter, Citadel changed its name to Sangui BioTech International, Inc. (the Company or SGBI). Until the end of fiscal year 2001/2002, the Company's business operations were conducted through four wholly owned subsidiaries: SBT, SanguiBioTech AG (Sangui AG), GlukoMediTech AG (Gluko AG), and Sangui Biotech Singapore Pte Ltd. (Sangui Singapore).

SBT was principally engaged in the development and manufacturing of immunodiagnostic kits, which were sold by SBT in niche markets in the United States and Europe. During the first quarter of the June 30, 2003 fiscal year SBT sold its assets, and commenced the wind-down, of the U.S. business operation. SBT was merged with and into the SGBI effective December 31, 2002.

Sangui AG was established and organized under the laws of Germany in Mainz, Germany, on November 25, 1995. Sangui AG is in the business of developing hemoglobin-based artificial oxygen carriers as blood additive and blood volume substitutes and products thereof. Sangui AG is also developing an anti-aging cosmetic based on such artificial oxygen carriers. Professor Wolfgang Barnikol, M.D., Ph.D serves as Chief Executive Officer of Sangui AG. The members of Sangui AG's supervisory board as of June 30, 2003 were Professor Joachim Lutz, M.D., Dora Malek, attorney-at-law, Oswald Burkhard, M.D., Ph.D., and Doris Barnikol-Keuten, Ph.D. Dora Malek resigned from her position as member of the supervisory board effective September 15, 2003. The facilities of Sangui AG are located on the premises of the Forschungs- und Entwickungszentrum of the University of Witten/Herdecke, Witten, Germany.

Gluko AG was established and organized under the laws of Germany in Mainz, Germany, on July 15, 1996. Gluko AG was developing long-term implantable glucose sensors, including by-products thereof, and diverse other sensors. Since additional financing for the next planned step of product development could not be secured Gluko AG was merged with Sangui AG effective June 30, 2003. While further development work in this area was halted, Sangui AG is working to secure the key patents relating to the Glucose Sensors and will continue to address potential strategic financial or industry partners.

Sangui Singapore was incorporated as a wholly owned subsidiary of SGBI in Singapore on May 15, 1999. Sangui Singapore was the Asia regional office for the Company and was engaged in animal experiments in conjunction with the German subsidiaries. Effective January 31, 2003 the business was wound down and Sangui Singapore closed. The strike-off from the Singapore register of businesses has been applied for.

On March 30, 2000, the Company acquired all the outstanding common stock of Felnam Investments, Inc., a Nevada corporation (Felnam). The transaction was funded through the issuance of 100,000 shares of the Company's stock valued at $0 per share due to the Company treating the transaction as a recapitalization of the Company. In conjunction with the transaction, the Company incurred approximately $ 180,000 of transaction costs which were charged to operations.

To date, neither SGBI nor any of its subsidiaries has had profitable operations. The Company has never been profitable and, through June 30, 2003, the Company's accumulated deficit exceeded $18.7 million. The Company expects to continue to incur substantial losses over at least the next several years as it expands its research and development efforts, testing activities and manufacturing operations. All of the Company's potential products are in development. The Company will need to obtain substantial additional capital to fulfil its business plan.

The Company has adopted a program aimed at cost reductions and at refocusing the Company's funds to accelerate time to market for its most promising and mature products. No assurance can be given that the Company's program will be successful.

BUSINESS OF THE COMPANY

The Company's mission is the development of novel proprietary products. The Company is developing its products through its wholly owned German subsidiary Sangui AG. The Company and Sangui AG are seeking to market and sell all or some of their products through partnerships with industry partners.

The special focus of Sangui AG is on developing oxygen carriers capable of support of oxygen transport in humans in cases of acute and chronic lack of oxygen due to arterial occlusion, anaemia or blood loss due to surgery, accident, or other causes. Sangui AG is engaged in the development and commercialization of such artificial oxygen carriers by reproducibly synthesizing polymers out of native hemoglobin of defined molecular sizes. Sangui AG also develops oxygen carriers for external application in the medical and cosmetic fields in the form of jellies and emulsions for the regeneration of the skin.

ARTIFICIAL OXYGEN CARRIER

Sangui AG develops several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities similar to native hemoglobin. These are (1) oxygen carrying blood additives and (2) oxygen carrying blood volume substitutes.

In December 1997 Sangui AG decided that porcine hemoglobin should be used as basic material for its artificial oxygen carriers. In March 1999 Sangui AG came to the fundamental decision as to which hemoglobin hyperpolymer will go into preclinical investigation and that glutaraldehyde will be taken as cross linker and the polymer hemoglobin is chemically masked to prevent protein interaction in blood plasma. The fine adjustment of the formula of the artificial oxygen carriers - optimized for laboratory scale production - was finalized in Summer 2000.

The experiments completed in Sangui AG's laboratories demonstrated that it is possible to polymerize hemoglobins isolated from porcine blood resulting in huge soluble molecules, so-called hyperpolymers. In August 2000, Sangui AG finalized its work on the pharmaceutical formulation of the oxygen carrier for laboratory scale. In February 2001 a pilot production in a laboratory scale was carried out in the Company's clean room. The product was applied in single volunteers in pilot self experiments.

The project of developing blood additives and blood substitutes was halted due to the lack of financing for the pre-clinical test phase of the blood additives. Sangui AG is continuing to address potential strategic financing and industry partners in order to enter pre-clinical testing.

According to regulatory requirements, all drugs have to pass through preclinical and clinical trials before approval (e.g. FDA approval: Federal drug administration) and launching to the market. The Company's management believes that the European and FDA approval process will take at least several years.

OXYGEN CARRIERS FOR REGENERATION OF THE SKIN

The healthy skin is supplied with oxygen, both through the supply from inside and also through diffusion from outside. Lack of oxygen will cause degenerative alterations of various extent, ranging from premature aging to surface damage and open wounds. The cause for the lack of oxygen may be the normal aging process, but it may also be caused by burns or radiation. Impairment of the blood flow, for example caused by diabetes mellitus or by chronic venous insufficiency, can also lead to insufficient oxygen supply and resulting skin damage.

The new hemoglobin-based preparations under development by Sangui AG have been designed to contribute to supporting the regeneration of the skin by improving its oxygen supply. In addition to the therapy, these preparations are also intended for purposes of prevention, among others for the improved oxygen supply of the skin in the course of a radiation therapy or in the course of an acne treatment. The key product Sangui AG is currently focussing on is an anti-aging formulation and treatment for the cosmetics market.

Sangui AG had, in fiscal year 2002, finalized the development of an external, cosmetic application of its oxygen carrier. Sangui AG has established contact with a German cosmetics vendor and is planning and preparing to jointly introduce this application as a cosmetic anti-aging product in the German market in fiscal year 2004.

PUBLIC GRANTS

With the notification of subsidy dated November 30, 1998, Sangui AG was granted a subsidy amounting to EUR 1,827,651.18 for the period from April 8, 1998 to March 31, 2001 to promote the project "Development of a procedure for the production of synthetic oxygen carriers on the basis of hyperpolymer hemoglobins as a blood additive and a so-called blood substitute". In March 2001, an application to have the subsidy period extended to June 30, 2002 was approved. In March 2002, the Company submitted a second application to the project authority Julich (PtJ) to have the subsidy period extended; this was approved for the period up to December 31, 2002 with the notification of alteration dated July 2, 2002. Through December 31, 2002, funds were received amounting to (euro) 1,388,278.87.

With notification of subsidy dated September 1, 1999, Gluko AG had funds amounting to (euro) 2,219,397.39 approved for a period of three years. In October 2001, an application was submitted to the project authority Juelich
(PtJ) to have the subsidy period extended until December 31, 2002; this was approved with the notification of alteration dated November 28, 2001. Up to December 31, 2002, the Company had received funds amounting to (euro) 671,129.32 to promote the project "Development of a permanently implantable glucose sensor and a controllable insulin pump for diabetics into a technical beta cell".

The remaining promotion funds from both subsidized projects were returned as of December 31, 2002.

The accomplishment of further milestones scheduled for 2003 would have required the allocation of funds for the 60% counter-financing of the subsidies at the beginning of the working phase. This was not possible due to the lack of resources. The Company was therefore asked to either return the remaining funds or furnish immediate proof of the necessary counter-financing.

To complete the project,  a site  inspection  was held on March 10, 2003, by the
project  manager  from  the  subsidizing   authority  (PtJ),  the  goal  of  the
discussions being to conclude the project by a mutual consent.

The parties agreed on the following:

1. Efforts will be made to sell all of the equipment that was no longer needed. The first priority would be to offer subsidized equipment to employees on favorable terms. In this case, no proceeds (usually 40% of the proceeds in accordance with the 40% subsidy ratio) would have to be returned to the federal state (Land).

2. If equipment is sold to third parties, the proportion of the proceeds that corresponds to the level of subsidy as a proportion of the development funds must be returned to the Land of North Rhine-Westphalia. (NB: until now, it has not been possible to sell any of the equipment subsidized by the Land.)

3. Efforts will be made to find a successor tenant for the clean room in order to avert the deconstruction costs that would be incurred if Sangui AG had to return the premises to their original condition when they were first occupied. In connection with this, Sangui AG submitted an offer to the landlord, the research and development centre (FEZ), according to which it would transfer the fixtures to FEZ for the symbolic price of one euro. Since the Land will not be imposing any restrictions on the use, the FEZ can choose its tenant(s) freely.
     (NB: so far no tenant has been found.)

It was agreed that the subsidizing authority will put together a written document of the results of the site inspection and send it to Sangui AG. No correspondence of this kind has been received so far.

Sangui AG is still looking for industrial partners for the oxygen carrier and glucose sensor projects. Should this succeed, the projects, for which experiments have now been halted, would be reactivated and the clean room put back into operation.

PATENTS AND PROPRIETARY RIGHTS

The  Company  has the  policy of  seeking  patents  covering  its  research  and development and all modifications and improvements thereto. The German subsidiaries, Sangui AG and Gluko AG, have been granted eighteen (18) patents. Furthermore, the subsidiaries have applied for twenty-four (24) patents, most of which have been filed in Germany, the USA, and as an international patent application with the European Patent Office. Four (4) patent applications are related to progress made in the final development stages of the external application of the artificial oxygen carriers.

MARKETING AND DISTRIBUTION

Sangui AG has not yet manufactured any of its products in commercial quantities. Sangui AG has limited experience in sales and marketing of products. It is, therefore, dependent on attracting industrial, marketing and distribution partners in order to succeed in selling its products in the respective markets.

GOVERNMENT REGULATION

SGBI and its US subsidiary were subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which SGBI believes it and its subsidiaries are in material compliance.

Although it is believed that SGBI and its subsidiary were in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, and although no government concerns were put forward during or after the closing of the Santa Ana operations, there can be no assurance that the business, financial condition, and results of operations of SGBI and its subsidiaries will not be materially adversely affected by future government claims with regard to unlikely but not impossible infringements on these or other laws resulting from SGBI's former US operations.

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

COMPETITION

The market for the products and technologies of the Company is highly competitive, and the Company expects competition to increase.

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

LIMITED OPERATING HISTORY OF THE COMPANY; LOSSES ARE EXPECTED TO CONTINUE

The Company is a relatively new entity with a limited operating history upon which a significant evaluation of the Company's prospects can be made. The prospects of SGBI must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, distribution, and commercialisation of esoteric medical technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialisation or that the efforts of SGBI will result in successful product commercialisation. SGBI has been operating at a loss and expects its costs to increase as soon as its development efforts and testing activities accelerate. It is currently unknown when profitable operations might be achieved.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

Although management believes that the Company's cash position should be sufficient to cover its financing for at least another fiscal year, substantial funds will be required to effect the Company's development plans. The Company will require additional cash for: (i) payment of increased operating expenses;
(ii) payment of development expenses; and (iii) further implementation of those business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to the Company's shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its technologies or product candidates. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. Moreover, if funds are not available from any sources, the Company may not be able to continue to operate.

DEPENDENCE ON KEY PERSONNEL

The future success of the Company will depend on the service of its key scientific personnel in its pharmaceutical, chemistry and biochemistry departments and, when appropriate, computer hardware and software engineering, electrical and mechanical engineering and management personnel and, additionally, its ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in this industry and there can be no assurance that SGBI will be able to attract and retain personnel necessary for the development of the business of SGBI. Because of the intense competition, there can be no assurance that SGBI will be successful in adding technical personnel if needed to satisfy its staffing requirements. Failure to attract and retain key personnel could have a material adverse effect on SGBI.

SGBI and its subsidiaries are dependent on the efforts and abilities of their senior management. The loss of various members from management could have a material adverse effect on the business and prospects of SGBI. In particular, SGBI will depend on the service of Professor Wolfgang Barnikol because he is instrumental in his expertise in the development of the oxygen carrier and glucose sensor products. There can be no assurance that upon the departure of key personnel from the service of SGBI or its subsidiaries suitable replacements will be available.

LICENSES AND CONSENTS

The utilization or other exploitation of the products and services developed by SGBI or its subsidiaries may require SGBI or its subsidiaries to obtain licenses or consents from the producers or other holders of copyrights or other similar rights relating to the products and technologies of SGBI or its subsidiaries. In the event SGBI or its subsidiaries are unable, if so required, to obtain any necessary license or consent on terms which the management of SGBI or its subsidiaries consider to be reasonable, SGBI or its subsidiaries may be required to cease developing, utilizing, or exploiting products or technologies affected by those copyrights or similar rights. In the event SGBI or its subsidiaries are challenged by the holders of such copyrights or other similar rights, there can be no assurance that SGBI or its subsidiaries will have the financial or other resources to defend any resulting legal action, which could be significant.

TECHNOLOGICAL FACTORS

The market for the products and technology developed by SGBI is characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Similarly, the industry is characterized by continuous development and introduction of new products and technology to replace outdated products and technology. Accordingly, the ability of SGBI to compete will be dependent upon the ability of SGBI to provide new and innovative products and technology. There can be no assurance that competitors will not develop technologies or products that render the proposed products and technology of
SGBI obsolete or less marketable. SGBI will be required to adapt to technological changes in the industry and develop products and technology to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and SGBI does not have a source or commitment for any such funds and resources. Development efforts relating to the technological aspects of the various products and technologies to be developed by SGBI are not substantially completed. Accordingly, SGBI will continue to refine and improve those products and technologies. Continued refinement and improvement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems which could result in material delays in product commercialisation or significantly increased costs. In addition, there can be no assurance that those products and technologies will prove to be sufficiently reliable or durable in wide spread commercial application. The products or technologies sought to be developed by SGBI will be the result of significant efforts which may result in errors that become apparent subsequent to widespread commercial utilization. In such event, SGBI would be required to modify such products or technologies and continue with additional research and development, which could delay the plans of SGBI and cause SGBI to incur additional cost.

EARLY STAGE OF PRODUCT DEVELOPMENT; LACK OF COMMERCIAL PRODUCTS; NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

The Company's primary efforts are devoted to the development of proprietary products involving artificial oxygen carriers and glucose sensors.

The potential products of SGBI will require additional pre-clinical and clinical development, regulatory approval and additional investment prior to commercialisation, either by SGBI independently or by others through collaborative arrangements. Potential products that appear to be promising at early stages of development may be ineffective or be shown to cause harmful side effects during pre-clinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture, be uneconomical to produce, fail to achieve market acceptance or be precluded from commercialisation by proprietary rights of others. There can be no assurance that any potential products will be successfully developed, prove to be safe and efficacious in clinical trials, satisfy applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or achieve commercial acceptance.

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

There can be no assurance that human testing of potential products based on such technologies will be permitted by regulatory authorities or, even if human testing is permitted, that products based on such technologies will be shown to be safe and efficacious. Potential products based on the technologies of SGBI are at an early stage of testing and there can be no assurance that such products will be shown to be safe or effective.

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

The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, agencies in Germany, Singapore and other countries. Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of each product. Neither SGBI nor its subsidiaries can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted. Management of the Company has no experience in obtaining regulatory clearance on these types of products. The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources. Any delays or failure by SGBI or its subsidiaries to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of SGBI to earn product or royalty revenue, and its results of operations, liquidity and capital resources.

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

Due to the length of time and expense associated with bringing new products through development and the length of time required for the governmental approval process, the biotechnology and pharmaceutical industries have traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The enforceability of patents issued to biotechnology and pharmaceutical firms can be highly uncertain. U.S. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. In addition, there can be no assurance that patents will be issued or, if issued, any such patents will afford SGBI protection from infringing patents granted to others.

A number of biotechnology and pharmaceutical companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to the business of SGBI and its Subsidiaries. Some of these technologies, applications or patents may conflict with the technologies of SGBI. Such conflicts could also limit the scope of the patents, if any, that SGBI or its subsidiaries may be able to obtain or result in the denial of the patent applications of SGBI.

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

HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS

The research and development processes of SGBI involve the controlled storage, use and disposal of hazardous materials. SGBI is subject to federal, state and local laws and regulations governing the use, generation, manufacturing, storage, handling, and disposal of such materials and certain waste products. Although SGBI does not currently manufacture commercial quantities of its product candidates, it produces limited quantities of such products for its clinical trials and SGBI intends to manufacture commercial quantities of its products. Although SGBI believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, SGBI could be held liable for any damages that result, and any such liability could exceed the resources of SGBI. There can be no assurance that SGBI will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets of SGBI will not be materially or adversely affected by current or future environmental laws or regulations.

DEPENDENCE ON MAJOR CUSTOMERS

Since the Company sold its major test kit business to Axis/Shield and its remaining test kit business to Biomerica, Inc. , in July, 2002, there is no longer a customer base.

HUMAN RESOURCES

The Company considers its relations with its employees to be favorable. As of June 30, 2003 the Company and its subsidiaries had 7 fulltime employees of which 4 were involved in research and development and 3 were responsible for administrative matters. The Company had consulting arrangements with 1 individual as of that date.

REPORTS TO SECURITY HOLDERS

Copies of the Company's reports, as filed with the Securities and Exchange Commission, are available and can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar, and simply typing in "Sangui Biotech International."

ITEM 2. PROPERTIES

The Company's US laboratory facility consisted of approximately 3,360 square feet located in Santa Ana, California. Rent expense for the fiscal year ended June 30, 2003 was approximately $23,000. The facility was closed in the course of the first quarter, ended September 30, 2002.

The German subsidiary is based in the Forschungs- und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense for the fiscal year ended June 30, 2003 was approximately $99,000.

The Singaporean subsidiary, approximately 350 square meters, used to be based in the Science Park II, Gemini Building. Rent expense for the fiscal year ended June 30, 2003 was approximately $12,000. The facility was closed in the course of the second quarter, ended December 31, 2002.

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

In September 2002, Mr. Kappes' wife, Kerstin Kappes, and Petra Schwab-Kutscher, the wife of Axel Kutscher, who is a former director of the Company and an associate of Mr. Kappes, commenced an action in the United States District Court for the District of Colorado against the Company and its attorneys for alleged wrongful refusal to permit Mrs. Kappes and Mrs. Kutscher to transfer the Company's stock In November 2002, the Company finalized a settlement agreement with Mr. and Mrs. Kappes and Mrs. Kutscher providing for the permitted transfer by them of their Company stock under certain conditions. No money will be paid by the Company in connection with the settlement. The legal action has been dismissed.

On August 10, 2002, Sieglinde Borchert, a former director of Sangui BioTechAG and Gluko Meditech AG, filed a lawsuit against the two German Corporations alleging that she is still member of the Board of Management of these Companies. The parties agreed on a settlement in January 2003, which was approved by the Court. The legal action has been dismissed.

The Company's wholly owned subsidiary, Sangui AG, was a party defendant in the matter of Dora Malek v. Sangui AG, District Court of Landgericht Bochum, Germany, File No. 12 O 55/03. The Plaintiff had alleged that on March 14, 2003, at a special meeting of the shareholders of Sangui BioTech AG, Sangui Biotech AG dismissed Ms. Malek as a member of the Supervisory Board and that the dismissal was in violation of German law and thus void and of no force or effect. In a written statement to the Court of May 14th, 2003, Sangui BioTech AG acknowledged Ms. Malek's plea. On June 23, 2003, the Court issued an order confirming Ms. Malek is a member of the Supervisory Board of Sangui Biotech AG. The Company had to cover the costs of the action amounting to less than $2,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to our security holders for approval during the fourth quarter covered by this Report.

PART II

ITEM 5. MARKET FOR SGBI'S SECURITIES

SGBI's common stock is presently traded on the OTC Bulletin Board operated by NASD under the symbol SGBI as well as on the OTC markets of the Berlin, Frankfurt and Hamburg stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by the National Daily Quotation Service and the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                            CLOSING PRICES (US$)
FISCAL YEAR       PERIOD                 HIGH                    LOW
---------------------------------------------------------------------
2003              First quarter          0.35                    0.15
                  Second quarter         0.35                    0.05
                  Third quarter          0.09                    0.05
                  Fourth quarter         0.30                    0.04

2002              First quarter          0.59                    0.28
                  Second quarter         0.43                    0.28
                  Third quarter          0.38                    0.25
                  Fourth quarter         0.65                    0.31

In addition to freely tradable shares, SGBI has numerous shares of common stock outstanding which could be sold pursuant to Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including one of our affiliates, who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

At June 30, 2003, the number of record holders of the Company's common stock was 1,387. The Company did not pay any cash dividends during the past three fiscal years and does not contemplate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2003, the Company issued no additional shares of common stock nor any other sort of securities.

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

GRANTS

The Company received grants from the German government which were used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the property's historical cost.

The following discussion contains forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from these forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

FISCAL 2003 COMPARED TO FISCAL 2002

FINANCIAL POSITION

The Company's current assets decreased approximately $2 million, or 50%, from June 30, 2002 to approximately $2 million at June 30, 2003. The decrease is primarily attributable to a decrease in available for sale securities of approximately $1.8 million, a decrease in grant receivable of approximately $214,000, a decrease in accounts receivable of approximately $85,000, and a decrease in inventories of approximately $52,000, combined with an increase in cash and cash equivalents of approximately $124,000. The decrease in available for sale securities results primarily from funding the current year's operations of the Company with little or no revenues in the year ended June 30, 2003.

The Company's net property and equipment decreased approximately $350,000, or 68%, from June 30, 2002 to approximately $160,000 at June 30, 2003. The decrease is primarily attributable to the Company's write-off of approximately $107,000 of leasehold improvements at Sangui Singapore and current year depreciation of approximately $309,000.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $2 million. The primary decrease is caused by the Company's current year net loss of approximately $2.3 million, combined with an increase in accumulated other comprehensive income of approximately $330,000 due to foreign currency translation adjustments and unrealized gains on marketable securities.

RESULTS OF OPERATIONS

SANGUI AG

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 34% to approximately $847,000 in 2003 from approximately $1,287,000 in 2002. This decrease of $440,000 is due to the refocusing of research and development activities and halting of the large-scale oxygen carrier and glucose sensor projects in 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 17% to approximately $855,000 in 2003 from approximately $1,030,000 in 2002. This decrease of $175,000 is attributed to decreases in operating expenses due to the ongoing cost-cutting programs.

Sangui BioTech International, Inc.
----------------------------------

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 20% to approximately $341,000 in 2003 from approximately $425,000 in 2002. This decrease is primarily related to legal costs incurred in 2002 by the Company in a lawsuit against a former director of the Company and a decrease in professional and consulting fees.

COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options was $1,000,000 in 2002, which represented the amortization of the fair value of stock options previously issued to the chairman of the Company. Effective June 30, 2002, these options were cancelled and there is no compensation expense related to stock options in 2003.

AMORTIZATION OF PREPAID CONSULTING FEES. Amortization of prepaid consulting fees was approximately $661,000 in 2002. At June 30, 2002, management determined that no more benefit would be received in relation to the prepaid consulting fees and accordingly the unamortized balance was written off in fiscal 2002. Accordingly, there was no amortization in 2003.

CONSOLIDATED

NET LOSS. As a result of the above factors and the loss from discontinued operations, the Company's consolidated net loss was approximately $2.3 million, or $0.06 per common share, in 2003, compared to approximately $4.8 million, or $0.12 per common share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2003, net cash used in operating activities decreased to approximately $2.0 million from approximately $2.8 million for the year ended June 30, 2002, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

For the year ended June 30, 2003, net cash provided by investing activities increased to approximately $1.9 million from approximately $833,000 for the year ended June 30, 2002. The principal increase in cash is due to the maturity of marketable securities and decrease in purchases of marketable securities.

Working capital was approximately $1.9 million at June 30, 2003, a decrease of approximately $1.6 million from June 30, 2002 due primarily to the Company's net loss for the year. A substantial portion of the Company's total assets consists of cash and marketable securities classified as available for sale securities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the year ended June 30, 2003, realized gains on the Company's marketable securities were approximately $55,000, and unrealized net gains of approximately $118,000.

At June 30, 2003 the Company had cash and liquid marketable securities of approximately $1.8 million. The Company believes that its available cash will be sufficient to satisfy its requirements for at least the fiscal year ending June 30, 2004.

Sangui AG has entered negotiations with distribution partners for its skin regeneration and related products. The current state of marketing preparations has induced management to believe that revenues from these products may be obtainable in the course of the current fiscal year. Given the cost containment achieved during the restructuring management believes that the Company's cash position should be sufficient to cover its financing for at least another fiscal year and that the planned revenues should help to build a sustainable financial basis.

However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7: FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Sangui BioTech International, Inc.

We have audited the accompanying consolidated balance sheet of Sangui BioTech International, Inc. and its subsidiaries (collectively, the "Company") as of June 30, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui BioTech International, Inc. and its subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.



CORBIN & COMPANY, LLP

Irvine, California, U.S.A.
September 9, 2003

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      June 30,
                                                                       2003
                                                                   ------------
Current assets
      Cash and cash equivalents                                    $    956,531
      Available for sale securities                                     799,068
      Taxes receivable                                                  182,820
      Prepaid expenses and other assets                                  91,416
                                                                   ------------
           Total current assets                                       2,029,835
Property and equipment-net                                              160,117
Patents and licenses-net                                                 19,804
                                                                   ------------
Total assets                                                       $  2,209,756
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                        $    125,816
                                                                   ------------
Commitments and contingencies
Stockholders' equity
      Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued and outstanding                         --
      Common stock,  no par value, 50,000,000 shares
        authorized, 40,655,363 shares issued and outstanding         18,345,491
      Additional paid-in capital                                      2,000,000
      Accumulated other comprehensive income                            492,706
      Accumulated deficit                                           (18,754,257)
                                                                   ------------
      Total stockholders' equity                                      2,083,940
                                                                   ------------
Total liabilities and stockholders' equity                         $  2,209,756
                                                                   ============

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                       Year ended June 30,
                                                   ------------    ------------
                                                       2003            2002
                                                   ------------    ------------
Revenues                                           $         --    $         --
Operating expenses:
Research and development                                846,657       1,287,193
General and administrative                            1,196,272       1,561,252
Depreciation and amortization                           309,024         148,262
Compensation expense related to stock options                --       1,000,000
Amortization of prepaid consulting fees                      --         661,169
                                                   ------------    ------------
Total operating expenses                              2,351,953       4,657,876
Other income:
Interest income                                          68,913          70,940
Other income                                            111,414          95,290
                                                   ------------    ------------
Total other income                                      180,327         166,230
Loss from continuing operations                      (2,171,626)     (4,491,646)
Loss from discontinued operations                      (138,997)       (305,862)
                                                   ------------    ------------
Net loss                                             (2,310,623)     (4,797,508)
Other comprehensive income:
Foreign currency translation adjustments                254,011         468,218
Unrealized gain on marketable securities                 75,753          51,094
                                                   ------------    ------------
Comprehensive loss                                 $ (1,980,859)   $ (4,278,196)
                                                   ============    ============
Net loss available to common shareholder per
   common share:
Net loss from continuing operations                $      (0.05)   $      (0.11)
                                                   ============    ============
Net loss from discontinued operations              $      (0.01)   $      (0.01)
                                                   ============    ============
Net loss                                           $      (0.06)   $      (0.12)
                                                   ============    ============
Basic and diluted weighted average
number of common shares outstanding                  40,655,363      40,622,703
                                                   ============    ============

                       Sangui Biotech International, Inc.
                 Consolidated Statements of Stockholders' Equity

For the years ended June 30, 2003 and 2002

                                                                                                               Accumulated
                                                          Common Stock          Additional                        Other
                                                  -------------------------      Paid-in         Prepaid       Comprehensive
                                                    Shares       Amount          Capital     Consulting Fees   Income (Loss)
                                                  --------------------------------------------------------------------------
Balance at July 1, 2001                           40,514,363   $ 18,305,881   $  1,000,000   $   (661,169)   $   (356,370)
Compensation expense related to stock options             --             --      1,000,000             --              --
Amortization of prepaid consulting fees                   --             --             --        661,169              --
Issuance of common stock for consulting              141,000         39,610             --             --              --
Currency translation adjustments                          --             --             --             --         468,218
Unrealized gain on marketable securities
and cash equivalents                                      --             --             --             --          51,094
Net loss                                                  --             --             --             --              --
                                                  --------------------------------------------------------------------------
Balance at June 30, 2002                          40,655,363     18,345,491      2,000,000             --         162,942
Currency translation adjustments                          --             --             --             --         254,011
Unrealized gain on marketable securities
and cash equivalents                                      --             --             --             --          75,753
Net loss                                                  --             --             --             --              --
                                                  --------------------------------------------------------------------------
Balance at June 30, 2003                          40,655,363   $ 18,345,491   $  2,000,000   $         --    $    492,706
                                                  ==========================================================================

                                                                    Total
                                                Accumulated      Stockholders'
                                                  Deficit          Equity
                                               ----------------------------
Balance at July 1, 2001                        $(11,646,126)   $  6,642,216
Compensation expense related to stock options            --       1,000,000
Amortization of prepaid consulting fees                  --         661,169
Issuance of common stock for consulting                  --          39,610
Currency translation adjustments                         --         468,218
Unrealized gain on marketable securities
and cash equivalents                                     --          51,094
Net loss                                         (4,797,508)     (4,797,508)
                                               ----------------------------
Balance at June 30, 2002                        (16,443,634)      4,064,799
Currency translation adjustments                         --         254,011
Unrealized gain on marketable securities
and cash equivalents                                     --          75,753
Net loss                                         (2,310,623)     (2,310,623)
                                               ----------------------------
Balance at June 30, 2003                       $(18,754,257)   $  2,083,940
                                               ============================

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended June 30,
                                                                              -----------    -----------
                                                                                  2003           2002
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(2,310,623)   $(4,797,508)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                               309,024        194,581
      Realized gain on sale of assets of discontinued operations                  (16,980)            --
      Loss on impairment of assets                                                106,927             --
      Realized gains on marketable securities                                     (55,072)       (61,000)
      Compensation expense related to stock options                                    --      1,000,000
      Amortization of prepaid consulting fees                                          --        661,169
      Foreign exchange transactions gains                                          (3,000)       (15,000)
      Estimated fair market value of common stock issued for
         services rendered                                                             --         39,610
Changes in operating assets and liabilities:
      Accounts receivable                                                          84,919         44,009
      Grant receivable                                                            214,321       (208,138)
      Inventories                                                                  16,362         18,309
      Taxes receivable                                                             56,347       (124,763)
      Prepaid expenses and other assets                                            43,789        146,944
      Accounts payable and accrued expenses                                      (441,415)       278,614
                                                                              -----------    -----------
Net cash used in operating activities                                          (1,995,401)    (2,823,173)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities                                       (1,684,600)    (4,846,151)
      Maturities of marketable securities                                       3,678,031      5,877,557
      Payment on note receivable                                                   20,000             --
      Purchase of property and equipment, patents and licenses                    (48,163)      (198,905)
                                                                              -----------    -----------
Net cash provided by investing activities                                       1,965,268        832,501
                                                                              -----------    -----------
Effect of exchange rate changes                                                   154,534        468,218
                                                                              -----------    -----------
Net decrease in cash and cash equivalents                                         124,401     (1,522,454)
Cash and cash equivalents, beginning of period                                    832,130      2,354,584
                                                                              -----------    -----------
Cash and cash equivalents, ending of period                                   $   956,531    $   832,130
                                                                              ===========    ===========
Supplemental disclosures:
      Cash paid during the period for:
      Interest                                                                $        --    $     1,127
                                                                              ===========    ===========
      Income taxes                                                            $       800    $       800
                                                                              ===========    ===========

During the year ended June 30, 2003, the Company recorded a note receivable for $60,000 from the sale of inventory and equipment related to its discontinued operations, which is recorded in prepaid expenses and other assets.

SANGUI BIO TECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2003

NOTE  1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its wholly owned subsidiaries, Sangui BioTech, Inc., SanguiBioTech AG, GlukoMediTech AG, and Sangui BioTech PTE Ltd., (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical products.

On June 30, 2003, GlukoMediTech AG ("Gluko AG") was merged into SanguiBioTech AG ("Sangui AG"). After completion of the merger, Sangui AG, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitute and blood additives) as well as in the development of glucose implant sensors.

The operations of Sangui BioTech, Inc. ("Sangui USA") were discontinued during 2002 upon the sale of its in vitro immunodiagnostics business and the subsequent merger of Sangui USA with and into the parent company, Sangui BioTech International, Inc., effective December 31, 2002 (see Note 8). Sangui BioTech PTE Ltd. ("Sangui Singapore") was a regional office for the Company that carried out research and development projects in conjunction with Sangui AG. The Company discontinued the operations of Sangui Singapore in August 2002 (see Note 8). The Singapore office was closed effective December 31, 2002.

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation. These reclassifications have no effect on previously reported net loss.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of long-lived assets, and valuation allowance on deferred tax assets.

Risks and Uncertainties
-----------------------

The Company's line of future pharmaceutical and cosmetic products (artificial oxygen carriers or blood substitute and additives) as well as other medical products being developed by Sangui AG, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

The Company's management believes, based on its current operating plan, its current cash and marketable securities balances totaling approximately $1.8 million at June 30, 2003, are sufficient to fund the Company's operations and working capital requirements at least through June 30, 2004. The Company is also considering various debt or equity funding opportunities. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

Financial Instruments
---------------------

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, marketable securities, and accounts payable and accrued expenses. The carrying amount of the Company's cash and cash equivalents and accounts payable and accrued expenses approximate their estimated fair values due to their short maturities. Marketable securities are stated at fair value based upon quoted market prices and are classified as available-for-sale securities.

Foreign Currency Translation
----------------------------

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity. Income and expenses are translated at weighted average exchange rates for the period. During fiscal 2003 and 2002, the Company had foreign exchange transaction gains included in other income of approximately $3,000 and $15,000, respectively.

Cash and Cash Equivalents
-------------------------

The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

Marketable Securities
---------------------

Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from net loss and are reported as a separate component of other comprehensive income in stockholders' equity. Realized gains and losses are included in other income and are determined based on the specific identification of the securities bought and sold (see Note 2).

Taxes Receivable
----------------

Taxes receivable balance of $182,820 as of June 30, 2003 includes foreign tax withholdings refund claims of which approximately $27,400 has been collected by the Company subsequent to fiscal 2003 and the remaining balance of $155,420 will be collected when the Company files its tax return for fiscal 2003.

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2003 and 2002 was approximately $283,000 and $177,000, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in the statement of operations. The Company will attempt to sell all of the equipment that it will no longer need related to the halt of the subsidization projects and might need to return some of the proceeds received from the sale of this equipment back to the German government (see Note 10).

Patents and Licenses
--------------------

Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the years ended June 30, 2003 and 2002, was approximately $26,000 and $17,000, respectively.

Impairment of Long-lived Assets
-------------------------------

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2003, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue, which could result in impairment on long-lived assets in the future.

Revenue Recognition
-------------------

Revenues from product sales are recognized at the time of shipment.

Research and Development
------------------------

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Grants
------

The Company received grants from the German government which were used to fund research and development activities and the acquisition of equipment (see Note
10). Revenue from grants for the reimbursement of research and development expenses were offset against research and development expenses when the related expenses were incurred. Grants related to the acquisition of tangible property were recorded as a reduction of the property's historical cost.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets when it is more likely than not that such tax assets will not be realized through future operations.

Accounting for Stock-based Compensation
---------------------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended. The
Financial   Accounting  Standards  Board  ("FASB")  has  issued

SFAS No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.

The effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is immaterial for fiscal 2002. There is no stock-based employee compensation expense under APB 25 or pro forma adjustment under SFAS No. 123 for fiscal 2003, as the Company did not issue any stock-based compensation to employees since June 30, 2002 (see Note 5).

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2003 and 2002, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

Comprehensive Income (Loss)
---------------------------

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and unrealized gains (losses) on marketable securities and cash equivalents and are recorded as components of stockholders' equity.

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers, if any (see Note 11).

New Accounting Pronouncements
-----------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements for stock-based employee compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements. SFAS No. 148 was effective for the Company's June 30, 2003 fiscal year. The Company has applied the disclosure provisions of SFAS No. 148 in its consolidated financial statements and the accompanying notes.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 in fiscal 2003 and there was no effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

NOTE 2 - AVAILABLE FOR SALE  SECURITIES
Available for sale securities consist of the following at June 30, 2003:

                                                                                                     Unrealized
                                                            Cost             Fair Market Value          Gain
Corporate bonds due within one year                       $680,612                 $799,068        $  118,456

NOTE 3  -  PROPERTY  AND  EQUIPMENT

Property and equipment consists of the
following at June 30, 2003:

           Technical and laboratory equipment                                      $689,794
           Leasehold improvements                                                   250,724
           Office equipment                                                          30,008
                                                                         ------------------
                                                                                    970,526
           Less accumulated depreciation and amortization                          (810,409)
                                                                         ------------------
                                                                                   $160,117
                                                                         ==================

NOTE  4  -  PATENTS AND LICENSES

At June 30, 2003, patents and licenses totaled $124,186 less accumulated amortization of $104,382.

NOTE  5  -  STOCKHOLDERS'  EQUITY

Common Stock
------------

The Company is authorized to issue 50,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

In 1999, the Company issued 2,600,000 shares of its common stock to a consultant in exchange for a public relations/promotions contract covering the period January 1999 to December 2002, as amended in August 2000. The fair value of the services, $3,145,000, was being amortized ratably over the contract period. For the year ended June 30, 2002, the Company initially recognized $440,000 of amortization expense leaving an unamortized balance of the prepaid asset of $221,169. At June 30, 2002, management determined that no more benefit would be received in relation to the prepaid consulting fee and accordingly wrote off the remaining balance of the prepaid asset of $221,169 to amortization of prepaid consulting fees expenses.

During fiscal 2002, the Company issued 141,000 shares of restricted common stock valued at $39,610 as payment for consulting services.

Preferred Stock
---------------

The Company is authorized to issue 5,000,000 shares of non-voting no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates.

Stock Options
-------------

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements.

In November 1999, pursuant to an agreement with its chairman, the Company issued the chairman options to purchase 3,000,000 shares of common stock at an exercise price of $0.01 valued at $10,845,000 (under APB 25). The options could be exercised at the time the Company completes the development of the artificial oxygen carrier or the implantable sensor and receives regulatory approval from either Germany, the United States, or Singapore. The Company was amortizing the option value to compensation expense over the remaining estimated vesting period of the options since the Company was in the process of developing the artificial oxygen carrier and implantable sensor. The options were exercisable through June 30, 2009. As a result, the Company recognized compensation expense of $1,000,000 in fiscal 2002 related to the vesting of the options. Effective June 30, 2002, these options were cancelled by mutual agreement of both parties. No further compensation expense was recorded as a result of the cancellation. At June 30, 2003 and 2002, and during the year ended June 30, 2003, no options were issued or outstanding.

NOTE 6  -  INCOME  TAX  PROVISION

No current provision for income taxes for the years ended June 30, 2003 and 2002 is required, since the Company incurred net operating losses through June 30, 2003.

Income tax expense for the years ended June 30, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

                                                                     2003           2002
                                                                 -----------    -----------
Income tax benefit at U.S. federal statutory rates               $  (786,000)   $(1,631,000)
Net operating losses not benefited                                   921,800      1,631,800
State and local income taxes, net of federal income tax effect      (135,800)          (800)
                                                                 -----------    -----------
                                                                 $        --    $        --
                                                                 ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2003 are presented below:

                 Deferred tax assets:
                 Net operating losses       $ 5,300,000
                 Less valuation allowance    (5,300,000)
                                            -----------
                 Net deferred tax assets    $        --
                                            ===========

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $5.3 million, $2.7 million and $8.2 available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2004 and 2013. The foreign net operating loss carryforwards do not have an expiration period.

NOTE 7  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2003 and 2002:

                                                                                 2003             2002
                                                                            --------------    ------------
Numerator for basic and diluted loss per common share -  net loss           $   (2,310,623)   $ (4,797,508)
                                                                            ==============    ============
Denominator  for basic  and  diluted  loss per  common  share -  weighted
average shares                                                                  40,655,363      40,622,703
                                                                            ==============    ============
Basic and diluted loss per common share                                     $        (0.06)   $      (0.12)
                                                                            ==============    ============

NOTE 8 - DISCONTINUED OPERATIONS

Sangui USA manufactured in vitro immunodiagnostic blood test kits that have been primarily sold in the United States and Europe. The Company decided to discontinue the in vitro immunodiagnostics business in August 2002, sold Sangui USA's inventory and property and equipment to an unrelated party for $60,000, and closed the facility. The sale resulted in a gain of $16,980, which is included as part of loss from discontinued operations in the accompanying statements of operations for the year ended June 30, 2003. In July 2002, the Company received $100,000 as part of an agreement to cease manufacturing and selling certain blood test kits which is included in loss from discontinued operations in the accompanying statements of operations for the year ended June 30, 2003. The Company decided to discontinue the operations of Sangui Singapore in August 2002, recorded an impairment loss on property and equipment of $106,927, and closed the facility effective December 31, 2002.

Components of amounts reflected in the accompanying consolidated statements of operations and comprehensive loss for the years ended June 30, 2003 and 2002 are presented below:

                                      2003                                   2002
                        SANGUI       SANGUI                     SANGUI      SANGUI
                         USA        SINGAPORE      Total         USA       SINGAPORE      Total
                       ---------    ---------    ---------    ---------    ---------    ---------
Sales                  $ 138,542    $      --    $ 138,542    $ 571,742    $      --    $ 571,742
Cost of sales             94,747           --       94,747      364,182           --      364,182
Operating expenses        88,564      107,644      196,208      288,904      224,518      513,422
                       ---------    ---------    ---------    ---------    ---------    ---------
Loss from operations     (44,769)    (107,644)    (152,413)     (81,344)    (224,518)    (305,862)
Other income             116,980        3,363      120,343           --           --           --
Impairment of assets          --     (106,927)    (106,927)          --           --           --
                       ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from
 discontinued
 operations            $  72,211    $(211,208)   $(138,997)   $ (81,344)   $(224,518)   $(305,862)
                       =========    =========    =========    =========    =========    =========

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has an agreement with the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were paid or earned in fiscal 2003 and 2002.

Effective June 30, 2002, options to purchase 3,000,000 shares of the Company's common stock, which were issued to the President and CEO of the Company in fiscal 2000, were cancelled (see Note 5).

NOTE 10  -  COMMITMENTS  AND  CONTINGENCIES

Operating Leases
----------------

The Company leases its office and laboratory facilities in Germany under an operating lease that expires in May 2004.

Future minimum lease payments under this lease at June 30, 2003 are $68,000 for the fiscal 2004.

Rent expense was approximately $138,000 and $210,000 for the years ended June 30, 2003 and 2002, respectively.

Grants
------

In 1998 and 1999, Sangui AG and Gluko AG, respectively, received grants from the government of the German state of North Rhine-Westphalia within the framework of the state's technology program for business supporting their respective development projects. These grants were designed to cover 40% of eligible research and development costs and capital expenditures subject to the Company's ability to cover the remaining 60% of the costs. The grants for Sangui AG and Gluko AG originally totaled approximately $1.8 million and $2.2 million, respectively.

Through December 31, 2002, Sangui AG and Gluko AG had received approximately $1.3 million and $700,000, respectively, to promote their development projects. In fiscal 2003 and 2002, the Company recorded approximately $256,000 and $379,000 of research and development expenditures, respectively, and $10,000 and $62,000 of capital expenditures, respectively. The grants were recorded as a reduction of research and development costs and as a reduction of the historical cost of certain property and equipment.

At the beginning of 2003, the subsidization of the projects was halted because it was determined that the counter-financing for the attainment of further project milestones could no longer be secured with the remaining financial resources of the Company. In addition, the Company will make efforts to sell all of the subsidized equipment that it will no longer need first to its employees and secondly to third parties. For any equipment that is sold to third parties only, the Company must return the proportion of the proceeds that corresponds to the subsidy level to the government of the German state of North Rhine-Westphalia. The Company will also make efforts to find a successor tenant for its clean room in order to avert the deconstruction costs that would be incurred if Sangui AG had to return the premises to their original condition when they were first occupied. At present, the Company has not been able to sell any of the subsidized equipment or find a tenant. The Company is continuously looking for industrial partners for the oxygen carrier and glucose sensor projects. Should this succeed, the projects, for which experiments have now been halted, would be reactivated.

Litigation
----------

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

Indemnities and Guarantees
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 11 - BUSINESS SEGMENTS

The Company reports it business segments based on geographic regions, which are as follows as of June 30, 2003 and for the years ended June 30, 2003 and 2002:

                                                      2003              2002
                                                  -----------       -----------
NET SALES
Sangui AG                                         $        --       $        --
Sangui BioTech International, Inc.                         --                --
Sangui USA                                            138,542           571,742
Sangui Singapore                                           --                --
                                                  -----------       -----------
                                                  $   138,542       $   571,742
                                                  ===========       ===========
NET INCOME (LOSS)
Sangui AG                                         $(1,836,547)      $(2,321,281)
Sangui BioTech International, Inc.                   (335,079)       (2,170,365)
Sangui USA                                             72,211           (81,344)
Sangui Singapore                                     (211,208)         (224,518)
                                                  -----------       -----------
                                                  $(2,310,623)      $(4,797,508)
                                                  ===========       ===========
DEPRECIATION AND AMORTIZATION
Sangui AG                                             309,024           148,262
Sangui BioTech International, Inc.                         --                --
Sangui USA                                                 --            13,981
Sangui Singapore                                           --            32,338
                                                  -----------       -----------
                                                  $   309,024       $   194,581
                                                  ===========       ===========
IDENTIFIABLE ASSETS
Sangui AG                                         $ 2,044,106
Sangui BioTech International, Inc.                    165,650
Sangui USA                                                 --
Sangui Singapore                                           --
                                                  -----------
                                                  $ 2,209,756
                                                  ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AN ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. Controls and Procedures

 (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and that such information is accumulated and communicated to our management, including CEO, President and CFO, to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

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

The directors as of June 30, 2003 were as follows:

NAME                                    AGE   ADDRESS                 RESIDENCE      CURRENT POSITION
-----------------------------------------------------------------------------------------------------------------
Prof. Wolfgang Barnikol, M.D., Ph.D:     69   Arndtstr. 8             Germany        Chairman, President, Chief
                                              58453 Witten                           Executive Officer, Executive
                                                                                     Director

Dora Malek                               45   Saturnstr. 19           Germany        Non-Executive Director
                                              85609 Aschheim

Prof. Joachim Lutz, M.D., Ph.D.          70   Thueringer Str. 24      Germany        Non-Executive Director
                                              97078 Wuerzburg

Christoph Ludz, D of Business            40   Neuer Wall 54           Germany        Non-Executive Director
Administration                                20354 Hamburg

Markus Volpers, D of Biology.            43   Gleueler Str. 269       Germany        Non-Executive Director
                                              50935 Koln

Dora Malek has resigned from her position as member of the board of directors effective September 15, 2003.

None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of the Company.

The day-to-day operations of SGBI are entrusted to the Executive Directors of the Company who are assisted by a management team of key executive officers (Executive Officers). The particulars of the Executive Officers as per June 30, 2003 are set out below:

NAME                                 AGE  ADDRESS                     RESIDENCE       CURRENT POSITION
Prof. Wolfgang Barnikol, M.D.,       69   Arndtstr. 8                 Germany         President and Chief
Ph.D:                                     58453 Witten                                Executive Officer

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

CHRISTOPH LUDZ, Doctor of Business Administration, (born 1963), has been a major shareholder of Sangui BioTech International Inc. for over three years. Christoph Ludz is the Managing Director of Treukonzept GmbH, a financial advisory company located in Hamburg, Germany. Prior to founding Treukonzept in 1998 he served in the Financial Advice and Private Placement departments of private bank M.M.Warburg. He moved there after having passed a two year bank traineeship at BHF Bank. Christoph Ludz studied business administration at Hamburg University (examination 1988) and passed his doctoral examinations in business administration at the same institution in 1997.

MARKUS VOLPERS, Doctor of Biology, (born 1960), is the CEO of ITB AG, a company based in Cologne, Germany, which focuses on IT-consulting and software services for health care. ITB's main product is a hospital information system. He also founded two companies in India specialising in large software projects and consulting services mainly for US clients. Prior to establishing ITB jointly with two partners in 1993, he had directed EnviControl GmbH a company for research and distribution of biological early warning systems since 1989. Markus Volpers holds a Diploma in Biology of Cologne University (1988) and passed his doctoral examinations in biology at the same institution in 1994.

Section 16(a) of the U.S. Securities Exchange Act of 1934 requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding stock of the Company to file reports of securities ownership and charges in such ownership with the SEC. Based solely upon a review of copies of the reports filed, the Company believes that during the year ended June 30, 2003, the filing requirements were complied with by its officers and directors, except that a former director of the Company, Mr. Helmut Kappes, did not comply with such reporting requirements.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

The following SGBI summary compensation table shows certain compensation information for services rendered in all capacities for the three fiscal years ended June 30, 2003, 2002 and 2001. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position            Year    Salary (1)      Other      Stock        Underlying
                                                               Annual     Compen-       Awards             LTIP      All other
                                                               Bonus      sation        SARs (#)         Options   compensation
-------------------------------------------------------------------------------------------------------------------------------
Prof. Wolfgang Barnikol               2003     115,927           0           0              0               0           0
       Chairman, CEO                  2002     115,884           0           0              0               0           0
                                      2001     105,922           0           0      3,000,000 (2)           0           0
Oswald Burkhard                       2003           0           0           0              0               0           0
        Vice President                2002           0           0           0              0               0           0
                                      2001        4775           0           0              0               0           0
Sieglinde Borchert                    2003           0           0           0              0               0           0
                                      2002      40,853           0           0              0               0           0
                                      2001      54,697           0           0              0               0           0
Detlev Frhr. Von Linsingen            2003           0           0           0              0               0           0
                                      2002      76,017           0           0              0               0           0
                                      2001       6,512           0           0              0               0           0
Harald Poetzschke                     2003           0           0           0              0               0           0
                                      2002      46,972           0           0              0               0           0
                                      2001      36,465           0           0              0               0           0
Patrick Onishi                        2003      13,389           0           0              0               0           0
         Secretary                    2002      70,000           0           0              0               0           0
                                      2001      70,000           0           0              0               0           0

     (1) All figures are expressed in United States Dollars ("USD"); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

     (2) These options were cancelled as of June 30, 2002.

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

Title of Class      Name and Address                          Amount and Nature of
                    of Beneficial Owner                       Beneficial Ownership         Percent of Class
------------------------------------------------------------------------------------------------------------
Common Stock        Dr. Wolfgang Barnikol                          1,853,600 (1)               4.56%
                    Arndstr.8
                    58453 Witten
                    Germany

Common Stock        Dr. Christoph Ludz                             1,420,000                   3,49%
                    Neuer Wall 54
                    20354 Hamburg
                    Germany

Common Stock        Dora Malek                                           200                     *
                    Saturnstr. 19
                    85609 Aschheim
                    Germany
                                                                   -----------------------------------------
Common Stock        All  Officers  and   Directors  as  a          2,648,200                   6.51%
                    Group (8 persons)

(1) Excludes 3,000,000 options to purchase common stock of the Company that were cancelled as of June 30, 2002. *Less than 0.1%

ITEM 12. CERTAIN TRANSACTIONS

Except as otherwise disclosed below, no Director, substantial shareholder or Executive Officer of the Company was or is interested in any transaction undertaken by SGBI within the last three years.

EURO-AMERICAN. Euro-American GmbH (EA) was a financial services corporation organized and established in Germany. Axel Kutscher, former Non-Executive Director of the Company, and Helmut Kappes, former Non-Executive Director of the Company, and substantial shareholders of the Company, are also directors and shareholders of EA. During 2000, the Company entered into a subscription with EA, a principal stockholder of the Company, valued at $7,712,000, of which the Company received $7,487,000. The balance, $225,000, was recorded as stock subscription receivable. On June 30, 2002, the Company's Board of Directors authorized the writing off of the $225,000 of stock subscription receivable.

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

ROYALTY ARRANGEMENT WITH PROFESSOR WOLFGANG BARNIKOL. On July 7, 1997, the Company entered into an agreement with Professor Barnikol pursuant to which Professor Barnikol assigned certain patents to the Company's German subsidiaries in exchange for a 3% royalty on products on net revenues developed by SanguiBioTech AG or GlukoMeditech AG. The royalty expires in 20 years or upon expiration of the patents. No royalties were paid or earned in fiscal 2003, 2002, and 2001.

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

3.2 (1) Bylaws of the Company(1)

3.3 Articles of Association of GlukoMeditech Aktiengesellschaft (2)

3.4 Articles of Association of SanguiBiotech Aktiengesellschaft (2)

3.5 Memorandum and Articles of Association of Sangui Biotech Singapore Pte. Ltd.
(3)

4.1 Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated October 12, 2000 (2) (cancelled as of June 30,
2003).

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

10.14 Prolongation Letter for SanguiBiotech AG Grants (4)

21.1 Subsidiaries of the Company (2)

31 Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32  Certification  Pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1) Filed as an Exhibit to the Report on Form 8-K filed on or about April 4, 2000 and incorporated herein by reference.

(2) Filed as an Exhibit to the original Report on Form 10-KSB filed on October 13, 2000.

(3) Filed as an Exhibit to the amended Report on Form 10-KSB filed on November 20, 2000.

(4) Filed as an Exhibit  to the Report on Form  10-KSB  filed on  September  28,
2002.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         INDEPENDENT PUBLIC ACCOUNTANTS
         ------------------------------

     (a) AUDIT FEES. During the fiscal years ended 2003 and 2002, the aggregate fees for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and annual report on Form 10-KSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, were $50,510 and $66,339, respectively.

     (b) AUDIT-RELATED FEES. During the fiscal years ended 2003 and 2002, fees for any audit-related services other than as set forth in paragraph (a) above. were $1,340 and $0, respectively.

     (c) TAX FEES. During the fiscal years ended 2003 and 2002 no fees were billed by Corbin & Company, LLP for tax compliance services. Our auditors did not provide tax planning advice during the fiscal years ended 2003 and 2002.

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


               Signatures                                     Title                                 Date
               ----------                                     -----                                 ----
/s/ Wolfgang Barnikol                     President, Chief Executive Officer and          September 27, 2003
---------------------------
Wolfgang Barnikol, M.D., Ph.D             Director

/s/ Joachim Lutz                          Director                                        September 27, 2003
---------------------------
Joachim Lutz, M.D.

/s/ Christoph Ludz                        Director                                        September 27, 2003
Christoph Ludz, D of Business
Administration.

/s/ Markus Volpers                        Director                                        September 27, 2003
Markus Volpers, D of Biology