Form 10QSB
period 2003-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2003-11-14
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title of each class of Common Stock              Outstanding at October 31, 2003
-----------------------------------------        -------------------------------
  Common  Stock,  no par  value                           40,655,363


Transitional  Small  Business  Disclosure  Format

(Check one);

Yes  [ ]   No  [X]

INDEX


                       SANGUI BIOTECH INTERNATIONAL, INC.

                       PART  I.  FINANCIAL  INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at September 30, 2003 (Unaudited)........3

         Consolidated Statements of Operations and Comprehensive Loss
         (Unaudited) Three Months Ended September 30, 2003 and 2002..........4

         Consolidated Statements of Cash Flows(Unaudited)
         Three Months Ended September 30, 2003 and 2002......................5

         Notes to Consolidated Financial Statements (Unaudited)..............6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10

Item 3.  Controls and Procedures............................................11

                         PART  II.  OTHER  INFORMATION

Item 1.  Legal Proceedings..................................................12

Item 2.  Change in Securities and Use of Proceeds...........................12

Item 3.  Defaults Upon Senior Securities....................................12

Item 4.  Submission of Matters to a Vote of Securities Holders..............12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                   SEPTEMBER 30,
                                                                      2003
                                                                   (UNAUDITED)
                                                                   -------------
Current assets

       Cash and cash equivalents                                    $  581,734
       Available for sale securities                                   811,177
       Taxes receivable                                                179,525
       Prepaid expenses and other assets                                79,486
                                                                    ----------
            Total current assets                                     1,651,922

Property and equipment-net                                             134,580

Patents and licenses-net                                                17,383

                                                                    ----------
Total assets                                                        $1,803,885
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

       Accounts payable and accrued expenses                     $    122,552
                                                                 ------------

Commitments and contingencies

Stockholders' equity

       Preferred stock, no par value; 5,000,000 shares
       authorized, no shares issued and outstanding                        --
       Common stock,  no par value, 50,000,000 shares
       authorized, 40,655,363 shares issued and outstanding        18,345,491
       Additional paid-in capital                                   2,000,000
       Accumulated other comprehensive income                         504,154
       Accumulated deficit                                        (19,168,312)
                                                                 ------------

       Total stockholders' equity                                   1,681,333

                                                                 ------------
Total liabilities and stockholders' equity                       $  1,803,885
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                        FOR THE
                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                       (UNAUDITED)
                                                           --------------------------------------
                                                                2003                    2002
                                                           ------------              ------------
Revenues                                                   $         --              $         --
Operating expenses:
Research and development                                        184,107                   229,706
General and administrative                                      211,218                   274,602
Depreciation and amortization                                    30,970                    45,595
                                                           ------------              ------------

Total operating expenses                                        426,295                   549,903
Other income:
Interest income                                                   7,916                    15,141
Other income                                                      4,324                    47,112
                                                           ------------              ------------
Total other income                                               12,240                    62,253

Loss from continuing operations                                (414,055)                 (487,650)

Loss from discontinued operations                                    --                   (47,059)

                                                           ------------              ------------
Net loss                                                       (414,055)                 (534,709)
Other comprehensive income (loss):
Foreign currency translation adjustments                           (661)                 (209,224)
Unrealized gain (loss)on marketable securities                   12,109                   (61,646)
                                                           ------------              ------------
Comprehensive loss                                         $   (402,607)             $   (805,579)
                                                           ============              ============
Loss available to common
stockholders per common share - basic and diluted:
Loss from continuing operations                            $      (0.01)             $      (0.01)
                                                           ============              ============
Loss from discontinued operations                          $         --              $         --
                                                           ============              ============
Net loss                                                   $      (0.01)             $      (0.01)
                                                           ============              ============
Basic and diluted weighted average
number of common shares outstanding                          40,655,363                40,655,363
                                                           ============              ============

   The accompanying notes are an integral part of these financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  FOR THE
                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                                 (UNAUDITED)
                                                                                       --------------------------------
                                                                                           2003                 2002
                                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $  (414,055)         $  (534,709)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         30,970               45,595
      Realized gains on sale of marketable securities                                           --              (34,263)
      Realized gain on sale of assets of discontinued operations                                --              (16,980)
      Loss on impairment of assets                                                              --              106,927
Changes in operating assets and liabilities:
      Accounts receivable                                                                       --               52,301
      Inventories                                                                               --               16,362
      Grant receivable                                                                          --               68,935
      Taxes receivable                                                                       3,295                   --
      Prepaid expenses and other assets                                                     11,930               95,678
      Accounts payable and accrued expenses                                                 (3,264)            (224,052)
                                                                                       -----------          -----------

Net cash used in operating activities                                                     (371,124)            (424,206)
                                                                                       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in marketable securities                                                         --             (682,607)
      Maturities of marketable securities                                                       --            1,117,898
      Purchase of property and equipment                                                    (1,830)             (21,150)
                                                                                       -----------          -----------

Net cash provided by (used in) investing activities                                         (1,830)             414,141
                                                                                       -----------          -----------

Effect of exchange rate changes                                                             (1,843)            (209,224)
                                                                                       -----------          -----------

Net decrease in cash and cash equivalents                                                 (374,797)            (219,289)

Cash and cash equivalents, beginning of period                                             956,531              832,130
                                                                                       -----------          -----------

Cash and cash equivalents, ending of period                                            $   581,734          $   612,841
                                                                                       ===========          ===========
Supplemental disclosures:
      Cash paid during the period for:
      Interest                                                                         $        --          $        --
                                                                                       ===========          ===========
      Income taxes                                                                     $        --          $        --
                                                                                       ===========          ===========

During the quarter ended September 30, 2002, the Company recorded a note receivable for $60,000 from the sale of inventory and equipment related to its discontinued operations, which is recorded in prepaid expenses and other assets.

   The accompanying notes are an integral part of these financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended September 30, 2003 are not indicative of the results that may be expected for the full fiscal year ending June 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the ("Company") have been engaged in the research, development, manufacture, and sales of medical products.

SanguiBioTech AG ("Sangui AG"), the Company's German subsidiary, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitute and blood additives) as well as in the development of glucose implant sensors. On June 30, 2003, GlukoMediTech AG, the Company's German subsidiary, was merged into Sangui AG.

The operations of Sangui BioTech, Inc. ("Sangui USA"), a wholly owned subsidiary of the Company, were discontinued during 2002.

The operations of Sangui Singapore, incorporated in Singapore in 1999 as a regional office for the Company, were discontinued during 2002.

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three months ended September 30, 2002 have been reclassified to conform to the three months ended September 30, 2003 presentation. These reclassifications have no effect on the previously reported net loss.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $19,168,312 as of September 30, 2003 and has been significantly reducing its working capital since June 30, 2003. The Company's management believes, based on its current operating plan, that its current cash and highly liquid marketable securities totaling approximately $1.4 million at September 30, 2003, are sufficient to fund the Company's operations and working capital requirements at least through September 30, 2004. There are no assurances, however, that the Company will generate sufficient cash flows from operations or complete any sales or financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan over an extended period of time. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Marketable Securities
---------------------

Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from net loss and are reported as a separate component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses are included in other income and are determined based on the specific identification of the securities bought and sold (see Note 3).

Revenue Recognition
-------------------

Revenues from product sales are recognized at the time of shipment.

Research and Development
------------------------

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Basic and Diluted Loss Per Common Share
---------------------------------------

Basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2003 and 2002, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

Comprehensive Income (Loss)
---------------------------

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and unrealized gains (losses) on marketable securities and are recorded as components of stockholders' equity.

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 6).

New Accounting Pronouncements
-----------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

NOTE 3 - AVAILABLE FOR SALE SECURITIES
--------------------------------------
Available for sale securities consist of the following at September 30, 2003:

                                       Cost   Fair market value  Unrealized Gain

Corporate bonds due within one year  $680,612      $811,177           $130,565
                                     ========      ========           ========

NOTE 4  - DISCONTINUED OPERATIONS
---------------------------------

Sangui USA manufactured in vitro immunodiagnostic blood test kits that were primarily sold in the United States and Europe. The Company decided to discontinue the in vitro immunodiagnostics business in August 2002, sold Sangui USA's inventory and property and equipment to an unrelated party for $60,000, and closed the facility. The sale resulted in a gain of $16,980 which is included as part of loss from discontinued operations in the accompanying statements of operations for the three months ended September 30, 2002. In July 2002, the Company received $100,000 as part of an agreement to cease manufacturing and selling certain blood test kits which is included in loss from discontinued operations in the accompanying statements of operations for the three months ended September 30, 2002. The Company decided to discontinue the operations of Sangui Singapore in August 2002, recorded an impairment loss on property and equipment of $106,927, and closed the facility effective December 31, 2002.

Components of amounts reflected in the accompanying consolidated statements of operations and comprehensive loss for the three months ended September 30, 2002 are presented below:
                                                   2002
                                                  ------
                                            Sangui       Sangui
                                             USA        Singapore       Total
                                          ---------     ----------    ---------
Sales                                     $ 138,542     $    --       $ 138,542
Cost of sales                                94,747          --          94,747
Operating expenses                           76,060        24,487       100,907
                                          ---------     ----------    ---------
Loss from continuing
operations                                  (32,265)      (24,487)      (57,112)
Other income                                116,980          --         116,980
Impairment
of assets                                      --        (106,927)     (106,927)
                                          ---------     ---------     ---------
Income(loss) from discontinued
operations
                                          $  84,715     $(131,774)    $ (47,059)
                                          =========     =========     =========

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

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

NOTE 6 - BUSINESS SEGMENTS
--------------------------

The Company reports it business segments based on geographic regions, which are as follows as of September 30, 2003 and for the three months ended September 30, 2003 and 2002:

                                                        2003            2002
                                                     -----------    -----------
NET SALES
Sangui AG                                            $      --      $      --
Sangui BioTech International, Inc.                          --             --
Sangui USA (included in discontinued operations)            --          138,542
Sangui Singapore                                            --             --
                                                     -----------    -----------
                                                     $      --      $   138,542
                                                     ===========    ===========
NET INCOME (LOSS)
Sangui AG                                            $  (364,173)   $  (398,328)
Sangui BioTech International, Inc.                       (49,882)       (89,322)
Sangui USA                                                  --           84,715
Sangui Singapore                                            --         (131,774)
                                                     -----------    -----------
                                                     $  (414,055)   $  (534,709)
                                                     ===========    ===========
DEPRECIATION AND AMORTIZATION
Sangui AG                                            $    30,970    $    45,595
Sangui BioTech International, Inc.                          --             --
Sangui USA                                                  --             --
Sangui Singapore                                            --             --
                                                     -----------    -----------
                                                     $    30,970    $    45,595
                                                     ===========    ===========
IDENTIFIABLE ASSETS
Sangui AG                                            $ 1,653,117
Sangui BioTech International, Inc.                       150,768
Sangui USA                                                  --
Sangui Singapore                                            --
                                                     -----------
                                                     $ 1,803,885
                                                     ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

The Company's clinical development projects are primarily in the preliminary stages. The Company is diligently developing several applications for its clinical development projects, but does not anticipate beginning any government protocols or clinical trials in the near term. In the course of the ongoing cost containment efforts, these projects were halted during the last fiscal year, after having achieved the planned milestones. The Company decided to reduce further expenditures in the blood substitute, blood additive and glucose sensor projects to the amount necessary to find financing, industrial or distribution partners for further development and marketing of the resulting products.

The Company's development projects related to cosmetic applications of its oxygen carrier are nearing completion. The Company has established contact with a German cosmetics vendor and is planning and preparing to jointly introduce this application as a cosmetic anti-aging product in the German market in the course of the current fiscal year.

Cost Savings
------------

In total, management has been able to reduce the Company's operating expenses by 23% to approximately $426,000 in the first three months of fiscal 2004, compared to approximately $550,000 in the respective period of last fiscal year. Research and development expenses and general and administrative expenses have been reduced by 20% and 23%, respectively, in the first three months of fiscal 2004 as compared to the respective period of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 13% to approximately $371,000 compared to approximately $424,000 net cash used in operating activities in the respective period of last fiscal year. Management assumes that the current planning is realistic and that the Company's funds and liquidity are sufficient to finance its activities at least through the period ending September 30, 2004.

FINANCIAL POSITION
------------------

The Company's current assets decreased approximately $378,000, or 19%, from June 30, 2003 to approximately $1.7 million at September 30, 2003. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $375,000. The decrease in cash and cash equivalents results primarily from funding the current year's operations of the Company with no revenues in the three month period ended September 30, 2003.

The Company's net property and equipment decreased approximately $25,000, or 16% from June 30, 2003 to approximately $135,000 at September 30, 2003. The decrease is primarily attributable to current year depreciation of approximately $31,000.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $403,000. The primary decrease is caused by the Company's current period net loss of approximately $414,000, and an increase in accumulated other comprehensive income of approximately $12,000 due to foreign currency translation adjustments and unrealized gains on marketable securities.

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2003 and 2002:

Sangui AG
---------

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 19% to approximately $184,000 in 2003 from approximately $230,000 in 2002. The decrease is due to the refocusing of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 11% to approximately $161,000 in 2003 from approximately $182,000 in 2002. This decrease is mainly attributed to decreased legal fees.

DEPRECIATION. Depreciation decreased 32% to approximately $31,000 in 2003 from approximately $46,000 in 2002. This decrease is mainly attributed to the ongoing restructuring of the German subsidiary.

Sangui BioTech International, Inc.
----------------------------------

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 46% to approximately $50,000 in 2003 from to approximately $93,000 in 2002. The decrease is due to decreased consulting and legal fees.

Consolidated
------------

NET LOSS. As a result of the above factors and the loss from discontinued operations (see Note 4), the Company's consolidated net loss was approximately $414,000, or $0.01 per common share, in 2003, compared to approximately $535,000, or $0.01 per common share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended September 30, 2003, net cash used in operating activities decreased to approximately $371,000 from approximately $424,000 in the corresponding period in 2002, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

For the three months ended September 30, 2003, net cash used in investing activities was approximately $2,000 compared to approximately $414,000 net cash provided by investing activities in the corresponding period in 2002. The principal decrease is due to the maturity of marketable securities and purchases of marketable securities in 2002. There was no maturity or purchase of marketable securities in 2003.

Working capital was approximately $1.5 million at September 30, 2003, a decrease of approximately $400,000 million from June 30, 2003 due primarily to the Company's net loss for the three month period. A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the three months ended September 30, 2003, there were no realized gains on the Company's marketable securities and unrealized gains were approximately $131,000.

At September 30, 2003, the Company had cash and liquid marketable securities of approximately $1.4 million. The Company believes that its available cash will be sufficient to satisfy its requirements at least through the period ending September 30, 2004. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On July 26, 2001, the Company filed a lawsuit in the United States District Court for the District of Colorado against Helmut Kappes, a director of the Company. In the lawsuit, the Company alleged that Mr. Kappes is engaged in conduct related to the Company's affairs that is fraudulent, dishonest and a gross abuse of his authority or discretion as a director and that his removal from the Company's Board of Directors would be in the best interest of the Company. In October 2002, the Court granted the motion of counsel to Mr. Kappes to withdraw from representation of Mr. Kappes. Upon consideration by the Board of Directors of the legal costs to prosecute the claims against Mr. Kappes and the likelihood of being able to collect on any obtained judgment, the Company has requested its attorneys to take the steps necessary to dismiss the liability claim. On November 5, 2003, the Court has issued an order to dismiss the lawsuit without prejudice.

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

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

Not applicable

ITEM 5 - OTHER INFORMATION
--------------------------

As of July 9, 2003, Dr. Christoph Ludz and Dr. Markus Volpers were elected Directors of Sangui BioTech International, Inc.

As of September 15, 2003, Dora Malek has resigned from her position as a Director of Sangui BioTech International, Inc. as well as from all other positions she held within the Company and its subsidiaries.

As of July 30, 2003, it was resolved to convert the Company's German subsidiary to a public limited company under German law (GmbH). The pertinent documents have been filed with the Registry Court in Witten, Germany. The conversion was registered effective November 4, 2003.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32. Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.
----------------------------------

By: /s/ Wolfgang Barnikol
    -----------------------------------------
     Wolfgang Barnikol
     President, Chief Executive Officer and
     Chief Financial Officer

Date: November 13, 2003