Form 10QSB
period 2003-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2004-02-17
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Yes  [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title of each class of Common Stock            Outstanding at February 16, 2004
-----------------------------------           --------------------------------
  Common  Stock,  no par  value                           40,655,363


Transitional Small Business Disclosure Format
(Check one);

Yes [ ]  No [X]

INDEX

                       SANGUI BIOTECH INTERNATIONAL, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at December 31, 2003 (Unaudited)..........3

        Consolidated Statements of Operations and Comprehensive Loss
        (Unaudited) Three and Six Months Ended December 31, 2003 and 2002....4

        Consolidated Statements of Cash Flows(Unaudited) Six Months
        Ended December 31, 2003 and 2002.....................................5

        Notes to Consolidated Financial Statements (Unaudited)...............6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................11

Item 3. Controls and Procedures.............................................13

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................13

Item 2. Change in Securities and Use of Proceeds............................13

Item 3. Defaults Upon Senior Securities.....................................13

Item 4. Submission of Matters to a Vote of Securities Holders...............13

Item 5. Other Information...................................................13

Item 6. Exhibits and Reports on Form 8-K....................................14

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  December 31,
                                                                      2003
                                                                  (Unaudited)
                                                                  -----------

Current assets
       Cash and cash equivalents                                 $    223,664
       Available for sale securities                                  878,624
       Taxes receivable                                               191,039
       Prepaid expenses and other assets                               51,654
                                                                 ------------
            Total current assets                                    1,344,981

Property and equipment-net                                            126,863

Patents and licenses-net                                               15,796
                                                                 ------------
Total assets                                                     $  1,487,640
                                                                 ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                     $     78,762
                                                                 ------------
Commitments and contingencies

Stockholders' equity
       Preferred stock, no par value, 5,000,000 shares
       authorized, no shares issued and outstanding                        --
       Common stock,  no par value, 50,000,000 shares
       authorized, 40,655,363 shares issued and outstanding        18,345,491
       Additional paid-in capital                                   2,000,000
       Accumulated other comprehensive income                         623,834
       Accumulated deficit                                        (19,560,447)
                                                                 ------------
       Total stockholders' equity                                   1,408,878
                                                                 ------------
Total liabilities and stockholders' equity                       $  1,487,640
                                                                 ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                         For The                                For The
                                                                    Three Months Ended                     Six Months Ended
                                                                        December 31,                          December 31,
                                                                        (Unaudited)                           (Unaudited)
                                                              -------------------------------       -------------------------------
                                                                   2003              2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Revenues                                                      $       --         $       --         $       --         $       --

Operating expenses:
Research and development                                           232,332            174,623            416,439            404,329
General and administrative                                         157,839            242,088            369,057            516,690
Depreciation and amortization                                       26,024             45,902             56,994             91,497
                                                              ------------       ------------       ------------       ------------

Total operating expenses                                           416,195            462,613            842,490          1,012,516

Other income:
Interest income                                                      6,744             24,295             14,660             39,436
Other income                                                        17,316             29,000             21,640             76,112
                                                              ------------       ------------       ------------       ------------
Total other income                                                  24,060             53,295             36,300            115,548

Loss from continuing operations                                   (392,135)          (409,318)          (806,190)          (896,968)

Loss from discontinued operations                                     --              (91,938)              --             (138,997)
                                                              ------------       ------------       ------------       ------------
Net loss                                                          (392,135)          (501,256)          (806,190)        (1,035,965)

Other comprehensive income (loss):
Foreign currency translation adjustments                            52,233             54,593             51,572           (154,631)
Unrealized (loss) gain on marketable securities                     67,447            (19,318)            79,556            (80,964)
                                                              ------------       ------------       ------------       ------------

Comprehensive loss                                            $   (272,455)      $   (465,981)      $   (675,062)      $ (1,271,560)
                                                              ============       ============       ============       ============

Net loss available to common
shareholders per common share:
Net loss from continuing operations                           $      (0.01)      $      (0.01)      $      (0.02)      $      (0.02)
                                                              ============       ============       ============       ============
Net loss from discontinued operations                         $       --         $       --         $       --         $        --
                                                              ============       ============       ============       ============
Net loss                                                      $      (0.01)      $      (0.01)      $      (0.02)      $      (0.03)
                                                              ============       ============       ============       ============

Basic and diluted weighted average
number of common shares outstanding                             40,655,363         40,655,363         40,655,363         40,655,363
                                                              ============       ============       ============       ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For The
                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                           (Unaudited)
                                                                                 --------------------------------
                                                                                     2003                 2002
                                                                                 -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $  (806,190)         $(1,035,965)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   56,994               91,497
      Realized gains on sale of marketable securities                                   --                (45,170)
      Realized gain on sale of assets of discontinued operations                        --                (16,980)
      Loss on impairment of assets                                                      --                106,927
Changes in operating assets and liabilities:
      Accounts receivable                                                               --                 84,919
      Inventories                                                                       --                 16,362
      Grant receivable                                                                  --                161,128
      Taxes receivable                                                                (8,219)              77,211
      Prepaid expenses and other assets                                               19,762                2,716
      Accounts payable and accrued expenses                                          (47,054)            (432,391)
                                                                                 -----------          -----------

Net cash used in operating activities                                               (784,707)            (989,746)
                                                                                 -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Increase in marketable securities                                                 --             (1,684,600)
      Maturities of marketable securities                                               --              2,296,671
      Collection of note receivable                                                   20,000                 --
      Purchase of property and equipment                                              (7,995)             (53,950)
                                                                                 -----------          -----------
Net cash provided by investing activities                                             12,005              558,121
                                                                                 -----------          -----------

Effect of exchange rate changes                                                       39,835             (154,631)
                                                                                 -----------          -----------
Net decrease in cash and cash equivalents                                           (732,867)            (586,256)

Cash and cash equivalents, beginning of period                                       956,531              832,130
                                                                                 -----------          -----------

Cash and cash equivalents, ending of period                                      $   223,664          $   245,874
                                                                                 ===========          ===========
Supplemental disclosures:
      Cash paid during the period for:
      Interest                                                                   $      --            $      --
                                                                                 ===========          ===========
      Income taxes                                                               $      --            $      --
                                                                                 ===========          ===========

During 2002, the Company received a note receivable for $60,000 from the sale of inventory and equipment related to its discontinued operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three- and six-month periods ended December 31, 2003 are not indicative of the results that may be expected for the full fiscal year ending June 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical products.

Effective November 4, 2003, SanguiBioTech AG was converted into SanguiBioTech GmbH ("Sangui GmbH"), a limited liability company under German law.

Sangui GmbH, the Company's German subsidiary, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitute and blood additives) as well as in the development of glucose implant sensors. On June 30, 2003, GlukoMediTech AG, the Company's German subsidiary, was merged into Sangui BioTech AG.

The operations of Sangui BioTech, Inc. ("Sangui USA"), a wholly owned subsidiary of the Company, were discontinued during 2002.

The operations of Sangui Singapore, incorporated in Singapore in 1999 as a regional office for the Company, were discontinued during 2002.

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three and six months ended December 31, 2002 have been reclassified to conform to the three and six months ended December 31, 2003 presentation. These reclassifications have no effect on previously reported net loss.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of taxes receivable, long-lived assets, and valuation allowance on deferred tax assets.

Risk and Uncertainties
----------------------

The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $19,560,447 as of December 31, 2003 and has been significantly reducing its working capital since June 30, 2003. The Company's management believes, based on its current operating plan, that its current cash and highly liquid marketable securities totaling approximately $1.1 million at December 31, 2003, are sufficient to fund the Company's operations and working capital requirements at least through September 30, 2004. There are no assurances, however, that the Company will generate sufficient cash flows from operations or complete any sales or financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan over an extended period of time. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Marketable Securities
---------------------

Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from net loss and are reported as a separate component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses are included in other income and are determined based on the specific identification of the securities bought and sold (see Note 3).

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

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2003 and 2002, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

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

NOTE 3 - AVAILABLE FOR SALE SECURITIES
--------------------------------------

Available for sale securities consist of the following at December 31, 2003:


                                        Cost      Fair market    Unrealized Gain
                                                     value

Corporate bonds due within one year   $680,612      $878,624        $198,012
                                      ========      ========        ========

NOTE 4 - DISCONTINUED OPERATIONS
--------------------------------

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

Components of amounts reflected in the accompanying consolidated statements of operations and comprehensive loss for the three months ended December 31, 2002 are presented below:

                                                        2002
                                        Sangui         Sangui
                                         USA          Singapore          Total
                                       --------       ---------        ---------
Sales                                  $     --        $     --        $     --
Cost of sales                                --              --              --
Operating expenses                       12,504          82,797          95,301
                                       --------        --------        --------
Loss from
 operations                             (12,504)        (82,797)        (95,301)
Other income                               --             3,363           3,363
Loss from
discontinued
operations                             $(12,504)       $(79,434)       $(91,938)
                                       ========        ========        ========

Components of amounts reflected in the accompanying consolidated statements of operations and comprehensive loss for the six months ended December 31, 2002 are presented below:

                                                        2002
                                        Sangui         Sangui
                                         USA          Singapore          Total
                                       --------       ---------        ---------
Sales                                 $ 138,542       $    --         $ 138,542
Cost of sales                            94,747            --            94,747
Operating expenses                       88,564         107,644         196,208
                                      ---------       ---------       ---------

Loss from operations                    (44,769)       (107,644)       (152,413)
Other income                            116,980           3,363         120,343
Impairment of assets                       --          (106,927)       (106,927)
                                      ---------       ---------       ---------
Income (loss) from
 discontinued
 operations                           $  72,211       $(211,208)      $(138,997)
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

NOTE 6 - BUSINESS SEGMENTS
--------------------------

The Company reports it business segments based on geographic regions, which are as follows:

                                                      Three months ended December 31,         Six months ended December 31,
                                                      -------------------------------        ------------------------------
                                                            2003           2002                 2003             2002
                                                            ----           ----                 ----             ----
Net sales:
----------
Sangui GmbH                                              $       --     $       --            $       --      $         --
Sangui Biotech International, Inc.                               --             --                    --                --
Sangui USA (included in discontinued operations)                 --             --                    --           138,542
Sangui Singapore                                                 --             --                    --                --
                                                        ---------------------------          ------------------------------
                                                         $       --     $       --            $       --      $    138,542
                                                        ===========================          ==============================
Net income (loss):
------------------
Sangui GmbH                                              $ (320,785)    $ (389,014)           $ (684,958)     $   (787,342)
Sangui Biotech International, Inc.                          (71,350)       (20,304)             (121,232)     $   (109,626)
Sangui USA                                                       --        (12,504)                   --            72,211
Sangui Singapore                                                 --        (79,434)                   --          (211,208)
                                                        ---------------------------          ------------------------------
                                                         $ (392,135)    $ (501,256)           $ (806,190)     $ (1,035,965)
                                                        ===========================          ==============================


Depreciation and amortization
-----------------------------
Sangui GmbH                                              $   26,024     $   45,902            $  56,994       $     91,497
Sangui Biotech International, Inc.                               --             --                   --                 --
Sangui USA                                                       --             --                   --                 --
Sangui Singapore                                                 --             --                   --                 --
                                                        ---------------------------          ------------------------------
                                                         $   26,024     $   45,902            $  56,994       $     91,497
                                                        ===========================          ==============================

Identifiable assets
-------------------
Sangui GmbH                                              $1,443,239
Sangui Biotech International, Inc.                           44,401
Sangui USA                                                       --
Sangui Singapore                                                 --
                                                        ------------
                                                         $1,487,640
                                                        ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

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

The Company's clinical development projects are primarily in the preliminary stages. The Company is diligently developing several applications for its clinical development projects, but does not anticipate beginning any government protocols or clinical trials in the near term. In the course of the ongoing cost containment efforts, these projects were halted during the last fiscal year, after having achieved the planned milestones. The Company decided to reduce further expenditures in the blood substitute, blood additive and glucose sensor projects to the amount necessary to find financing, industrial or distribution partners for further development and marketing of the resulting products. The Company has adopted a program aimed at cost reductions and at refocusing the Company's funds to accelerate time to market its most promising and mature products.

The Company's development projects related to cosmetic applications of its oxygen carrier are nearing completion. The Company has established contact with a German cosmetics vendor and is planning and preparing to jointly introduce this application as a cosmetic anti-aging product in the German market in the course of the current fiscal year.

Cost Savings
------------

In total, management has been able to reduce the Company's operating expenses by 17% to approximately $842,000 in the first six months of fiscal 2004, compared to approximately $1,013,000 in the respective period of last fiscal year. General and administrative expenses have been reduced by 29% in the first six months of fiscal 2004 as compared to the respective period of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 21% to approximately $785,000 compared to approximately $990,000 net cash used in operating activities in the respective period of last fiscal year. Management assumes that the current planning is realistic and that the Company's funds and liquidity are sufficient to finance its activities at least through the period ending September 30, 2004.

FINANCIAL POSITION
------------------

The Company's current assets decreased approximately $685,000, or 34%, from June 30, 2003 to approximately $1.3 million at December 31, 2003. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $733,000. The decrease in cash and cash equivalents results primarily from funding the current year's operations of the Company with no revenues in the three- and six-month periods ended December 31, 2003.

The Company's net property and equipment decreased approximately $33,000, or 21% from June 30, 2003 to approximately $127,000 at December 31, 2003. The decrease is primarily attributable to current year depreciation of approximately $57,000, partially offset by purchase of property and equipment of approximately $8,000.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $675,000. The primary decrease is caused by the Company's current period net loss of approximately

$806,000,   and  an  increase  in  accumulated  other  comprehensive  income  of approximately $131,000 due to foreign currency translation adjustments and unrealized gains on marketable securities.

RESULTS OF OPERATIONS
---------------------

Three months ended December 31, 2003 and 2002:

Sangui GmbH
-----------
RESEARCH AND DEVELOPMENT. Research and development expenses increased 33% to approximately $232,000 in 2003 from approximately $175,000 in 2002. The increase is due to the renewed continuation of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 60% to approximately $87,000 in 2003 from approximately $220,000 in 2002. This decrease is mainly attributed to the ongoing refocusing program.

DEPRECIATION. Depreciation decreased 43% to approximately $26,000 in 2003 from approximately $46,000 in 2002. This decrease is mainly attributed to the ongoing restructuring of the German subsidiary.

Sangui BioTech International, Inc.
----------------------------------
GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 223% to approximately $71,000 in 2003 from approximately $22,000 in 2002. The increase is due to increased consulting and legal fees.

Consolidated
------------
NET LOSS. As a result of the above factors and the loss from discontinued operations (see Note 4), the Company's consolidated net loss was approximately $392,000, or $0.01 per common share, in 2003, compared to approximately $501,000, or $0.01 per common share, in 2002.

Six months ended December 31, 2003 and 2002:

Sangui GmbH
-----------
RESEARCH AND DEVELOPMENT. Research and development expenses increased 3% to approximately $416,000 in 2003 from approximately $404,000 in 2002. The increase is due to the renewed continuation of research and development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 38% to approximately $248,000 in 2003 from approximately $401,000 in 2002. This decrease is mainly attributed to the ongoing refocusing program.

DEPRECIATION. Depreciation decreased 37% to approximately $57,000 in 2003 from approximately $91,000 in 2002. This decrease is mainly attributed to the ongoing restructuring of the German subsidiary.

Sangui BioTech International, Inc.
----------------------------------
GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 5% to approximately $121,000 in 2003 from approximately $115,000 in 2002. The increase is due to increased consulting and legal fees.

Consolidated
------------
NET LOSS. As a result of the above factors and the loss from discontinued operations (see Note 4), the Company's consolidated net loss was approximately $806,000, or $0.02 per common share, in 2003, compared to approximately $1 million, or $0.03 per common share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended December 31, 2003, net cash used in operating activities decreased to approximately $785,000 from approximately $990,000 in the corresponding period in 2002, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

For the six months ended December 31, 2003, net cash provided by investing activities decreased to approximately $12,000 from approximately $558,000 net cash provided by investing activities in the corresponding period in 2002. The principal decrease is due to the maturity of marketable securities and purchases of marketable securities in 2002. There was no maturity or purchase of marketable securities in 2003. Additionally, the Company decreased purchases of property and equipment during the six months ended December 31, 2003, compared to the corresponding period in 2002.

Working capital was approximately $1.3 million at December 31, 2003, a decrease of approximately $600,000 million from June 30, 2003 due primarily to the Company's net loss for the six-month period. A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the three and six months ended December 31, 2003, there were no realized gains on the Company's marketable securities and unrealized gains were approximately $67,000 and $80,000, respectively.

At December 31, 2003, the Company had cash and liquid marketable securities of approximately $1.1 million. The Company believes that its available cash will be sufficient to satisfy its requirements at least through the period ending September 30, 2004. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

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


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

None.

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

Not applicable.

ITEM 5 - OTHER INFORMATION
--------------------------

None.

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

Date: February 16, 2004