Form 10QSB
period 2004-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2004-05-17
CIK 1104280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Title of each class of Common Stock          Outstanding at May 14, 2004
-----------------------------------          -----------------------------------
Common Stock, no par value                   40,655,363

Transitional Small Business Disclosure Format
(Check one);

Yes [ ]  No [X]

INDEX

                       SANGUI BIOTECH INTERNATIONAL, INC.

                                                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at March 31, 2004 (Unaudited)..............3

        Consolidated Statements of Operations and Comprehensive
           Loss (Unaudited)Three and Nine Months Ended
           March 31, 2004 and 2003............................................4

           Consolidated Statements of Cash Flows(Unaudited)
           Nine Months Ended March 31, 2004 and 2003..........................5

           Notes to Consolidated Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................11

Item 3.  Controls and Procedures.............................................13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................14

Item 2. Change in Securities and Use of Proceeds.............................14

Item 3. Defaults Upon Senior Securities......................................14

Item 4. Submission of Matters to a Vote of Securities Holders................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................14

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      March 31,
                                                                         2004
                                                                     (Unaudited)
                                                                    -----------
Current assets
       Cash and cash equivalents                                    $   503,919
       Available for sale securities                                    242,035
       Taxes receivable                                                  82,830
       Prepaid expenses and other assets                                 52,266
                                                                    -----------
            Total current assets                                        881,050

Property and equipment-net                                              111,322

Patents and licenses-net                                                 13,504

                                                                    -----------
Total assets                                                        $ 1,005,876
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                        $    64,944
Commitments and contingencies
Stockholders' equity
       Preferred stock, no par value, 5,000,000 shares
       authorized, no shares issued and outstanding                        --
       Common stock,  no par value, 50,000,000 shares
       authorized, 40,655,363 shares issued and outstanding          18,345,491
       Treasury stock at cost, 100,000 shares                           (26,997)
       Additional paid-in capital                                     2,000,000
       Accumulated other comprehensive income                           577,470
       Accumulated deficit                                          (19,955,032)
                                                                    -----------
       Total stockholders' equity                                       940,932
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,005,876
                                                                    ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                           For The                             For The
                                                                     Three Months Ended                   Nine Months Ended
                                                                          March 31,                           March 31,
                                                                         (Unaudited)                         (Unaudited)
                                                              -------------------------------       -------------------------------
                                                                   2004               2003              2004               2003
                                                              ------------       ------------       ------------       ------------
Revenues                                                      $       --         $       --         $       --         $       --
Operating expenses:
Research and development                                           254,413            307,852            670,852            712,181
General and administrative                                         134,624            262,153            503,681            778,843
Depreciation and amortization                                       15,989            129,935             72,983            221,432
                                                              ------------       ------------       ------------       ------------
Total operating expenses                                           405,026            699,940          1,247,516          1,712,456
Other income:
Interest income                                                      4,989             14,423             19,649             53,859
Other income                                                         5,452             23,235             27,092             99,347
                                                              ------------       ------------       ------------       ------------
Total other income                                                  10,441             37,658             46,741            153,206
Loss from continuing operations                                   (394,585)          (662,282)        (1,200,775)        (1,559,250)
Loss from discontinued operations                                     --                 --                 --             (138,997)
                                                              ------------       ------------       ------------       ------------
Net loss                                                          (394,585)          (662,282)        (1,200,775)        (1,698,247)
Other comprehensive income (loss):
Foreign currency translation adjustments                            16,510            113,370             68,082            (41,261)
Unrealized (loss) gain on marketable securities                    (62,874)            (2,264)            16,682            (83,228)
                                                              ------------       ------------       ------------       ------------
Comprehensive loss                                            $   (440,949)      $   (551,176)      $ (1,116,011)      $ (1,822,736)
                                                              ============       ============       ============       ============
Net loss per common share - basic and diluted:
Loss from continuing operations                               $      (0.01)      $      (0.02)      $      (0.03)      $      (0.04)
                                                              ============       ============       ============       ============
Loss from discontinued operations                             $       --         $       --         $       --         $       --
                                                              ============       ============       ============       ============
Net loss                                                      $      (0.01)      $      (0.02)      $      (0.03)      $      (0.04)
                                                              ============       ============       ============       ============
Basic and diluted weighted average
number of common shares outstanding                             40,555,363         40,655,363         40,555,363         40,655,363
                                                              ============       ============       ============       ============

The accompanying notes are an integral part of these unaudited consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For The
                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                          (Unaudited)
                                                                                --------------------------------
                                                                                    2004                2003
                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $(1,200,775)         $(1,698,247)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                  72,983              221,432
      Realized loss (gains) on marketable securities                                    290              (53,495)
      Realized gain on sale of assets of discontinued operations                       --                (16,980)
      Loss on impairment of assets                                                     --                106,927
Changes in operating assets and liabilities:
      Accounts receivable                                                              --                 84,919
      Inventories                                                                      --                 16,362
      Grant receivable                                                                 --                214,321
      Taxes receivable                                                               99,990                 --
      Prepaid expenses and other assets                                              19,150              116,819
      Accounts payable and accrued expenses                                         (60,872)            (452,341)
                                                                                -----------          -----------

Net cash used in operating activities                                            (1,069,234)          (1,460,283)
                                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Increase in marketable securities                                                --             (1,846,531)
      Maturities of marketable securities                                           580,400            2,660,870
      Repurchase of the Company's common stock                                      (26,997)                --
      Collection of note receivable                                                  20,000               20,000
      Purchase of property and equipment                                             (9,730)             (32,911)
                                                                                -----------          -----------

Net cash provided by investing activities                                           563,673              801,428
                                                                                -----------          -----------

Effect of exchange rate changes                                                      52,949              (41,261)
                                                                                -----------          -----------
Net decrease in cash and cash equivalents                                          (452,612)            (700,116)

Cash and cash equivalents, beginning of period                                      956,531              832,130
                                                                                -----------          -----------

Cash and cash equivalents, ending of period                                     $   503,919          $   132,014
                                                                                ===========          ===========
Supplemental disclosures:
      Cash paid during the period for:
      Interest                                                                  $      --            $      --
                                                                                ===========          ===========
      Income taxes                                                              $      --            $       800
                                                                                ===========          ===========

During August 2002, the Company received a note receivable for $60,000 from the sale of inventory and equipment related to its discontinued operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three- and nine-month periods ended March 31, 2004 are not indicative of the results that may be expected for the full fiscal year ending June 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiaries (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical products.

SanguiBioTech GmbH ("Sangui GmbH"), the Company's German subsidiary, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitute and blood additives) as well as in the development of glucose implant sensors. Prior to June 30, 2003, the Company had two German subsidiaries, SanguiBioTech AG and GlukoMediTech AG. GlukoMediTech AG was merged into SanguiBioTech AG on June 30, 2003. Effective November 4, 2003, SanguiBioTech AG was converted into SanguiBioTech GmbH, a limited liability company under German law.

The operations of Sangui BioTech, Inc. ("Sangui USA"), a wholly owned subsidiary of the Company, were discontinued during 2002.

The operations of Sangui Singapore, incorporated in Singapore in 1999 as a regional office for the Company, were discontinued during 2002.

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three and nine months ended March 31, 2003 have been reclassified to conform to the three and nine months ended March 31, 2004 presentation. These reclassifications have no effect on previously reported net loss.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $19,955,032 as of March 31, 2004 and has been significantly reducing its working capital since June 30, 2003. The Company's management believes, based on its current operating plan, that its current cash and highly liquid marketable securities totaling approximately $746,000 at March 31, 2004, are sufficient to fund the Company's operations and working capital requirements at least through September 30, 2004. There are no assurances, however, that the Company will generate sufficient cash flows from operations or complete any sales or financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan over an extended period of time. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Marketable Securities
---------------------

Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from net income (loss) and are reported as a separate component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses are included in other income and are determined based on the specific identification of the securities bought and sold (see Note 3).

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

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2004 and 2003, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

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

NOTE 3 - AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of the following at March 31, 2004:

                                                 Fair market    Unrealized
                                       Cost         value          Gain
                                     ---------    ---------      --------
Corporate bonds due within one year  $ 190,359    $ 243,469      $ 53,110
                                     =========    =========      ========

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2004, the Company repurchased 100,000 shares of its common stock from a third party for cash of $26,997, which is reflected in stockholders' equity as treasury stock in the accompanying consolidated balance sheet. The Company's management intends to sell these shares in the near future.

NOTE 5  - DISCONTINUED OPERATIONS

Sangui USA manufactured in vitro immunodiagnostic blood test kits that were primarily sold in the United States and Europe. The Company decided to discontinue the in vitro immunodiagnostics business in August 2002, sold Sangui USA's inventory and property and equipment to an unrelated party for $60,000, and closed the facility. The sale resulted in a gain of $16,980 which is included as part of loss from discontinued operations in the accompanying statement of operations for the nine months ended March 31, 2003. In July 2002, the Company received $100,000 as part of an agreement to cease manufacturing and selling certain blood test kits which is included in loss from discontinued operations in the accompanying statement of operations for the nine months ended March 31, 2003. The Company decided to discontinue the operations of Sangui Singapore in August 2002, recorded an impairment loss on property and equipment of $106,927, and closed the facility effective December 31, 2002.

Components of amounts reflected in the accompanying consolidated statement of operations and comprehensive loss for the nine months ended March 31, 2003 are presented below:

                                    Sangui         Sangui
                                     USA          Singapore          Total
                                  ---------       ---------       ---------
Sales                             $ 138,542       $      --       $ 138,542
Cost of sales                        94,747              --          94,747
Operating expenses                   88,564         107,644         196,208
                                  ---------       ---------       ---------
Loss from operations                (44,769)       (107,644)       (152,413)
Other income                        116,980           3,363         120,343
Impairment of assets                     --        (106,927)       (106,927)
                                  ---------       ---------       ---------
Income (loss) from
 discontinued
 operations                       $  72,211       $(211,208)      $(138,997)
                                  =========       =========       =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - BUSINESS SEGMENTS

The Company reports it business segments based on geographic regions, which are as follows:

                                                                  Three months ended March 31,         Nine months ended March 31,
                                                                  -----------------------------       -----------------------------
                                                                     2004               2003              2004              2003
                                                                  -----------       -----------       -----------       -----------
Net sales:
Sangui GmbH                                                       $      --         $      --         $      --         $      --
Sangui Biotech International, Inc.                                       --                --                --                --
Sangui USA (included in discontinued operations)                         --                --                --             138,542
Sangui Singapore                                                         --                --                --                --
                                                                  -----------       -----------       -----------       -----------
                                                                  $      --         $      --         $      --         $   138,542
                                                                  ===========       ===========       ===========       ===========
Net income (loss):
Sangui GmbH                                                       $  (374,616)      $  (654,245)      $(1,059,574)      $(1,441,587)
Sangui Biotech International, Inc.                                    (19,969)           (8,037)         (141,201)      $  (117,663)
Sangui USA                                                               --                --                --              72,211
Sangui Singapore                                                         --                --                --            (211,208)
                                                                  -----------       -----------       -----------       -----------
                                                                  $  (394,585)      $  (662,282)      $(1,200,775)      $(1,698,247)
                                                                  ===========       ===========       ===========       ===========
Depreciation and amortization
Sangui GmbH                                                       $    15,989       $   129,935       $    72,983       $   221,432
Sangui Biotech International, Inc.                                       --                --                --                --
Sangui USA                                                               --                --                --                --
Sangui Singapore                                                         --                --                --                --
                                                                  -----------       -----------       -----------       -----------
                                                                  $    15,989       $   129,935       $    72,983       $   221,432
                                                                  ===========       ===========       ===========       ===========
Sangui GmbH                                                       $   932,878
Sangui Biotech International, Inc.                                     74,432
Sangui USA                                                               --
Sangui Singapore                                                         --
                                                                  -----------
                                                                  $ 1,007,310
                                                                  ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's development projects related to cosmetic and other external applications of its oxygen carrier are nearing completion. In addition, the Company holds licensing agreements with Russian manufacturers granting the Company exclusive marketing rights for certain medical products developed or produced in Russia. The Company has established contact with German cosmetics vendors and other industrial partners and is planning and preparing to jointly introduce related products in the German and other European markets in the course of the current fiscal year.

As of May 4, 2004, Sangui GmbH and Mercatura Cosmetics Biotech AG ("Mercatura"), a third party entity, have signed a letter of intent aiming at marketing "Pure Moisture", an anti-aging nano-formulation developed by Sangui GmbH. Under the proposed agreement, Sangui GmbH will license to Mercatura the exclusive right to sell the nano-emulsion in German and international markets.

Cost Savings
------------

In total, management has been able to reduce the Company's operating expenses by 29% to approximately $1.2 million in the first nine months of fiscal 2004, compared to approximately $1.7 million in the respective period of last fiscal year. General and administrative expenses have been reduced by 35% in the first nine months of fiscal 2004 as compared to the respective period of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 27% to approximately $1.1 million compared to approximately $1.5 million net cash used in operating activities in the respective period of last fiscal year. Management assumes that the current planning is realistic and that the Company's funds and liquidity are sufficient to finance its activities at least through the period ending September 30, 2004.

FINANCIAL POSITION

The Company's current assets decreased approximately $1.1 million, or 57%, from June 30, 2003 to approximately $881,000 at March 31, 2004. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $453,000 and a decrease in available for sale securities of approximately $557,000. The decrease in cash and cash equivalents and available for sale securities results primarily from funding the current year's operations of the Company with no revenues in the three- and nine-month periods ended March 31, 2004.

The Company's net property and equipment decreased approximately $49,000, or 31% from June 30, 2003 to approximately $111,000 at March 31, 2004. The decrease is primarily attributable to current year depreciation of approximately $73,000, partially offset by purchases of property and equipment of approximately $10,000.

The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $1.1 million. The primary decrease is caused by the Company's current period net loss of approximately $1.2 million, and an increase in accumulated other comprehensive income of approximately $84,000 due to foreign currency translation adjustments and unrealized gains on marketable securities.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003:

Sangui Gmbh
-----------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 18% to approximately $254,000 in 2004 from approximately $308,000 in 2003. The decrease is mainly attributed to the ongoing refocusing program.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 55% to approximately $115,000 in 2004 from approximately $253,000 in 2003. This decrease is mainly attributed to the ongoing refocusing program.

DEPRECIATION. Depreciation decreased 88% to approximately $16,000 in 2004 from approximately $130,000 in 2003. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

Sangui Biotech International, Inc.
---------------------------------
GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 122% to approximately $20,000 in 2004 from approximately $9,000 in 2003. The increase is due to increased consulting and legal fees.

Consolidated
------------
NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $395,000, or $0.01 per common share, in 2004, compared to approximately $662,000, or $0.02 per common share, in 2003.

Nine months ended March 31, 2004 and 2003:

Sangui Gmbh
-----------
RESEARCH AND DEVELOPMENT. Research and development expenses decreased 6% to approximately $671,000 in 2004 from approximately $712,000 in 2003. The decrease is mainly attributed to the ongoing refocusing program.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 45% to approximately $363,000 in 2004 from approximately $655,000 in 2003. This decrease is mainly attributed to the ongoing refocusing program.

DEPRECIATION. Depreciation decreased 67% to approximately $73,000 in 2004 from approximately $221,000 in 2003. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

Sangui Biotech International, Inc.
----------------------------------
GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 14% to approximately $141,000 in 2004 from approximately $124,000 in 2003. The increase is due to increased consulting and legal fees.

Consolidated
------------
NET LOSS. As a result of the above factors and the loss from discontinued operations (see Note 5), the Company's consolidated net loss was approximately $1.2 million, or $0.03 per common share, in 2004, compared to approximately $1.7 million, or $0.04 per common share, in 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2004, net cash used in operating activities decreased to approximately $1.1 million from approximately $1.5 million in the corresponding period in 2003, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

For the nine months ended March 31, 2004, net cash provided by investing activities decreased to approximately $564,000 from approximately $801,000 net cash provided by investing activities in the corresponding period in 2003. The principal decrease is due to the maturity of marketable securities and purchases of marketable securities in 2003. Additionally, the Company decreased purchases of property and equipment during the nine months ended March 31, 2004, compared to the corresponding period in 2003.

Working capital was approximately $816,000 at March 31, 2004, a decrease of approximately $1.1 million from June 30, 2003 due primarily to the Company's net loss for the nine-month period. A substantial portion of the Company's total assets consists of cash and highly liquid marketable securities classified as available for sale securities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. For the three and nine months ended March 31, 2004, the realized loss on the Company's marketable securities were approximately $290 and $290, respectively, and unrealized (losses) gains were approximately $(63,000) and $17,000, respectively.

At March 31, 2004, the Company had cash and liquid marketable securities of approximately $746,000. The Company believes that its available cash will be sufficient to satisfy its requirements at least through the period ending September 30, 2004. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

ITEM 4 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments. Exposure to foreign currency exchange rates is limited, as the Company has no operating business or staff outside Germany since March 31, 2002.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 27, 2003, the Company was served with a lawsuit (Langericht Bochum Court, Case No. 6 O 435/03). The lawsuit names among others SanguiBioTech AG as defendant. The plaintiff alleges that SanguiBioTech AG which was converted into Sangui GmbH in the meantime had neglected its duty in dealing with some of the plaintiff's Sangui BioTech International, Inc. shares. The court has called for a hearing on July 28, 2004. The plaintiff is seeking $134,000 compensation. The claim is believed to be of no merit.

On August 4, 2003, SanguiBioTech AG filed a lawsuit against a former director of the Company, claiming that some payments incurred by the defendant were unjustified under German law (Landgericht Munich I Court, Case No. 34 O
14027/03). The defendant denies that the claim is justified and has brought forward the opinion that he can claim additional fees. The plaintiff has rejected the defendant's opinion. A hearing of the court has not been scheduled yet. The financial risk related to this lawsuit does not exceed $1,000.

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32. Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

By:      /s/ Wolfgan Barnikol
         ---------------------
         Wolfgang Barnikol
         President, Chief Executive Officer and
         Chief Financial Officer

Date:    May 14, 2004