Form 10KSB
period 2004-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2005-02-25
CIK 1104280

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004         Commission File Number: 0-21271
                             _______________________

                       SANGUI BIOTECH INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its charter)

            Colorado                                             84-1330732
            --------                                             ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

Alfred Herrhausen Street 44, Witten Germany                        58455
-------------------------------------------                        -----
  (Address of principal executive offices)                       (Zip Code)


                                49 (2302) 915-200
                                -----------------
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

     The Issuer's revenues for the most recent fiscal year ended June 30, 2004, were approximately $23,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on January 26, 2005 based upon the average bid and ask price of the common stock on the pinksheets.com market segment for such date, was approximately $ 5,653,157. The number of shares of the Registrant's common stock issued and outstanding on January 26, 2005, was 43,655,363.

     Transitional Small Business Disclosure Format. Yes ___  No _X_

================================================================================


                               Table of Contents

Part I                                                                                                  Page
        ITEM 1        Description of Business                                                           1
        ITEM 2        Description of Property                                                           14
        ITEM 3        Legal Proceedings                                                                 15
        ITEM 4        Submission of Matters to a Vote of Security Holders                               15

Part II
        ITEM 5        Market for Common Equity, Related Stockholder Matters and Small Business
                      Issuer Purchases of Equity Securities                                             15
        ITEM 6        Management's Discussion and Analysis or Plan of Operation                         16
                        Grants                                                                          16
                        Sangui BioTech GmbH                                                             17
                        Sangui BioTech International Inc.                                               17
        ITEM 7        Financial Statements
                        Reports of Independent Registered Public Accounting Firms                       19
                        Consolidated Balance Sheet                                                      21
                        Consolidated Statements of Operations and Comprehensive Loss                    22
                        Consolidated Statements of Cash Flows                                           23
                        Consolidated Statements of Stockholders' Equity                                 24
                        Notes to Consolidated Financial Statements                                      25
        ITEM 8        Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                        33
        ITEM 8 A      Controls and Procedures                                                           33
        ITEM 8 B      Other Information                                                                 33

Part III
        ITEM 9        Directors and Executive Officers of the Registrant                                34
        ITEM 10       Executive Compensation                                                            37
        ITEM 11       Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholders Matters                                                              38
        ITEM 12       Certain Relationships and Related Transactions                                    38
        ITEM 13       Exhibits                                                                          39
        ITEM 14       Principal Accountant Fees and Services                                            41

                              CAUTIONARY STATEMENT

     Some of the statements contained in this Form 10-KSB for Sangui Biotech International, Inc. (the "Company" or "SGBI") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

o the success or failure of management's efforts to implement their business strategy;
o the ability of the Company to raise sufficient capital to meet operating requirements;
o    the uncertainty of consumer demand for our product;
o    the ability of the Company to protect its intellectual property rights;
o    the ability of the Company to compete with major established companies;
o    the effect of changing economic conditions;
o    the ability of the Company to attract and retain quality employees; and
o    other risks which may be described in future filings with the SEC.

     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART 1
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

                                     HISTORY

     Sangui BioTech, Inc. was incorporated in Delaware on August 2, 1996, and began operations in October 1996. In August 1997 a publicly held company, Citadel Investment System, Inc., a Colorado corporation (Citadel), acquired one hundred percent (100%) of the outstanding common shares of Sangui BioTech, Inc.; as a result, Sangui BioTech, Inc. became a wholly owned subsidiary of Citadel. Thereafter, Citadel changed its name to Sangui BioTech International, Inc. (the "Company" or "SGBI"). Until the end of fiscal year 2001/2002, SGBI's business operations were conducted through four wholly owned subsidiaries: Sangui BioTech, Inc., SanguiBioTech AG, GlukoMediTech AG, and Sangui Biotech Singapore Pte Ltd.

Sangui BioTech, Inc.
-------------------

     Sangui, BioTech, Inc. ("SBT") was principally engaged in the development and manufacturing of immunodiagnostic kits, which were sold by SBT in niche markets in the United States and Europe. During the first quarter of the June 30, 2003 fiscal year SBT sold its assets, and commenced the wind-down, of its U.S. business operation. SBT was merged with and into the SGBI effective December 31, 2002.

SanguiBioTech AG
----------------

     SanguiBioTech AG ("Sangui GmbH") was established and organized under the laws of Germany in Mainz, Germany, on November 25, 1995. Sangui GmbH is in the business of developing hemoglobin-based artificial oxygen carriers as blood additive and blood volume substitutes and variant products thereof. Sangui GmbH is also developing an anti-aging cosmetic based on these artificial oxygen carriers. The members of Sangui GmbH's supervisory board as of June 30, 2003 were Professor Joachim Lutz, M.D., Dora Malek, attorney-at-law, Oswald Burkhard, M.D., Ph.D., and Doris Barnikol-Keuten, Ph.D. Dora Malek resigned from her position as member of the supervisory board effective September 15, 2003. Effective November 4, 2003, SanguiBioTech AG was converted into SanguiBioTech GmbH, a limited liability company under German law.

     The facilities of Sangui GmbH are located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany.

GlukoMediTech AG
----------------

     GlukoMediTech AG ("Gluko AG") was established and organized under the laws of Germany in Mainz, Germany, on July 15, 1996. Gluko AG was developing long-term implantable glucose sensors, including by-products thereof, and diverse other sensors. Since additional financing for the next planned step of product development could not be secured Gluko AG was merged with Sangui GmbH effective June 30, 2002. While further development work in this area was halted, Sangui GmbH is working to secure the key patents relating to the Glucose Sensors and will continue to address potential strategic financial or industry partners.

Sangui Biotech Singapore Pte Ltd.
--------------------------------

     Sangui Biotech Singapore Pte Ltd. ("Sangui Singapore") was incorporated as a wholly owned subsidiary of SGBI in Singapore on May 15, 1999. Sangui Singapore was the Asia regional office for SGBI and was engaged in animal experiments in conjunction with the German subsidiaries. Effective January 31, 2003 the business was wound down and Sangui Singapore closed. As of February 25, 2004, the Registry of Companies and Businesses of the Republic of Singapore informed the company, that it would announce the projected strike-off from the register in its official Gazette on March 31, 2004. Upon expiration of another 3 months the name of Sangui Singapore would be struck off the register without further notice. The company assumes, therefore, that the strike-off was executed as of June 30, 2004.

     On March 30, 2000, SGBI acquired all the outstanding common stock of Felnam Investments, Inc., a Nevada corporation (Felnam). The transaction was funded through the issuance of 100,000 shares of SGBI's stock valued at $0 per share due to SGBI treating the transaction as a recapitalization of SGBI. In conjunction with the transaction, SGBI incurred approximately $180,000 of transaction costs that were charged to operations.

     To date, neither SGBI nor any of its subsidiaries has had profitable operations. The Company has never been profitable and, through June 30, 2004, SGBI's accumulated deficit has exceeded $20.3 million. The Company expects to continue to incur substantial losses over at least the next several years as it pursues its research and development efforts, testing activities and manufacturing operations. All of SGBI's potential products are in development stages. The Company will need to obtain substantial additional capital to fulfil its business plan.

     The Company has adopted a program aimed at cost reductions and at refocusing SGBI's funds to accelerate time to market for its most promising and mature products. Effective August 31, 2004, the company further reduced its activities for cost saving purposes. The Company's current key focus is on identifying industrial and distribution partners for its patents and products and on obtaining additional financial resources to finalize the certification processes of certain products. No assurance can be given that SGBI's program will be successful.

                             BUSINESS OF THE COMPANY

     The Company's mission is the development of novel proprietary products. The Company is developing its products through its wholly owned German subsidiary Sangui GmbH. The Company and Sangui GmbH are seeking to market and sell all or some of their products through partnerships with industry partners.

     The traditional focus of Sangui GmbH is on developing oxygen carriers capable of support of oxygen transport in humans in cases of acute and chronic lack of oxygen due to arterial occlusion, anaemia or blood loss due to surgery, accident, or other causes. Sangui GmbH is engaged in the development and commercialization of such artificial oxygen carriers by reproducibly synthesizing polymers out of native hemoglobin of defined molecular sizes. Sangui GmbH also develops external applications in the medical and cosmetic fields in the form of gels and emulsions for the regeneration of the skin.

     Sangui GmbH holds exclusive distribution rights for Chitoskin wound pads for the European Union and other countries. In addition, Sangui GmbH is a co-filer for a PTE patent for the production and use of glycosaminoglycans based on Chitosan and its derivatives.

ARTIFICIAL OXYGEN CARRIER
-------------------------

     Sangui GmbH develops several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities similar to native hemoglobin. These are (1) oxygen carrying blood additives and (2) oxygen carrying blood volume substitutes.

     In December 1997, Sangui GmbH decided that porcine hemoglobin should be used as basic material for its artificial oxygen carriers. In March 1999, Sangui GmbH came to the fundamental decision as to which hemoglobin hyperpolymer will go into preclinical investigation and that glutaraldehyde will be taken as cross linker and the polymer hemoglobin is chemically masked to prevent protein interaction in blood plasma. The fine adjustment of the formula of the artificial oxygen carriers - optimized for laboratory scale production - was finalized in the summer of 2000.

     The experiments completed in Sangui GmbH's laboratories demonstrated that it is possible to polymerize hemoglobins isolated from porcine blood resulting in huge soluble molecules, so-called hyperpolymers. In August 2000, Sangui GmbH finalized its work on the pharmaceutical formulation of the oxygen carrier for laboratory scale. In February 2001 a pilot production in a laboratory scale was carried out in SGBI's clean room. The product was applied in single volunteers in pilot self-experiments.

     The project of developing blood additives and blood substitutes was halted due to the lack of financing for the pre-clinical test phase of the blood additives. Sangui GmbH is continuing to address potential strategic financing and industry partners in order to enter pre-clinical testing. Subsequent to the period covered by this report, the first and second quarter of fiscal year 2004/2005, promising talks have been initiated with a leading German pharmaceutical company. No assurance can be given, however, that these talks will lead to any cooperation or contract in the course of the current fiscal year.

     According to regulatory requirements, all drugs have to pass through preclinical and clinical trials before approval (e.g. Federal Drug Administration approval, see Certain Business Risks below) and launching to the market. The Company's management believes that the European and FDA approval process will take at least several years.

OXYGEN CARRIERS AND OTHER FORMULATIONS FOR REGENERATION OF THE SKIN
-------------------------------------------------------------------

     The healthy skin is supplied with oxygen, both through the supply from inside and also through diffusion from outside. Lack of oxygen will cause degenerative alterations of various extent, ranging from premature aging, to surface damage, and open wounds. The cause for the lack of oxygen may be the normal aging process, but it may also be caused by burns or radiation. Impairment of the blood flow, for example caused by diabetes mellitus or by chronic venous insufficiency, can also lead to insufficient oxygen supply and resulting skin damage.

     The new hemoglobin-based preparations under development by Sangui GmbH have been designed to contribute to supporting the regeneration of the skin by improving its oxygen supply. In addition to this regenerative therapy, these preparations are also intended for purposes of prevention, for example, the improved oxygen supply of the skin in the course of a radiation therapy or in the course of an acne treatment. The key product Sangui GmbH is currently focussing on is an anti-aging formulation and treatment for the cosmetics market. The product was thoroughly tested by an independent research institute and received top marks for skin moisturization. Another row of tests is currently being carried out with regard to its anti-cellulite capacities that have shown encouraging interim results.

     As of June 30, 2004, Sangui GmbH had signed a letter of intent with cosmetics vendor Mercatura Biocosmetics AG, Achim, Germany ("Mercatura"). This letter of intent led to a marketing and distribution contract, which was signed in July 2004. Under the terms of the contract, Mercatura obtained from Sangui the exclusive right to manufacture, market und distribute the Sangui formulation for skin regeneration and anti-aging. The Company has sold to Mercatura a quantity of 60 kg of the preparation to be used in test sales, which began in September 2004. Mercatura will pay Sangui per unit licensing fees for each product package sold. The licensing fees will be between 5.5% and 8% of the ex-works price for the product, depending on the total revenue amount.

     Initially, the contract covers German-speaking areas only. Mercatura is obliged to submit on completion of its quarterly accounting its sales reports for the preceding quarter confirmed by an independent auditor. These reports will be the basis for the calculation of the royalties due to Sangui. The parties have agreed to extend the reach of this agreement to target markets world wide, if Sangui's formulation is included in the proposed cooperation between Mercatura and Wolfgang Joop GmbH. Mercatura is contractually obliged to confirm by February 28, 2005, whether or not Wolfgang Joop GmbH is willing to include the Anti-Aging formulation in their "Wunderkind" marketing program. Global distribution rights outside the German speaking countries will be returned to Sangui if Wolfgang Joop GmbH refrains from using the product.

CHITOSKIN WOUND PADS
--------------------

     The company is currently in the final phase of the CE certification of "CHITOSKIN" wound pads authorizing the distribution of these medical products in the European markets. It is anticipated that the CE certification will be granted in the course of the third quarter of Sangui's fiscal year 2004/2005. The "CHITOSKIN" trademark has been granted to the company for the European countries effective November 1, 2004. In the German market the wound pads will be distributed by Beese GmbH, of Norderstedt, Germany, a leading medical products distributor. A contract to this effect is currently being negotiated and will be entered into following CE certification. Joint pre-marketing activities have started. Negotiations with distributors in other regions including Spain, Turkey, various Middle Eastern countries, and China are under way.

PUBLIC GRANTS
-------------

     Sangui GmbH was granted a subsidy amounting to $1,535,300 for the period from April 8, 1998 to March 31, 2001 to promote a project known as "Development of a procedure for the production of synthetic oxygen carriers on the basis of hyperpolymer hemoglobins as a blood additive and a so-called blood substitute." In March 2001, an application to have the subsidy period extended to June 30, 2002 was approved. In March 2002, SGBI submitted a second application to the project authority, Julich (PtJ), to have the subsidy period extended; this was approved for the period up to December 31, 2002 with the notification of alteration dated July 2, 2002. Funds in the amount of $1,166,210 were received through December 31, 2002.

     On September 1, 1999, Gluko AG was granted $1,864,383 in funds approved for a period of three years to promote the project "Development of a permanently implantable glucose sensor and a controllable insulin pump for diabetics into a technical beta cell." In October 2001, an application was submitted to the project authority, Juelich (PtJ), to have the subsidy period extended until December 31, 2002; this was approved with the notification of alteration dated November 28, 2001. SGBI had received funds amounting to $563,775 through December 31, 2002.

     All remaining funds from both of the above-subsidized projects were returned as of December 31, 2002.

     The accomplishment of further milestones for 2003 would have required the allocation of funds for the 60% counter-financing of the subsidies at the beginning of the working phase. This was not possible due to lack of resources. The Company was therefore asked to either return the remaining funds or furnish immediate proof of the necessary counter-financing.

     To complete the project, a site inspection was held on March 10, 2003, by the project manager from the subsidizing authority, the goal of the discussions being to conclude the project by mutual consent.

The parties agreed on the following:

1. Efforts will be made to sell all of the equipment that was no longer needed. The first priority would be to offer subsidized equipment to employees on favorable terms. In this case, no proceeds (usually 40% of the proceeds in accordance with the 40% subsidy ratio) would have to be returned to the federal state of North-Rhine Westfalia.

2. If equipment is sold to third parties, the proportion of the proceeds that correspond to the level of subsidy as a proportion of the development funds must be returned to the state of North Rhine-Westphalia. None of the subsidized equipment has been sold to date.

3. Efforts will be made to find a successor tenant for the clean room in order to avert the deconstruction costs that would be incurred if Sangui GmbH had to return the premises to their original condition when they were first occupied. To date no new tenant has been found. In connection with this, Sangui GmbH submitted an offer to the landlord, the research and development centre (FEZ), according to which it would transfer the fixtures to FEZ for the symbolic price of one euro. There have been no additional negotiations or activities in this respect.

     It was agreed that the subsidizing authority would put together a written document of the results of the site inspection and send it to Sangui GmbH. No correspondence of this kind has been received to date.

     Sangui GmbH is still looking for industrial partners for the oxygen carrier and glucose sensor projects. Should this succeed, the projects, for which experiments have now been halted, would be reactivated and the clean room put back into operation.

PATENTS AND PROPRIETARY RIGHTS
------------------------------

     The Company has the policy of seeking patents covering its research and development and all modifications and improvements thereto. Sangui GmbH has been granted eighteen (18) patents. Furthermore, the subsidiary has applied for twenty-four (24) patents, most of which have been filed in Germany (DE), the USA
(US), and as an international patent application with the European Patent Office
(EP). Global patent applications are marked PCT. Four (4) patent applications are related to progress made in the final development stages of the external application of the artificial oxygen carriers.

1. Haemoglobin-Polymers

EP-P 0 685 492          "Process for the preparation of haemoglobin hyperpolymers of uniform molecular weight" (Patent Granted)
US-A 10/878,724

US-P 5,985,332          "Hemoglobins provided with ligands protecting the oxygen binding sites for useas artificial oxygen carriers
EP-P 0857 733           for direct application in medicine and biolgy, and method for the preparation thereof" (Patent Granted)

US-O 2004/0014641       "Mammalion haemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as
EP-O 1 299 457          artificial medical oxygen carriers, production and use thereof" (Patent Pending)

US-O 2004/0023851       "Method for the production of artificial oxygen carriers from covalently cross linking haemoglobin with
EP-O 1 249 385          improved functional properties of haemoglobin by cross-linking in the presence of chemically non-reacting effectors of the oxygen affinity of the haemoglobin" (Patent Pending)



US-O 2004/0029780       "Synthetic oxygen transport made from cross-linked modified human or porcine haemoglobin with improved
EP-O 1294386            properties, method for a preparation thereof from purified material and use thereof" (Patent Pending)

PCT-A 103 52 692        "Use of hypo-oncotic solutions of hyperpolymerised haemoglobins to be added to the human blood circulation
EP 2004/012363          in treatment of lung oedema" (Patents Pending)

2. GlucoTector

US-P 4,775,514          "Luminescent layers for use in apparatus for determining the oxygen concentration in gases and the like"
                        (Patent Granted)

DE-P 198 15 932         "Miniaturisation of a polarimetre for the analysis of low concentration components in liquid test materials on an optical basis as well as a device to perform the pertinent tests" (German and Japanese Patents
                        Granted)

US-P 6,577,393          "Polarimetric procedure for determining the (main) vibration plane of polarized light to about 0.1 m and
DE-P 198 26 294         miniaturized device for its implmentation" (Patents Granted)

DE-P 199 11 265         "Method for the measurement of the concentration of glucose in aequous solutions containing proteins, i.e.
                        in interstitial tissue fluids in particular, as well as implantable devices for carrying out said method"
                        (German Patent Granted)

EP-A 01 940 355         "Method for the long-term stable and well-reproducible spectrometric measurement of the concentrations of
DE-P 100 20 615         components of aqueous solutions, and device for carrying out said method" (German Patent Granted)

EP-A 01 940 355         "Refractometric method for carrying out long-term stable accurate measurements of the concentrations of
DE-P 100 30 027         dissolved substances and miniaturizable device for carrying out said method" (German Patent Granted; EP
                        Patent Pending)

US-A 10/312,142         "Device for combined and simultaneous use of several measuring methods for analysing components of a liquid
PCT-O WO 02/01202       mixture of several substances" (German Patent Granted; EP and US Patents Pending)
DE-P 100 30 920

3. External applications of artificial oxygen carriers

EP-P 1 301 169          "Preparation in the form of an emulsion that contains an oxygen carrier selected from hemoglobin or
US-O 2004/0022839       hemoglobin and myoglobin, for use as a topically applicable cosmetic and for the natural regeneration of the skin in the case of oxygen deficiency" (European Patent Granted)

EP-P 1 303 297          "Preparation containing an oxygen carrier for regeneration of the skin in thecase of oxygen deficiency"
US-O 2003/0180365       (European Patent Granted)

MARKETING AND DISTRIBUTION
--------------------------

     Sangui GmbH has not yet manufactured any of its products in commercial quantities. Sangui GmbH has limited experience in sales and marketing of products. It is, therefore, dependent on attracting industrial, marketing and distribution partners in order to succeed in selling its products in the respective markets.

RESEARCH AND DEVELOPMENT
------------------------

     Research and development expenses increased 5% to approximately $887,000 in 2004 from approximately $847,000 in 2003. This increase of $40,000 is due to the refocusing of research and development activities in 2004. Research and development expenses are mainly the salaries and fees of the company's employees and consultants. The increase this fiscal year is due to the employment of an additional certification expert, working on the CE certification of the Chitoskin wound pads.

GOVERNMENT REGULATION
---------------------

     SGBI and its former US subsidiary were subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which SGBI believes it and its subsidiaries are in material compliance.

     Although it is believed that SGBI and its US subsidiary were in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, and although no government concerns were put forward during or after the closing of the Santa Ana operations, there can be no assurance that the business, financial condition, and results of operations of SGBI and its subsidiaries will not be materially adversely affected by future government claims with regard to unlikely but not impossible infringements on these or other laws resulting from SGBI's former US operations.

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

COMPETITION
-----------

     The market for the products and technologies of SGBI is highly competitive, and SGBI expects competition to increase. Experiments and clinical testing in the field of artificial oxygen carriers are being carried out by Sangart Inc. of San Diego, California. Companies researching into the possibility of developing implantable glucose sensors include Roche Diagnostics, Animas, Corp., Frazer, Pennsylvania, and Medtronic Inc. of Sylmar, California. In the fields of anti-aging and anti-cellulite cosmetics, all major cosmetic vendors are actively marketing proprietary formulations. Leading wound pad providers include Johnson&Johnson, Bristol-Myers Squibb, as well as Beiersdorf AG.

DEPENDENCE ON MAJOR CUSTOMERS
-----------------------------

     At present the company entertains business relationships with only one customer, Mercatura Biocosmetics AG. No assurance can be given that this company will be successful in marketing the anti-aging product covered by the contract of July 12, 2004 mentioned previously.

HUMAN RESOURCES
---------------

     The Company considers its relations with its employees to be favorable. As of June 30, 2004 SGBI and its subsidiaries had 8 fulltime employees of which 5 were involved in research and development and 3 were responsible for administrative matters. Additionally, the Company had consulting arrangements with one individual as of that date. Subsequent to the period covered by this report, August 31, 2004, contracts with most of the employees were cancelled. As of December 1, 2004, the company employs 2 fulltime employees and have consulting arrangements with 5 persons. idends No Dividends

DIVIDENDS
---------

     The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

REPORTS TO SECURITY HOLDERS
---------------------------

     Copies of SGBI's reports, as filed with the Securities and Exchange Commission, are available and may be viewed as filed at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling 1-800-SEC-0330. Additionally they can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar by simply typing in "Sangui Biotech International" or at the corporate website http://www.sanguibiotech.com.

                             CERTAIN BUSINESS RISKS

     The risks and uncertainties described below are not the only ones facing SGBI and there may be additional risks that are not presently known or are currently deemed immaterial. All of these risks may impair business operations.

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, as well as other significant risks not normally associated with investing in equity securities of United States companies, among other things, those types of risk factors outlined below.

Risk that SGBI's Common Stock may be deemed a "Penny Stock"
----------------------------------------------------------

     The Company's common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks
(i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report SGBI's common stock has a price less than $5.00.

     If SGBI's Common Stock is at any time deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in SGBI's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in SGBI's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in SGBI's common stock to resell their shares to third parties or to otherwise dispose of them.

Conflicts of Interest; Related Party Transactions
-------------------------------------------------

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to receive more favorable terms from a related party.

Limited Operating History Of The Company; Losses Are Expected To Continue
-------------------------------------------------------------------------

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

Substantial Doubt that the Company Can Continue as a Going Concern
------------------------------------------------------------------

     The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

Future Capital Needs And Uncertainty Of Additional Funding
----------------------------------------------------------

     Although management believes that SGBI's cash position should be sufficient to cover its financing for at least the current fiscal year, substantial funds will be required to effect SGBI's development plans. The Company will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of those business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to SGBI's shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its technologies or product candidates. The inability of SGBI to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of SGBI. Moreover, if funds are not available from any sources, SGBI may not be able to continue to operate.

Dependence On Key Personnel
---------------------------

     The future success of SGBI will depend on the service of its key scientific personnel and, additionally, its ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in this industry and there can be no assurance that SGBI will be able to attract and retain personnel necessary for the development of the business of SGBI. Because of the intense competition, there can be no assurance that SGBI will be successful in adding technical personnel if needed to satisfy its staffing requirements. Failure to attract and retain key personnel could have a material adverse effect on SGBI.

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

Licenses and Consents
---------------------

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

Technological Factors
---------------------

     The market for the products and technology developed by SGBI is characterized by rapidly changing technology, which could result in product obsolescence or short product life cycles. Similarly, the industry is characterized by continuous development and introduction of new products and technology to replace outdated products and technology. Accordingly, the ability of SGBI to compete will be dependent upon the ability of SGBI to provide new and innovative products and technology. There can be no assurance that competitors will not develop technologies or products that render the proposed products and technology of SGBI obsolete or less marketable. SGBI will be required to adapt to technological changes in the industry and develop products and technology to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and SGBI does not have a source or commitment for any such funds and resources. Development efforts relating to the technological aspects of the various products and technologies to be developed by SGBI are not substantially completed. Accordingly, SGBI will continue to refine and improve those products and technologies. Continued refinement and improvement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialisation or significantly increased costs. In addition, there can be no assurance that those products and technologies will prove to be sufficiently reliable or durable in wide spread commercial application. The products or technologies sought to be developed by SGBI will be the result of significant efforts, which may result in errors that become apparent subsequent to widespread commercial utilization. In such event, SGBI would be required to modify such products or technologies and continue with additional research and development, which could delay the plans of SGBI and cause SGBI to incur additional cost.

Early Stage Of Product Development; Lack Of Commercial Products; No Assurance Of
--------------------------------------------------------------------------------
Successful Product Development
------------------------------

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

Market Acceptance
-----------------

     There can be no assurance that the products and technologies of SGBI will achieve a significant degree of market acceptance, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient (or substitute products developed) to permit SGBI to achieve or sustain market acceptance which could have a material adverse effect on the business, financial condition, and results of operations of SGBI.

Government Regulation; No Assurance of Product Approval
-------------------------------------------------------

     The clinical testing, manufacture, promotion, and sale of biotechnology and pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies prior to the introduction of those products. Management of SGBI believes that many of the potential products of SGBI will be regulated by the FDA under current regulations of the FDA. Other federal and state statutes and regulations may govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, advertising, distribution and promotion of certain products developed by SGBI. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, suspensions of regulatory approvals, product recalls, operating restrictions, re-labeling costs, delays in sales, cessation of manufacture of products, the imposition of civil or criminal sanctions, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

     The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, agencies in Germany, Singapore and other countries. Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of each product. Neither SGBI nor its subsidiaries can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted. Management of SGBI has no experience in obtaining regulatory clearance on these types of products. The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources. Any delays or failure by SGBI or its subsidiaries to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of SGBI to earn product or royalty revenue, and its results of operations, liquidity and capital resources.

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

Intense Competition
-------------------

     Competition in the biotechnology, pharmaceutical and cosmetic industries is intense and is expected to increase. In the field of its medical and cosmetic products SGBI and its subsidiaries compete directly with the research departments of biotechnology and pharmaceutical companies, chemical companies and, possibly, joint collaborations between chemical companies and research and academic institutions. Management of SGBI is aware that other companies and businesses have developed and are in the process of developing technologies and products, which may be competitive with the products and technologies developed and offered by SGBI. Eventually, this might include the field of blood additives where there is no direct competition at present. The biotechnology and pharmaceutical industries continue to undergo rapid change. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by SGBI or which would render the technology and products of SGBI obsolete. Many of the competitors of SGBI have substantially greater experience, financial and technical resources and production, marketing and development capabilities than SGBI. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than SGBI.

Uncertainties Associated With Patents And Proprietary Rights
------------------------------------------------------------

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

Risk Of Product Liability; Potential Unavailability Of Insurance
----------------------------------------------------------------

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

Uncertainties Relating To Pricing And Third-Party Reimbursement
---------------------------------------------------------------

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

Risk Of Product Recall; Product Returns
---------------------------------------

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

Risks Of International Sales And Operations
-------------------------------------------

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

Lack Of Commercial Manufacturing And Marketing Experience
---------------------------------------------------------

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

Hazardous Materials And Environmental Matters
---------------------------------------------

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

ITEM 2. PROPERTIES

     The Company's US laboratory facility consisted of approximately 3,360 square feet located in Santa Ana, California. Rent expense for the fiscal year ended June 30, 2003 was approximately $23,000. The facility was closed in the course of the first quarter, ended September 30, 2002. There was no more rent expense in the fiscal year ended June 30, 2004 in relation to this property.

     The German subsidiary is housed in approximately 8,600 square feet based in the Forschungs- und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense for the fiscal year ended June 30, 2004, was approximately $99,000.

     The Singaporean subsidiary was housed in approximately 3700 square feet at the Science Park II, Gemini Building. Rent expense for the fiscal year ended June 30, 2003 was approximately $12,000. The facility was closed in the course of the second quarter, ended December 31, 2002. There was no more rent expense in the fiscal year ended June 30, 2004 in relation to this property.

ITEM 3. LEGAL PROCEEDINGS

     On November 27, 2003, the company was served with a lawsuit, Landgericht Bochum Court, Case No. 6 O 435/03. The lawsuit named, among others, SanguiBioTech AG as defendant. The plaintiff alleged that SanguiBioTech AG, which was converted into SanguiBioTech GmbH in the meantime, had neglected its duty in dealing with some of the plaintiff's Sangui BioTech International, Inc., shares. A judgement was handed down subsequent to the period covered by this report on July 28th, 2004; the plaintiff's action has been dismissed. No appeal has been lodged.

     On August 4, 2003, SanguiBioTech AG filed a lawsuit against a former director of SGBI, claiming that some payments incurred by the defendant were unjustified under German law, Landgericht Munich I Court, Case No. 34 O 14027/03. The defendant denies that the claim is justified and has brought forward the opinion that he can claim additional fees. The plaintiff has rejected the defendant's opinion. The litigation is still pending. The financial risk related to this lawsuit does not exceed $1,000.

     The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to our security holders for approval during the fourth quarter covered by this Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     As of June 30, 2004, SGBI's common stock was traded on the OTC Bulletin Board operated by NASD under the symbol SGBI as well as on the OTC markets of the Berlin, Frankfurt and Hamburg stock exchanges in Germany. Due to the delay in filing this annual report, SGBI's common stock is presently traded on www.pinksheets.com under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany

     The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by the National Daily Quotation Service and the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                                                           CLOSING PRICES (US$)
FISCAL YEAR                   PERIOD                                    HIGH                    LOW

2004                          First quarter                             0.30                    0.08
                              Second quarter                            0.13                    0.10
                              Third quarter                             0.38                    0.22
                              Fourth quarter                            0.33                    0.17
2003                          First quarter                             0.35                    0.15
                              Second quarter                            0.35                    0.05
                              Third quarter                             0.09                    0.05
                              Fourth quarter                            0.30                    0.04

     In addition to freely tradable shares, SGBI has numerous shares of common stock outstanding that could be sold pursuant to Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including one of our affiliates, who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

     On September 30, 2004, the number of record holders of the Company's common stock was 938. The Company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     During the fiscal year ended June 30, 2002, the Company issued 141,000 shares of common stock for consulting services, valued at $39,610, based on the closing price of the Company's common stock on the date of issuance. The issuance was an isolated transaction not involving a public offering pursuant to Section (4) 2 of the Securities Act of 1933.

     There were no additional recent sales of unregistered securities during the previous three fiscal years prior to this report.

Subsequent Events

     In November and December 2004, the company sold 2,000,000 shares of common stock to two German investors yielding cash contribution of US$100,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES
                   ------------------------------------------

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

Grants
------

     Prior to December 31, 2002, the Company received grants from the German government which were used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses were offset against research and development expenses when the related expenses are incurred. Grants related to the acquisition of tangible property were recorded as a reduction of the property's historical cost.

     The following discussion contains forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from these forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

                       FISCAL 2004 COMPARED TO FISCAL 2003
                       -----------------------------------

FINANCIAL POSITION
------------------

     The Company's current assets decreased approximately $1.5 million, or 76%, from June 30, 2003 to approximately $486,000 million at June 30, 2004. The decrease is primarily attributable to a decrease in available for sale securities of approximately $799,000, and a decrease in cash and cash equivalents of approximately $646,000. The decrease in available for sale securities and cash and cash equivalents results primarily from funding the current year's operations of the Company with little or no revenues in the year ended June 30, 2004.

     The Company's net property and equipment decreased approximately $59,000 or 37%, from June 30, 2003 to approximately $101,000 at June 30, 2004. The decrease is primarily attributable to the current year depreciation of approximately $86,000.

     The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $1.5 million. The primary decrease is caused by the Company's current year net loss of approximately $1.6 million, combined with an increase in accumulated other comprehensive income of approximately $36,000 due to foreign currency translation adjustments and unrealized gains on marketable securities.

RESULTS OF OPERATIONS
---------------------

Sangui GmbH
-----------

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 5% to approximately $887,000 in 2004 from approximately $847,000 in 2003. This increase of $40,000 is due to the refocusing of research and development activities in 2004.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 40% to approximately $516,000 in 2004 from approximately $855,000 in 2003. This decrease of $339,000 is attributed to decreases in operating expenses due to the ongoing cost-cutting programs.

Sangui BioTech International, Inc.
---------------------------------

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 54% to approximately $156,000 in 2004 from approximately $341,000 in 2003. This decrease is primarily related to decreases in operating expenses due to the ongoing cost-cutting programs.

Consolidated
------------

     NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $1.6 million, or $0.04 per common share, in 2004, compared to approximately $2.3 million, or $0.06 per common share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the year ended June 30, 2004, net cash used in operating activities decreased to approximately $1.5 million from approximately $2.0 million for the year ended June 30, 2003, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

     For the year ended June 30, 2004, net cash provided by investing activities decreased to approximately $775,000 from approximately $2.0 million for the year ended June 30, 2003. The principal decrease is due to the maturity of marketable securities in prior years.

     Working capital was approximately $400,000 at June 30, 2004, a decrease of approximately $1.5 million from June 30, 2003 due primarily to the Company's net loss for the year. A substantial portion of the Company's total assets consists of cash.

     The Company incurred a net loss applicable to common stockholders of $1.6 million and used cash in operating activities of $1.5 million for the year ended June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Sangui GmbH has entered negotiations with distribution partners for its skin regeneration and related products. The current state of marketing preparations has induced management to believe that revenues from these products may be obtainable in the course of the current fiscal year. However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

     Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2004. The following are our critical accounting policies:

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

New Accounting Pronouncements
-----------------------------

     In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This Interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, FASB completed its deliberations regarding the proposed modification to FIN no. 46 and issued Interpretation Number 46 (R) "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46 (R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46 (R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2004. The adoption of FIN No. 46 (R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

ITEM 7: FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Sangui Biotech International, Inc. and Subsidiaries
Witten Germany


We have audited the accompanying consolidated balance sheet of Sangui Biotech International, Inc. and Subsidiaries (the Company) as of June 30, 2004 and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sangui Biotech International, Inc. and Subsidiaries as of June 30, 2004 and the results of their consolidated operations and their cash flows for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
December 29, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Stockholders of Sangui Biotech International, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Sangui Biotech International, Inc. and its subsidiaries (the "Company") for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sangui Biotech International, Inc. and its subsidiaries for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the Unites States of America.



CORBIN & COMPANY, LLP
Irvine, California, U.S.A.
September 9, 2003

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                     Assets
                                     ------

                                                                                                 June 30,
                                                                                                   2004
                                                                                               -----------
Current assets

  Cash and cash equivalents                                                                    $   310,959

  Accounts receivable                                                                               27,346

  Taxes receivable                                                                                 105,240

  Prepaid expenses and other assets                                                                 42,937
                                                                                               -----------
      Total current assets                                                                         486,482


Property and equipment-net                                                                         100,509

Deposits                                                                                            15,000

Patents and licenses-net                                                                             1,020
                                                                                               -----------

Total assets                                                                                   $   603,011
                                                                                               ===========


                       Liabilities & Stockholders' Equity
                       ----------------------------------

Current liabilities

  Accounts payable and accrued expenses                                                        $    85,723
                                                                                               -----------
      Total Current Liabilities                                                                $    85,723


Commitments and contingencies                                                                            -


Stockholders' equity

  Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                                                           -
  Common stock,  no par value, 50,000,000 shares
  authorized, 40,655,363 shares issued and outstanding                                          18,345,491

  Additional paid-in capital                                                                     2,000,000

  Treasury stock                                                                                   (28,098)

  Accumulated other comprehensive income                                                           528,669

  Accumulated deficit                                                                          (20,328,774)
                                                                                               -----------

  Total stockholders' equity                                                                       517,288
                                                                                               -----------

Total liabilities and stockholders' equity                                                     $   603,011
                                                                                               ===========

       See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                        Year ended June 30,
                                                                                -----------------------------------
                                                                                    2004                   2003
                                                                                ------------           ------------
Revenues                                                                        $     23,228           $          -

Cost of goods sold                                                                    16,438                      -
                                                                                ------------           ------------
Gross profit                                                                           6,790                      -


Operating expenses

  Research and development                                                           886,962                846,657

  General and administrative                                                         671,383              1,196,272

  Depreciation and amortization                                                       86,621                309,024
                                                                                ------------           ------------
Total operating expenses                                                           1,644,966              2,351,953


Other income                                                                          23,006                 68,913

  Interest income                                                                     40,653                111,414
                                                                                ------------           ------------
  Other income                                                                        63,659                180,327

Total Other Income


Loss from continuing operations                                                   (1,574,517)            (2,171,626)

Loss from discontinued operations                                                          -               (138,997)
                                                                                ------------           ------------
Net loss                                                                          (1,574,517)            (2,310,623)


Other comprehensive income

  Foreign currency translation adjustments                                            30,353                254,011

  Unrealized gain on marketable securities                                             5,610                 75,753
                                                                                ------------           ------------
Comprehensive loss                                                              $ (1,538,554)          $ (1,980,859)
                                                                                ============           ============



Net loss available to common shareholder per common share:

  Net loss from continuing operations                                           $      (0.04)          $      (0.05)
                                                                                ============           ============
  Net loss from discontinued operations                                         $          -           $      (0.00)
                                                                                ============           ============
                                                                                $      (0.04)          $      (0.06)
                                                                                ============           ============

Basic and diluted weighted average

  number of common shares outstanding                                             40,655,363             40,655,363
                                                                                ============           ============

       See accompanying notes to these consolidated financial statements

                       Sangui Biotech International, Inc.
                 Consolidated Statements of Stockholders' Equity
                   for the Years Ended June 30, 2004 and 2003

                                                                                        Accumulated
                                                            Additional                     Other                          Total
                                   Common Stock               Paid-in      Treasury    Comprehensive   Accumulated    Stockholders'
                              Shares          Amount          Capital        Stock     Income (Loss)     Deficit          Equity
                           ------------    ------------    ------------    --------    ------------    ------------    ------------

Balance at
July 1, 2002                 40,655,363    $ 18,345,491    $  2,000,000           -    $    162,942    $(16,443,634)   $  4,064,799

Currency translation
adjustments                           -               -               -           -         254,011               -         254,011

Unrealized gain
on marketable
securities and
cash equivalents                      -               -               -           -          75,753               -          75,753

Net loss                              -               -               -           -               -      (2,310,623)     (2,310,623)
                           --------------------------------------------------------------------------------------------------------
Balance at
June 30, 2003                40,655,363      18,345,491       2,000,000           -         492,706     (18,754,257)      2,083,940

Currency translation
adjustments                           -               -               -           -          30,353               -          30,353

Unrealized gain
on marketable
securities                            -               -               -           -           5,610               -           5,610

Purchase of
treasury stock                        -               -               -     (28,098)              -               -         (28,098)

Net loss                              -               -               -           -               -      (1,574,517)     (1,574,517)
                           --------------------------------------------------------------------------------------------------------
Balance at
June 30, 2004                40,655,363    $ 18,345,491    $  2,000,000     (28,098)   $    528,669    $(20,328,774)   $    517,288
                           ========================================================================================================

       See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year ended June 30,
                                                                                -----------------------------------
                                                                                    2004                   2003
                                                                                ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                        $ (1,574,517)          $ (2,310,623)
Adjustments to reconcile net loss to cash used in operating activities
  Depreciation and amortization                                                       86,621                309,024
  Realized gain on sale of assets of discontinued operations                               -                (16,980)
  Loss on impairment of assets                                                             -                106,927
  Realized gains on marketable securities                                                  -                (55,072)
  Foreign exchange transaction gain                                                        -                 (3,000)
Changes in operating asset and liabilities:
  Accounts receivable                                                                (27,346)                84,919
  Inventories                                                                              -                 16,362
  Grant receivable                                                                         -                214,321
  Taxes receivable                                                                    77,580                 56,347
  Prepaid expenses and other assets                                                   13,479                 43,789
  Accounts payable and accrued expenses                                              (40,093)              (441,415)
                                                                                ------------           ------------
Net cash used in operating activities                                             (1,464,276)            (1,995,401)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                                 (26,997)            (1,684,600)
  Maturities of marketable securities                                                818,400              3,678,031
  Collection of note receivable                                                       20,000                 20,000
  Purchase of property and equipment                                                  (7,995)               (48,163)
  Purchase of treasury stock                                                         (28,098)                     -
                                                                                ------------           ------------

Net cash provided by investing activities                                            775,310              1,965,268
                                                                                ------------           ------------
  Cash flow from financing activities                                                      -                      -

Effect of exchange rate changes                                                       43,394                154,534
                                                                                ------------           ------------
Net decrease in cash and cash equivalents                                           (645,572)               124,401

Cash and cash equivalents, begining of period                                        956,531                832,130
                                                                                ------------           ------------
Cash and cash equivalents, ending of period                                     $    310,959           $    956,531
                                                                                ============           ============

       See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2004

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

     On June 30,2003, GlukoMediTech AG ("Gluko AG") was merged into Sangui BioTech AG ("Sangui AG"). Effective November 4, 2003, Sangui AG was converted into Sangui BioTech GmbH (Sangui GmbH). After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of haemoglobin, blood substitutes and blood additives) as well as in the development of glucose implant sensors.

     The operations of Sangui BioTech, Inc. ("Sangui USA") were discontinued during 2002 upon the sale of its in vitro immunodiagnostics business and the subsequent merger of Sangui USA with and into the parent company, Sangui BioTech International, Inc., effective December 31, 2002 (see Note 7). Sangui BioTech PTE Ltd ("Sangui Singapore") was a regional office for the Company that carried out research and development projects in conjunction with Sangui GmbH and Sangui Singapore. The Company discontinued the operations of Sangui Singapore in August 2002 (see Note 7). The Singapore office was closed effective December 31, 2002.

     The Company incurred a net loss applicable to common stockholders of $1.6 million and used cash in operating activities of $1.5 million for the year ended June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation
-------------

     The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in fiscal 2003 have been reclassified to conform to the fiscal 2004 presentation. These reclassifications have no effect on previously reported net loss.

Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of receivables and long-lived assets, and valuation allowance on deferred tax assets.

Risks and Uncertainties
-----------------------

     The Company's line of future pharmaceutical and cosmetic products (artificial oxygen carriers or blood substitute and additives) as well as other medical products being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

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

Marketable Securities
---------------------

     Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from net loss and are reported as a separate component of other comprehensive income in stockholders' equity. Realized gains and losses are included in other income and are determined based on the specific identification of the securities bought and sold.

Taxes Receivable
----------------

     Taxes receivable balance of $ 105,240 as of June 30, 2004 includes foreign tax withholdings refund claims which will be collected when the Company files its foreign tax returns for fiscal 2004. The Company received taxes receivable in the amount of $ 15,800 during the first quarter of fiscal year 2005 and taxes receivable in the amount of $ 108,000 during the second quarter of fiscal year 2005.

Property and Equipment
----------------------

     Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2004 and 2003 was approximately $79,000 and $283,000, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses
--------------------

     Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the years ended June 30, 2004 and 2003, was approximately $8,000 and $26,000, respectively.

Impairment of Long-Lived Assets
-------------------------------

     Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2004, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment on long-lived assets in the future.

Revenue Recognition
-------------------

     Revenues from product sales are recognized at the time of shipment.

Research and Development
------------------------

     Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Grants
------

     The Company received grants from the German government which were used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses when the related expenses we incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the property's historical cost.

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

Accounting for Stock-Based Compensation
---------------------------------------

     The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, "Accounting for Stock-Based Compensation" , which, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method.

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

     There is no stock-based employee compensation expense under APB 25 or pro forma adjustment under SFAS No. 123 for fiscal 2004 or 2003, as the Company did not issue any stock-based compensation to employees since June 30,2002.

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

     Basic earnings (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2004 and 2003, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

Comprehensive Income (Loss)
--------------------------

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

Segments of an Enterprise and Related Information
-------------------------------------------------

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any.

New Accounting Pronouncements
-----------------------------

     In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This Interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, FASB completed its deliberations regarding the proposed modification to FIN no. 46 and issued Interpretation Number 46 (R) "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46 (R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46 (R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2004. The adoption of FIN No. 46 (R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

NOTE  2  -  PROPERTY  AND  EQUIPMENT
------------------------------------

         Property and equipment consists of the following at June 30, 2004:

           Technical and laboratory equipment                            $      697,789
           Leasehold improvements                                               250,724
           Office equipment                                                      30,008
                                                                         --------------
                                                                         --------------
                                                                                978,521

           Less accumulated depreciation and amortization                      (878,012)
                                                                         --------------
                                                                         $      100,509
                                                                         ==============

NOTE  3  -  PATENTS AND LICENSES
--------------------------------

     At June 30, 2004, patents and licenses totalled $ 124,186 less accumulated amortization of $ 112,462.

NOTE  4  -  STOCKHOLDERS'  EQUITY
---------------------------------

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

     At June 30, 2004 and 2003, and during the years ended June 30, 2004 and 2003, no options were issued or outstanding.

NOTE 5  -  INCOME  TAX  PROVISION
---------------------------------

     No current provision for income taxes for the years ended June 30, 2004 and 2003 is required, since the Company incurred net operating losses through June 30, 2004.

     Income tax expense for the years ended June 30, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

                                                                       2004                2003
                                                                   --------------------------------
Income tax benefit at U.S. federal statutory rates                 $    (538,000)     $    (786,000)
Net operating losses not benefited                                       685,000            921,800
State and local income taxes, net of federal income tax effect          (147,000)          (135,800)
                                                                   --------------------------------
                                                                   $           -      $           -
                                                                   ================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2004 are presented below:

          Deferred  tax  assets:
          Net  operating  losses                             $        6,800,000
          Less  valuation  allowance                                 (6,800,000)
                                                             -------------------
          Net  deferred  tax  assets                         $                 -
                                                             ===================

     As of June 30, 2004, the Company had net operating loss carryforwards of approximately $6.8 million, $3.4 million and $9.6 available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2005 and 2014. The foreign net operating loss carryforwards do not have an expiration period.

NOTE 6  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE
--------------------------------------------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2003 and 2002:

                                                                                 2004                 2003
                                                                           ----------------    ------------------
Numerator for basic and diluted loss per common share - net loss
                                                                           $     (1,574,517)   $       (2,310,623)
                                                                           ================    ==================
Denominator  for basic  and  diluted  loss per  common  share -  weighted
average shares                                                                   40,655,363            40,655,363
                                                                           ================    ==================

Basic and diluted loss per common share                                    $          (0.04)   $            (0.06)
                                                                           ================    ==================

NOTE 7 - DISCONTINUED OPERATIONS
--------------------------------

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

     Components of amounts reflected in the accompanying income statements for the year ended June 30, 2003 are presented below:

                                                                       2003
                                                     Sangui           Sangui
                                                      USA            Singapore         Total
                                                --------------   --------------   --------------

                                     Sales      $      138,542   $            -   $      138,542
                             Cost of sales              94,747                -           94,747
                        Operating expenses              88,564          107,644          196,208
                                                --------------   --------------   --------------

                      Loss from operations             (44,769)        (107,644)        (152,413)
                              Other income             116,980            3,363          120,343
                      Impairment of assets                   -         (106,927)        (106,927)
                                                --------------   --------------   --------------
                        Income (loss) from
                              discontinued
                                operations      $       72,211   $     (211,208)  $     (138,997)
                                                ==============   ==============   ==============

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company has an agreement with Professor Barnikol, the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were paid or earned in fiscal 2004 and 2003.

NOTE 9  -  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------

Operating Leases
-----------------

     The Company leases its office and laboratory facilities in Germany under an operating lease that expires in May, 2005.

     Future minimum lease payments under this lease at June 30, 2004 are approximately $68,000 for fiscal 2005.

     Rent expense was approximately $70,000 and $138,000 for the years ended June 30, 2004 and 2003, respectively.

Grants
------

     In 1998 and 1999, Sangui AG and Gluko AG, respectively, received grants from the government of the German state of Northrhine-Westphalia within the framework of the state's technology program for business supporting their respective development projects.

     Through December 31, 2002, Sangui AG and Gluko AG had received approximately $1.3 million and $700,000, respectively, to promote their development projects.

     In fiscal 2003 the Company recorded approximately $256,000 of research and development expenditures, and $ 10,000 of capital expenditures. The grants were recorded as a reduction of research and development costs and as a reduction of the historical cost of certain property and equipment.

     At the beginning of 2003, the subsidization of the projects was halted because it was determined that the counter-financing for the attainment of further project milestones could no longer be secured with the financial resources of the Company.

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

NOTE 10 - STOCK-BASED COMPENSATION
----------------------------------

     The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," for the years ended December 31, 2003 and 2002. Issued in December 2002, SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. There were no stock options granted or exercised during this reporting period. Had there been, the Company would have applied the fair value recognition disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation. As a result, no pro forma disclosures are presented.

     On April 28, 2004, the company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries.

     Subsequent to year-end, the Company issued 1,000,000 shares to Sangui GmbH employees.

NOTE 11 - BUSINESS SEGMENTS
---------------------------

     The Company reports it business segments based on geographic regions, which are as follows as of:

                                                                                    Year ended June 30,
                                                                                 2004                2003
                                                                             ------------        ------------
Net sales:
----------
Sangui GmbH                                                                  $     23,228        $          -
Sangui Biotech International, Inc.                                                      -                   -
Sangui USA (included in discontinued operations)                                        -             138,542
Sangui Singapore                                                                        -                   -
                                                                             ------------        ------------
                                                                             $     23,228        $    138,542

Net income (loss):
-----------------
Sangui GmbH                                                                  $ (1,412,316)       $ (1,836,547)
Sangui Biotech International, Inc.                                               (162,201)           (335,079)
Sangui USA (included in discontinued operations)                                        -              72,211
Sangui Singapore (included in discontinued operations)                                  -            (211,208)
                                                                             ------------        ------------
                                                                             $ (1,574,517)       $ (2,310,623)

Depreciation and amortization
-----------------------------
Sangui GmbH                                                                  $     86,621        $    309,024
Sangui Biotech International, Inc.                                                      -                   -
Sangui USA                                                                              -                   -
Sangui Singapore                                                                        -                   -
                                                                             ------------        ------------
                                                                             $     86,621        $    309,024

Identifiable assets

Sangui GmbH                                                                  $    583,011                   -
Sangui Biotech International, Inc.                                                 20,000                   -
Sangui USA                                                                              -                   -
Sangui Singapore                                                                        -                   -
                                                                             ------------        ------------
                                                                             $    603,011                   -

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

     As of June 30, 2004 SGBI and its subsidiaries had 8 fulltime employees of which 5 were involved in research and development and 3 were responsible for administrative matters. The Company had consulting arrangements with 1 individual as of that date. As of August 31, 2004, contracts with most employees were cancelled.

     In July 2004, the Company issued 217,500 shares under the 2004 Employee Stock Incentive Plan (the Plan) to Sangui GmbH employees. In November 2004, 782,500 additional shares under the Plan were issued to another employee of Sangui GmbH.

     In November and December 2004, the company sold 2,000,000 shares of common stock to two German investors yielding a cash contribution of US$ 100,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AN ACCOUNTING AND FINANCIAL DISCLOSURE

     The Board of Directors of the companies resolved as of September 9, 2004, to conclude the association with Corbin & Company, LLP, effective June 30, 2004. The company has asked HJ & Associates, Salt Lake City, Utah, to carry out the audit of its June 30, 2004, financial statements as well as the annual report on Form 10-KSB.

     There were no disagreements between the company and Corbin & Company regarding the company's accounting principles and procedures.

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the current directors and executive officers of Sangui BioTech International, Inc. (SGBI), their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     The directors as of June 30, 2004 were as follows:

NAME                                    AGE   ADDRESS                 RESIDENCE      CURRENT POSITION

Prof. Wolfgang Barnikol, M.D., Ph.D:    69    Arndtstr. 8             Germany        Chairman, President, Chief
                                              58453 Witten                           Executive Officer, Executive
                                                                                     Director

Joachim Fleing, Ph.D.                   51    Am Vogelherd 43         Germany        Non-Executive Director
                                              35043 Marburg

Prof. Joachim Lutz, M.D., Ph.D.         70    Thueringer Str. 24      Germany        Non-Executive Director
                                              97078 Wuerzburg

Christoph Ludz, D of Business           40    Neuer Wall 54           Germany        Non-Executive Director
Administration                                20354 Hamburg

Markus Volpers, D of Biology.           43    Gleueler Str. 269       Germany        Non-Executive Director
                                              50935 Koln

     None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI.

     The Company has an agreement with Professor Barnikol, the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were paid or earned in fiscal 2004 and 2003.

     The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI who are assisted by a management team of key executive officers (Executive Officers). The particulars of the Executive Officers as per June 30, 2004 are set out below:

NAME                                 AGE  ADDRESS                     RESIDENCE       CURRENT POSITION
Prof. Wolfgang Barnikol, M.D.,       69   Arndtstr. 8                 Germany         President, Chief Executive
Ph.D:                                     58453 Witten                                Officer, and
                                                                                      Chief Financial Officer

     The business and working experience of the Directors and key Executive Officers of SGBI are set out below:

     PROFESSOR WOLFGANG K. R. BARNIKOL, M.D., Ph.D., Chairman, President, Chief Executive Officer, Chief Financial Officer, and Executive Director of SGBI, has studied chemistry, physics and medicine at the Universities of Munster, Aachen and Mainz, Germany. In 1961, he received a Diploma in chemistry from University of Mainz, Mainz, Germany. In 1964, he obtained the doctorate in physical chemistry (Dr. rer. nat.) and in 1973 the doctorate in medicine (Dr. med.) both from the University of Mainz, Mainz, Germany. In that same year, he also was appointed professor in medical physiology at University of Mainz, Mainz Germany. In 1996, Dr. Barnikol was awarded a specialist in medical physiology by the medical association of Rheinland-Pfalz Germany. His research interest in physical chemistry focused on the polymerization of styrene and the determination of molecular weights of polymers with the electron microscope. Dr. Barnikol's research areas in medicine are: (i) respiration; and (ii) blood and circulation. In the field of respiration, he works on the functional analysis of the bronchial system and gas exchange. Moreover, he is engaged in the development of respiratory and skin oxygen sensors. In the field of blood and circulation, he works on the development of artificial oxygen carriers for medical use, which are based on polymerised soluble hemoglobins. As a third sphere of work, Dr. Barnikol is engaged in the development of an implantable glucose sensor. Dr. Barnikol has published more than 100 scientific articles, a textbook in physiology and a review on the situation of German universities.

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

     JOACHIM FLEING, PhD, (born 1953), is a communications specialist. His professional experience includes the position of a communications officer and the position as an account director at an international PR agency. Joachim Fleing holds a PhD of Wuppertal University.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Significant Employees

     HUBERTUS SCHMELZ is the General Manager of Sangui GmbH. He was appointed to this position effective December 16, 2003. Prior to joining Sangui he acted as legal and business consultant. In the 1990ies he was entrusted with numerous business development projects by the German Treuhandanstalt in restructuring the economy of Eastern Germany. After having studied the Law he acted as Legal Counsel in several positions.

Directorships

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

     There are no family relationships between any of the directors, officers or employees of the Company.

Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert

     The Company has no separately designated standing audit committee nor another committee performing similar functions. The Board of Directors acts as the audit committee. None of the Directors qualify as an Audit Committee Financial Expert.

Material Changes To The Method By Which The Shareholders May Recommend Nominees To The Board Of Directors

     None.

Section 16 (a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based solely upon a review of copies of the reports filed, SGBI believes that during the year ended June 30, 2004, that all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

     The following SGBI summary compensation table shows certain compensation information for services rendered in all capacities for the three fiscal years ended June 30, 2004, 2003 and 2002. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                                                                Securities
                                                                      Other         Restricted  Underlying    LTIP     All Other
                                                                      Annual        Stock       Options/      Payouts  Compensation
Name and Principal Position           Year     Salary (1)    Bonus    Compensation  Awards      SARs

Prof. Wolfgang Barnikol (2)           2004     126,858       0        0             0            0            0        0
Chairman, CEO, CFO                    2003     115,927       0        0             0            0            0        0
                                      2002     115,884       0        0             0            0            0        0
Sieglinde Borchert                    2004           0       0        0             0            0            0        0
Former COO                            2003           0       0        0             0            0            0        0
                                      2002      40,853       0        0             0            0            0        0
Detlev Frhr. Von Linsingen            2004           0       0        0             0            0            0        0
Former CFO                            2003           0       0        0             0            0            0        0
                                      2002      76,017       0        0             0            0            0        0
Harald Poetzschke                     2004           0       0        0             0            0            0        0
Former CSO                            2003           0       0        0             0            0            0        0
                                      2002      46,972       0        0             0            0            0        0
Patrick Onishi                        2004           0       0        0             0            0            0        0
Former Secretary                      2003      13,389       0        0             0            0            0        0
                                      2002      70,000       0        0             0            0            0        0

-------------------------------------------------------

(1) All figures are expressed in United States Dollars ("USD"); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

(2) The Company has an agreement with Professor Barnikol, the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions which is not part of his compensation by the Company. No royalties were paid or earned in fiscal 2004 and 2003.

Compensation of Directors

     To date, Directors of SGBI have not received any compensation for serving in such capacity.

Employment Agreements

     The Company and its subsidiaries have employment agreements with each of its officers or key employees. Professor Barnikol has an agreement with SGBI pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions.

Other Contracts

     None.

Stock Options and Warrants

     There are no Stock Options or Warrants outstanding.

Option/SAR Grants Table

     There have been no stock options granted for the fiscal year end represented by this report, therefore the table has been omitted.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     There have been no stock options granted for the fiscal year end represented by this report, therefore the table has been omitted.

Long-Term Incentive Plan ("LTIP") Awards Table

     There have been no long-term incentive plan awards granted for the fiscal year end represented by this report, therefore the table has been omitted.

Option Exercise and Year End-Value Table

     There have been no stock options exercised for the fiscal year end represented by this report therefore the table has been omitted.

Stock Incentive Plan

     On April 28, 2004, the company adopted the 2004 Employee Stock Incentive Plan. Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries. Subsequent to year-end, the Company issued 1,000,000 shares to Sangui GmbH employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the common stock of SGBI as of the date of this report by:

o each person or entity known to own beneficially more than 5% of the common stock;
o    each of SGBI's directors;
o each of SGBI's named executive officers; and * all executive officers and directors of SGBI as a group.

Title of Class      Name and Address                          Amount and Nature of         Percent of Class
                    of Beneficial Owner                       Beneficial Ownership
------------------------------------------------------------------------------------------------------------

Common Stock        Dr. Wolfgang Barnikol                                    1,853,600               4.56 %
                    Arndstr.8
                    58453 Witten
                    Germany

Common Stock        Dr. Christoph Ludz                                       1,420,000               3.49 %
                    Neuer Wall 54
                    20354 Hamburg
                    Germany

Common Stock        Dr. Joachim Fleing                                           2,000                    *
                    Am Vogelherd 43
                    35043 Marburg
                    Germany

Common Stock        All Officers and Directors as a                          3,275,600               8.06 %
                    Group (5 persons)
------------------------------------------------------------------------------------------------------------

*Less than 0.1%

     The company has reason to believe that Mrs. Roswitha Grundey of Frankfurt/M., Germany, currently holds close to 3 million shares which is equivalent to 7.2% of the common stock of the company.

ITEM 12. CERTAIN TRANSACTIONS

     Except as otherwise disclosed below, no Director, substantial shareholder or Executive Officer of SGBI was or is interested in any transaction undertaken by SGBI or its subsidiaries within the last two years.

     ROYALTY ARRANGEMENT WITH PROFESSOR WOLFGANG BARNIKOL. On July 7, 1997, SGBI entered into an agreement with Professor Barnikol pursuant to which Professor Barnikol assigned certain patents to SGBI's German subsidiaries in exchange for a 3% royalty on products on net revenues developed by SanguiBioTech AG or GlukoMeditech AG. The royalty expires in 20 years or upon expiration of the patents. Upon the merger of the two former subsidiary and subsequently upon their conversion into SanguiBioTech GmbH, this agreement was transferred to the respective new legal entities.

     CONSULTING CONTRACT WITH JOACHIM FLEING, PhD. The company signed a consulting contract with Joachim Fleing, PhD, covering certain investor relations services on July 17, 2002. When the latter was appointed a director of the company effective December 16, 2003, the Board of Directors unanimously agreed that this contract should persist. Under this resolution Joachim Fleing, like the other directors will not obtain any remuneration for serving as a director, while those services as rendered under the contract should be remunerated as before.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

Exhibit No.
----------

2.1 (1) Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)

3.1  (1) Articles of Incorporation of SGBI (1)

3.2  (1) Bylaws of SGBI(1)

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

10.10Lease Contract for Business Rooms between Research and Development Centre,
     Witten, Germany and GlukoMeditech AG dated June 6, 2000 (2)

10.11Additional Agreement to Lease Contract between Research and Development
     Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000 (2) 10.12 Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000 (2)

10.13 Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)

10.14 Prolongation Letter for SanguiBiotech AG Grants (4)

21.1 Subsidiaries of SGBI (2)

31.1 Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
--------------------------------
     (1) Filed as an Exhibit to the Report on Form 8-K filed on or about April 4, 2000 and incorporated herein by reference.
     (2) Filed as an Exhibit to the original Report on Form 10-KSB filed on October 13, 2000.
     (3) Filed as an Exhibit to the amended Report on Form 10-KSB filed on November 20, 2000.
     (4) Filed as an Exhibit to the Report on Form 10-KSB filed on September 28, 2002.

(b) Reports on Form 8-K

     On May 13, 2004, the Company filed a report on Form 8-K stating it had issued a press release on May 6, 2004 announcing that its German subsidiary, Sangui Biotech GmbH had signed a letter of intent with Mercatura Cosmetics Biotech AG, aimed at marketing "Pure Moisture," an anti-aging nano-formulation developed by Sangui. A copy of the press release was attached as an exhibit to the current report.

     On June 21, 2004, the Company filed a report on Form 8-K stating a press release was issued on June 24, 2004 announcing that Sangui BioTech and a German pharmaceutical company were planning a joint development of the Haemoglobin Wound Spray. A copy of the press release was attached as an exhibit to the current report.

     There were no other current reports on Form 8-K filed during the period ending June 30, 2004.

Subsequent Reports on Form 8-K

     Subsequent to the period covered by this report, on August 13, 2004 the Company filed a report on Form 8-K that stated on July 8, 2004 their wholly owned subsidiary SanguiBioTech GmbH entered into an agreement with Mercatura Cosmetics BioTech AG under which Mercatura obtained from Sangui the exclusive right to manufacture, market and distribute the Sangui Nano-Emulsion formulation known as "Pure Moisture" for five years, starting September 1, 2004, in all German speaking localities. A copy of the Summary of Terms of licensing Contract was attached as an exhibit to the current report.

     Subsequent to the period covered by this report, on November 17, 2004 the Company filed a report on Form 8-K announcing in a press release dated November 16, 2004 that SanguiBioTech GmbH, and Karl Beese GmbH & Co. will jointly market and distribute Sangui's innovative Chitoskin(R) wound pads after obtaining the CE mark authorizing the sales of the product in the European Union. A copy of the press release was attached as an exhibit to the current report.

     Subsequent to the period covered by this report on December 10, 2004, the Company filed a report on Form 8-K announcing that on September 9, 2004, Corbin & Company, LLP was dismissed as the Company's independent accountants and that the Company had engaged HJ & Associates, LLC, as its new independent accountant. A copy of the letter of Corbin & Company, LLP dated December 7, 2004, addressed to the Securities and Exchange Commission was attached as an exhibit to the current report.

     Subsequent to the period covered by this report on January 11, 2005, the Company announced that between November 3, 2004 and December 23, 2004 it had sold 2,000,000 restricted shares of common stock at a price of $0.05 per share, for aggregate proceeds to the Registrant of $100,000.

ITEM 14. Principal Accountant Fees and Services.

     Independent Public Accountants

     The Company's independent accountants for the fiscal year ended June 30, 2004 and 2003 were Corbin & Company, LLP, however, Corbin & Company, LLP only completed the audit of June 30, 2003; HJ & Associates, of Salt Lake City, Utah, were responsible for completing the audit of June 30, 2004.

     (a) Audit Fees. During the fiscal years ended 2004 and 2003, the aggregate fees billed by Corbin & Company, LLP for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and annual report on Form 10-KSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $51,699 and $50,510 respectively.

     (b) Audit-Related Fees. During the fiscal years ended 2004 and 2003 fees for any audit-related services other than as set forth in paragraph (a) above were $ 0 and $1,340, respectively.

     (c) Tax Fees. During the fiscal years ended 2003 and 2002 no fees were billed by Corbin & Company, LLP for tax compliance services. Our auditors did not provide tax planning advice during the fiscal years ended 2004 and 2003.

     Change of Principal Accountants

     The Board of Directors of the companies resolved as of September 9, 2004, to conclude the cooperation with Corbin & Company, LLP, effective June 30, 2004. The company has asked HJ & Associates, Salt Lake City, Utah, to carry out the audit of its June 30, 2004, financial statements as well as the annual report on Form 10-KSB. HJ&Associates estimate that this audit will be carried out for a total of $ 20.000.

     There were no disagreements between the company and Corbin & Company regarding the company's accounting principles and procedures.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.


Date: February 23, 2005                 /s/ Wolfgang Barnikol
                                        ----------------------------------
                                        Wolfgang Barnikol
                                        President, CEO, CFO, and Director


Date: February 23, 2005                 /s/ Joachim Fleing
                                        ----------------------------------
                                        Joachim Fleing
                                        Chief Accounting Officer and Director


     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: February 23, 2005                 /s/ Wolfgang Barnikol
                                        ----------------------------------
                                        Wolfgang Barnikol, M.D., Ph.D
                                        President, CEO, CFO, and Director

Date: February 23, 2005                 /s/ Joachim Lutz
                                        ----------------------------------
                                        Joachim Lutz, M.D.
                                        Director

Date: February 23, 2005                 /s/ Thomas Striepe
                                        ----------------------------------
                                        Thomas Striepe
                                        Director

Date: February 23, 2005                 /s/ Joachim Fleing
                                        ----------------------------------
                                        Joachim Fleing, Ph.D
                                        Chief Accounting Officer and Director