Form 10QSB
period 2004-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2005-03-08
CIK 1104280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-QSB

(Mark One)

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 2004; or
                                           ------------------

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period __________ to __________

                         Commission File Number: 0-21271
                          ___________________________

                       SANGUI BIOTECH INTERNATIONAL, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

            COLORADO                                            84-1330732
            --------                                            ----------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                Alfred-Herrhausen-Str. 44, 58455 Witten, Germany
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                               011-49-2302-915-204
                               -------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of January 31, 2005, was 43,655,363.

     Transitional Small Business Disclosure Format. Yes ___  No _X_

                       SANGUI BIOTECH INTERNATIONAL, INC.

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2004

                                      INDEX
                                      -----

                                                                           Page
Part I.  Financial Information

      Item 1.  Financial Statements (unaudited)...........................   2
                Consolidated Balance Sheet ...............................   3
                Consolidated Statements of Operations and Comprehensive Loss 4
                Consolidated Statements of Cash Flows.....................   5
                Notes to the Financial Statements ........................   6

      Item 2.  Management's Discussion and Analysis or Plan of Operation .  11

      Item 3.  Controls and Procedures ...................................  14

Part II. Other Information

      Item 1.  Legal Proceedings .........................................  14

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  15

      Item 3.  Defaults Upon Senior Securities ...........................  15

      Item 4.  Submission of Matters to a Vote of Security Holders .......  15

      Item 5.  Other Information .........................................  15

      Item 6.  Exhibits ..................................................  15


PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements
-----------------------------

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Our unaudited balance sheet as of September 30, 2004 and our unaudited statements of operations for the three month periods ended September 30, 2004 and 2003, and the unaudited statement of cash flows for the three month periods ended September 30, 2004 and 2003, are attached hereto and incorporated herein by this reference.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                                      September 30,
                                                                                           2004
                                                                                -------------------------
Current assets
   Cash and cash equivalents                                                    $                  15,748
   Accounts receivable                                                                              6,517
   Taxes receivable                                                                               106,597
   Inventory                                                                                       15,759
   Prepaid expenses and other assets                                                               22,965
                                                                                -------------------------
        Total current assets                                                                      167,586

Property and equipment-net                                                                         87,265

Patents and licenses-net                                                                            9,531
Deposits                                                                                           31,917

                                                                                -------------------------
Total assets                                                                    $                 296,299
                                                                                =========================

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current liabilities
   Accounts payable and accrued expenses                                        $                  65,617

Commitments and contingencies                                                                           -

Stockholders' equity
   Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                                                         -
   Common stock,  no par value, 50,000,000 shares
   authorized, 40,872,863 shares issued and outstanding                                        18,345,491
   Additional paid-in capital                                                                   2,043,500
   Treasury stock                                                                                 (28,098)
   Accumulated other comprehensive income                                                         535,517
   Accumulated deficit                                                                        (20,665,728)
                                                                                -------------------------

   Total stockholders' equity                                                                     230,682

                                                                                -------------------------
Total liabilities and stockholders' equity                                      $                 296,299
                                                                                =========================

        See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                          For the three months ended
                                                                                 September 30,
                                                                                  (Unaudited)
                                                               -----------------------  -----------------------
                                                                         2004                     2003
                                                               -----------------------  -----------------------
Revenues                                                       $                 5,572  $                     -
Cost of goods sold                                                               3,902                        -
                                                               -----------------------  -----------------------
Gross profit                                                                     1,670                        -

Operating expenses
Research and development                                                       185,408                  184,107
General and administrative                                                     135,789                  211,218
Depreciation and amortization                                                   17,072                   30,970
                                                               -----------------------  -----------------------

Total operating expenses                                                       338,269                  426,295

Loss before other income (expense)                                            (336,599)                (426,295)
Other income (expense)
Interest income                                                                  1,752                    7,916
Other income (expense)                                                          (2,107)                   4,324
                                                               -----------------------  -----------------------
Total other income (expense)                                                      (355)                  12,240

Net Loss                                                                      (336,954)                (414,055)

Other comprehensive income
Foreign currency translation adjustments                                         6,848                     (661)
Unrealized gain on marketable securities                                             -                   12,109
                                                               -----------------------  -----------------------

Comprehensive loss                                             $              (330,106) $              (402,607)
                                                               =======================  =======================

Net loss available to common
shareholder per common share:                                  $                 (0.01) $                 (0.01)
                                                               =======================  =======================

Basic and diluted weighted average
number of common shares outstanding                                         40,836,613               40,655,363
                                                               =======================  =======================

       See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the three months ended
                                                                                 September 30,
                                                                                  (Unaudited)
                                                        -----------------------------    ----------------------------
                                                                    2004                           2003
                                                        -----------------------------    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                $                    (336,954)   $                   (414,055)
Adjustments to reconcile net loss
to cash used in operating activities
    Depreciation and amortization                                              17,072                          30,970
    Stock compensation                                                         43,500                               -
Changes in operating asset and liabilities:
    Accounts receivable                                                        20,829                               -
    Inventories                                                               (15,759)                              -
    Taxes receivable                                                           (1,357)                          3,295
    Prepaid expenses and other assets                                          19,972                          11,930
    Deposits                                                                  (16,917)                              -
    Accounts payable and accrued expenses                                     (20,106)                         (3,264)
                                                        -----------------------------    ----------------------------

Net cash used in operating activities                                        (289,720)                       (371,124)
                                                        -----------------------------    ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                              -                          (1,830)
                                                        -----------------------------    ----------------------------

Net cash used in investing activities                                               -                          (1,830)
                                                        -----------------------------    ----------------------------


Effect of exchange rate changes                                                (5,491)                         (1,843)

                                                        -----------------------------    ----------------------------

Net decrease in cash and cash equivalents                                    (295,211)                       (374,797)

Cash and cash equivalents, beginning of period                                310,959                         956,531
                                                        -----------------------------    ----------------------------

Cash and cash equivalents, ending of period             $                      15,748    $                    581,734
                                                        =============================    ============================

Supplemental disclosures:
    Cash paid during the period for:
    Interest                                            $                           -    $                          -
                                                        =============================    ============================
    Income taxes                                        $                           -    $                          -
                                                        =============================    ============================

        See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2004 are not indicative of the results that may be expected for the full fiscal year ending June 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------

Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiary (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical products.

Prior to June 30, 2003, the company had two German subsidiaries, SanguiBioTech AG and GlukoMediTech AG. On June 30,2003, GlukoMediTech AG was merged into Sangui BioTech AG. Effective November 4, 2003, Sangui AG was converted into SanguiBioTech GmbH (Sangui GmbH). After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of haemoglobin, blood substitutes and blood additives), the development of wound care products as well as in the development of glucose implant sensors. Sangui GmbH is a wholly-owned subsidiary of Sangui BioTech International, Inc..

The operations of Sangui BioTech, Inc. and Sangui BioTech PTE Ltd Singapore, two former wholly-owned subsidiaries, were discontinued and dissolved during 2002.

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three months ended September 30, 2003 have been reclassified to conform to the three months ended September 30, 2004 presentation. These reclassifications have no effect on previously reported net loss.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $20,665,728 as of September 30, 2004 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $336,954 and used cash in operating activities of $290,000 for the three months ended September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2004 and 2003, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

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

New Accounting Pronouncements
-----------------------------

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

As of September 30, 2004, the Company held 100,000 shares of its common stock valued at historical cost of $28,098, which is reflected in the stockholders' equity as treasury stock in the accompanying consolidated balance sheet. The Company's management intends to sell these shares in the near future.

In July 2004, the Company issued 217,500 shares of common stock under the 2004 Employee Stock Incentive Plan (the Plan) to Sangui GmbH employees. In connection with this transaction, the Company recorded $43,500 as compensation expense and additional paid-in capital in the stockholders' equity (deficiency) section of accompanying financial statements

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 5 - BUSINESS SEGMENTS
--------------------------

The Company reports it business segments based on geographic regions, which are as follows:

                                                                  For the three months ended
                                                                         September 30,
                                                                          (Unaudited)
                                                                 2004                    2003
                                                       ---------------------    ---------------------
Net sales:
---------
Sangui AG                                              $               5,572    $                   -
Sangui Biotech International, Inc.                                         -                        -
                                                       ---------------------    ---------------------
                                                       $               5,572                        -
                                                       =====================    =====================
Net income (loss):
-----------------
Sangui AG                                              $            (293,454)   $            (364,173)
Sangui Biotech International, Inc.                                   (43,500)                 (49,882)
                                                       ---------------------    ---------------------
                                                       $            (336,954)   $            (414,055)
                                                       =====================    =====================

Depreciation and amortization
-----------------------------
Sangui AG                                              $              17,072    $              30,970
Sangui Biotech International, Inc.                                         -                        -
                                                       ---------------------    ---------------------
                                                       $              17,072    $              30,970
                                                       =====================    =====================

Identifiable assets
-------------------
Sangui AG                                              $             276,299
Sangui Biotech International, Inc.                                    20,000
                                                       ---------------------
                                                       $             296,299
                                                       =====================

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

     By the end of the 2004 fiscal year, the company had agreed to enter into an Agreement with a medium sized German pharmaceuticals company, regarding the authorization and subsequent distribution of its Hemospray product. The contract included a significant upfront payment. A letter of intent to this effect had been signed by both parties, the contracts had been negotiated. As of August 24, 2004, said pharmaceuticals company cancelled the letter of intent and any further cooperation without giving any valid reasons for this act.

     Contacts to new potential marketing and distribution partners regarding the Hemospray product have been established in Germany and abroad. Talks have been facilitated by the results of an official meeting with the German Drug Registration Authority (BfArM) on November 16, 2004. BfArM declared that it will regard Hemospray as a medical product and not as a pharmaceutical. This means that the authorization process will be easier and less time consuming. Among the companies interested in marketing the product is Karl Beese GmbH.

     In July, 2004, Sangui GmbH signed a marketing and distribution contract with cosmetics vendor Mercatura Biocosmetics AG, Achim, Germany ("Mercatura"). Under the terms of the contract, Mercatura has obtained from Sangui the exclusive right to manufacture, market und distribute the Sangui formulation for skin regeneration and anti-aging. The company has sold to Mercatura a quantity of 60 kg of the preparation to be used in test sales, which started in September 2004. Mercatura will pay Sangui per unit licensing fees for each product package sold. The licensing fees refer to the ex-works price for the product and will be between 5.5 % and 8 %, depending on the total revenue amount.

     Initially, the contract covers the German speaking areas only. Mercatura is obliged to submit on completion of its quarterly accounting its sales reports for the preceding quarter confirmed by an independent auditor. These reports will be the basis for the calculation of the royalties due to Sangui. The parties have agreed to extend the reach of this agreement to target markets world wide, if Sangui's formulation will be included in the proposed cooperation between Mercatura and Wolfgang Joop GmbH. Mercatura is contractually obliged to confirm by February 28, 2005, whether or not Wolfgang Joop GmbH is willing to include the Anti-Aging formulation in their "Wunderkind" marketing program. Global distribution rights outside the German speaking countries will be returned to Sangui if Wolfgang Joop GmbH refrains from using the product.

     The company is currently in the final phase of the CE certification of "Chitoskin" wound pads authorizing the distribution of these medical products in the European markets. It is expected that the CE certification will be granted in the course of the third quarter of Sangui's fiscal year 2004/2005. The "CHITOSKIN" trademark has been granted to the company for the European countries effective November 1, 2004. In the German market the wound pads will be distributed by Beese GmbH, Norderstedt, Germany, a leading medical products distributor. A contract to this effect is currently being negotiated and will be entered into after the CE certification. Joint pre-marketing activities have started. Negotiations with distributors in other regions including Spain, Turkey, the Arab countries and China are under way.

Cost Savings
------------

     As of August 31, 2004, contracts with most employees were cancelled. As of December 1, 2004, the company employs 2 fulltime employees and has consulting arrangements with 5 persons.

     In total, management has been able to reduce the Company's operating expenses by 21% to approximately $338,000 in the first three months of fiscal 2005, compared to approximately $426,000 in the respective period of last fiscal year. General and administrative expenses have been reduced by 36% in the first three months of fiscal 2005 as compared to the respective period of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 21% to approximately $290,000 compared to approximately $371,000 net cash used in operating activities in the respective period of last fiscal year.

FINANCIAL POSITION
------------------

     The company resolved to use the existing authorized capital to offer shares to certain investors. Subsequent to September 30, 2004, in November and December 2004, the company sold 2,000,000 shares of common stock to two German investors yielding a cash contribution of $100,000. Three other investors have indicated to be willing to invest similar sums into the company. The Directors and Management believe that this will be viable as a bridge financing until the company will be in the position to generate sufficient sales to maintain a basic level of activities.

     The Company's current assets decreased approximately $319,000, or 66%, from June 30, 2004 to approximately $168,000 at September 30, 2004. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $295,000. The decrease in cash and cash equivalents results primarily from funding the current year's operations of the Company with $5,000 of revenues in the three-month period ended September 30, 2004.

     The Company's net property and equipment decreased approximately $14,000, or 14% from June 30, 2004 to approximately $87,000 at September 30, 2004. The decrease is primarily attributable to current period depreciation of approximately $17,000.

     The Company funded its operations primarily through its existing cash reserves. The Company's stockholders' equity decreased approximately $286,000. The primary decrease is caused by the Company's current period net loss of approximately $337,000, and an increase in additional paid in capital of approximately $44,000 as a result of stock compensation.

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2004 and 2003:

Sangui GmbH
-----------

     RESEARCH AND DEVELOPMENT. Research and development expenses increased marginally to approximately $185,000 in 2004 from approximately $184,000 in 2003. The marginal increase is mainly attributed to the Company diligently developing several applications for its clinical development projects.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 43% to approximately $92,000 in 2004 from approximately $161,000 in 2003. This decrease is mainly attributed to the ongoing refocusing program, a reduction in staff, and closing of the Company's former office.

     DEPRECIATION. Depreciation decreased 45% to approximately $17,000 in 2004 from approximately $31,000 in 2003. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

Sangui BioTech International, Inc.
---------------------------------

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 14% to approximately $44,000 in 2004 from approximately $50,000 in 2003. The increase is due to a decrease in consulting and legal fees offset by an increase in stock compensation expense.

Consolidated
------------

     NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $337,000, or $0.01 per common share, in 2004, compared to approximately $414,000, or $0.01 per common share, in 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the three months ended September 30, 2004, net cash used in operating activities decreased to approximately $290,000 from approximately $371,000 in the corresponding period in 2003, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

     Working capital was approximately $102,000 at September 30, 2004, a decrease of approximately $298,000 from June 30, 2004 due primarily to the Company's net loss for the three-month period. A substantial portion of the Company's total assets consists of cash. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. At September 30, 2004, the Company had cash of approximately $16,000. The Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     On November 27, 2003, the company was served with a lawsuit (Landgericht Bochum Court, Case No. 6 O 435/03). The lawsuit named among others SanguiBioTech AG as defendant. The plaintiff alleged that SanguiBioTech AG which was converted into SanguiBioTech GmbH in the meantime had neglected its duty in dealing with some of the plaintiff's Sangui BioTech International, Inc., shares. With judgement handed down on July 28th, 2004, the plaintiff's action has been dismissed. No appeal was lodged.

     On August 4, 2003, SanguiBioTech AG filed a lawsuit against a former director of SGBI, claiming that some payments incurred by the defendant were unjustified under German law (Landgericht Munich I Court, Case No. 34 O 14027/03). The defendant denies that the claim is justified and has brought forward the opinion that he can claim additional fees. The plaintiff has rejected the defendant's opinion. The litigation was still pending as of December 31, 2004. Subsequent to the period covered by this report, by order of the Court, on February 10, 2005, the lawsuit was settled. All claims and counterclaims between the parties were irrevocably dismissed.

     The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

    On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of the plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries. In July, 2004, the Company issued 1,000,000 shares to Sangui GmbH employees. Sangui GmbH is a subsidiary of the Company. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on May 24, 2004

     Subsequent to the period covered by this report, in November and December 2004, the company sold 2,000,000 shares of its common stock to two German investors at a price of $.0.05 per share, for a total cash contribution of US $100,000. No underwriters were used. The offer and sale of the shares occurred outside the United States and the shares were sold to two individuals who reside outside the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

     Subsequent to the period covered by this report, in February 2005, the company sold 4,500,000 shares of common stock to six German and Suisse investors yielding a cash contribution of US $275,000. No underwriters were used. The offer and sale of the shares occurred outside the United States and the shares were sold to six individuals who reside outside the United States, pursuant to an exemption from registration under Section 4(2)of the Securities Act of 1933.

     Subsequent to the period covered by this report, in February 2005, the Company issued 200,000 restricted shares in consideration of consulting services valued at $17,500 to Joachim Fleing, a Director of the Company. No underwriters were used. The shares were issued to this individual, who resides outside the United States, pursuant to an exemption from registration under Section 4(2)of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

     None.

ITEM 5 - OTHER INFORMATION
--------------------------

     None.

ITEM 6 - EXHIBITS
-----------------

     31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

     32. Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.


Date: March __   , 2005                 /s/ Wolfgang Barnikol
                                        --------------------------------------
                                        Wolfgang Barnikol
                                        President, Chief Executive Officer and
                                        Chief Financial Officer


Date: March __   , 2005                 /s/ Joachim Fleing
                                        --------------------------------------
                                        Joachim Fleing
                                        Chief Accounting Officer