Form 10QSB
period 2004-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2005-03-08
CIK 1104280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-QSB

(Mark One)

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For Quarterly period Ended: December 31, 2004; or
                                           -----------------

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

                       SANGUI BIOTECH INTERNATIONAL, INC.

                              Report on Form 10-QSB

                    For the Quarter Ended December 31, 2004

                                      INDEX
                                      -----

                                                                           Page
Part I.  Financial Information

      Item 1.  Financial Statements (unaudited)...........................   2
               Consolidated Balance Sheet ................................   3
               Consolidated Statements of Operations and Comprehensive Loss  4
               Consolidated Statements of Cash Flows......................   5
               Notes to the Financial Statements .........................   6

      Item 2.  Management's Discussion and Analysis or Plan of Operation .  10

      Item 3.  Controls and Procedures ...................................  13

Part II. Other Information

      Item 1.  Legal Proceedings .........................................  13

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  14

      Item 3.  Defaults Upon Senior Securities ...........................  14

      Item 4.  Submission of Matters to a Vote of Security Holders .......  14

      Item 5.  Other Information .........................................  14

      Item 6.  Exhibits ..................................................  14

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

     Our unaudited balance sheet as of December 31, 2004 and our unaudited statements of operations for the three and six month periods ended December 31, 2004 and 2003, and the unaudited statement of cash flows for the six month periods ended December 31, 2004 and 2003, are attached hereto and incorporated herein by this reference.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------
                                                                                         December 31,
                                                                                             2004
                                                                                         (Unaudited)
                                                                                    ---------------------

Current assets
   Cash and cash equivalents                                                        $              38,399
   Taxes receivable                                                                                17,639
   Prepaid expenses and other assets                                                               29,549
                                                                                    ---------------------
        Total current assets                                                                       85,587

Property and equipment-net                                                                         81,790

Patents and licenses-net                                                                            7,871

Deposits                                                                                           32,338
                                                                                    ---------------------
Total assets                                                                        $             207,586
                                                                                    =====================

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current liabilities
   Accounts payable and accrued expenses                                            $             108,723


Commitments and contingencies                                                                           -

Stockholders' equity
   Preferred stock, no par value, 5,000,000 shares

   authorized, no shares issued and outstanding                                                         -
   Common stock,  no par value, 50,000,000 shares
   authorized, 43,655,363 shares issued and outstanding                                        18,445,491
   Additional paid-in capital                                                                   2,082,625

   Treasury stock                                                                                (155,014)

   Accumulated other comprehensive income                                                         635,634
   Accumulated deficit                                                                        (20,909,873)
                                                                                    ---------------------

   Total stockholders' equity                                                                      98,863

                                                                                    ---------------------
Total liabilities and stockholders' equity                                          $             207,586
                                                                                    =====================

        See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                    For the three months ended            For the six months ended
                                                           December 31,                         December 31,
                                                           (Unaudited)                           (Unaudited)
                                               ----------------  ----------------     ----------------  ----------------
                                                     2004              2003                 2004              2003
                                               ----------------  ----------------     ----------------  ----------------

Revenues                                       $          5,177  $              -     $         10,749  $              -

Cost of goods sold                                        3,726                 -                7,628                 -
                                               ----------------  ----------------     ----------------  ----------------
Gross profit                                              1,451                 -                3,121                 -

Operating expenses
Research and development                                138,549           232,332              323,957           416,439
General and administrative                              147,412           157,839              282,994           369,057

Depreciation and amortization                            16,133            26,024               33,205            56,994
                                               ----------------  ----------------     ----------------  ----------------

Total operating expenses                                302,094           416,195              640,156           842,490

Loss before other income                               (300,643)         (416,195)            (637,035)         (842,490)

Other income

Interest income                                               -             6,744                1,545            14,660

Other income                                             56,498            17,316               54,391            21,640
                                               ----------------  ----------------     ----------------  ----------------
Total other income                                       56,498            24,060               55,936            36,300


Net Loss                                               (244,145)         (392,135)            (581,099)         (806,190)

Other comprehensive income

Foreign currency translation adjustments                100,117            52,233              106,965            51,572

Unrealized gain on marketable securities                      -            67,447                    -            79,556
                                               ----------------  ----------------     ----------------  ----------------

Comprehensive loss                             $       (144,028) $       (272,455)    $       (474,134) $       (675,062)
                                               ================  ================     ================  ================

Net loss available to common
shareholder per common share:                  $          (0.01) $          (0.01)    $          (0.01) $          (0.02)
                                               ================  ================     ================  ================

Basic and diluted weighted average
number of common shares outstanding                  43,191,613        40,655,363           42,014,113        40,655,363
                                               ================  ================     ================  ================

See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the six months ended
                                                                                 December 31,
                                                                                 (Unaudited)
                                                        -----------------------------    ----------------------------
                                                                    2004                             2003
                                                        -----------------------------    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                $                   (581,099)    $                   (806,190)
Adjustments to reconcile net loss
to cash used in operating activities
    Depreciation and amortization                                             33,205                           56,994

    Stock compensation                                                        82,625                                -
Changes in operating asset and liabilities:

    Accounts receivable                                                       27,346                                -
    Taxes receivable                                                          87,601                           (8,219)
    Prepaid expenses and other assets                                         13,388                           19,762
    Deposits                                                                 (17,338)                               -
    Accounts payable and accrued expenses                                     23,000                          (47,054)
                                                        -----------------------------    ----------------------------

Net cash used in operating activities                                        (331,272)                       (784,707)
                                                        -----------------------------    ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Collection on notes receivable                                                  -                          20,000
    Purchase of property and equipment                                              -                          (7,995)
                                                        -----------------------------    ----------------------------

Net cash provided by investing activities                                           -                          12,005
                                                        -----------------------------    ----------------------------

CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from issuance of common stock                                        100,000                               -
Purchase of treasury stock                                                   (126,916)                              -
                                                        -----------------------------    ----------------------------

Net cash used in financing activities                                        (26,916)                               -
                                                        -----------------------------    ----------------------------

Effect of exchange rate changes                                               85,628                           39,835
                                                        -----------------------------    ----------------------------

Net decrease in cash and cash equivalents                                   (272,560)                        (732,867)

Cash and cash equivalents, beginning of period                               310,959                          956,531
                                                        -----------------------------    ----------------------------

Cash and cash equivalents, ending of period             $                     38,399     $                    223,664
                                                        ============================     ============================

Supplemental disclosures:
    Cash paid during the period for:
    Interest                                            $                          -     $                          -
                                                        ============================     ============================
    Income taxes                                        $                          -     $                          -
                                                        ============================     ============================

    See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six-month periods ended December 31, 2004 are not indicative of the results that may be expected for the full fiscal year ending June 30, 2005.

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

Consolidation
-------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three and six months ended December 31, 2003 have been reclassified to conform to the three and six months ended December 31, 2004 presentation. These reclassifications have no effect on previously reported net loss.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $20,909,873 as of December 31, 2004 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $581,099 and used cash in operating activities of $331,272 for the six months ended December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2004 and 2003, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

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

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

As of December 31, 2004, the Company held shares of its common stock valued at historical cost of approximately $155,000, which is reflected in the stockholders' equity as treasury stock in the accompanying consolidated balance sheet. Included in this are 620,000 shares of common stock transferred to Sangui GmbH in November, 2004 as a result of an out of court settlement. This transaction is being accounted for as a purchase of treasury stock, valued at a total cost of approximately $127,000. The Company's management intends to sell these shares in the near future.

In July 2004, the Company issued 217,500 shares of common stock under the 2004 Employee Stock Incentive Plan (the Plan) to Sangui GmbH employees. In connection with this transaction, the Company recorded $43,500 as compensation expense and additional paid-in capital in the stockholders' equity (deficiency) section of accompanying financial statements

In October 2004, the Company issued 782,500 shares of common stock under the 2004 Employee Stock Incentive Plan (the Plan) to a Sangui GmbH employee. In connection with this transaction, the Company recorded $39,125 as compensation expense and additional paid-in capital in the stockholders' equity (deficiency) section of accompanying financial statements

In November and December 2004, the company issued 2,000,000 shares of common stock to two German investors for $100,000.

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

NOTE 5 - BUSINESS SEGMENTS
--------------------------

The Company reports it business segments based on geographic regions, which are as follows:

                                                   For the three months ended              For the six months ended
                                                          December 31,                           December 31,
                                                           (Unaudited)                           (Unaudited)
                                                      2004              2003                2004              2003
                                                ----------------  ----------------    ----------------  ---------------


Net sales:
Sangui GmbH                                     $          5,177  $              -    $         10,749  $             -

Sangui Biotech International, Inc.                             -                 -                   -                -
                                                ----------------  ----------------    ----------------  ---------------
                                                $          5,177  $              -    $         10,749 $              -
                                                ================  ================    ================ ================

Net income (loss):
Sangui GmbH                                     $       (204,813) $       (320,785)   $       (498,474) $      (684,958)
Sangui Biotech International, Inc.                       (39,332)          (71,350)            (82,625)        (121,232)
                                                ----------------  ----------------    ----------------  ---------------
                                                $       (244,145) $       (392,135)   $       (581,099) $      (806,190)
                                                ================  ================    ================  ===============

Depreciation and amortization
Sangui GmbH                                     $         16,133  $         26,024    $         33,205  $        56,994
Sangui Biotech International, Inc.                             -                 -                   -                -
                                                ----------------  ----------------    ----------------  ---------------
                                                $         16,133  $         26,024    $         33,205  $        56,994
                                                ================  ================    ================  ===============

Identifiable assets
Sangui GmbH                                     $        187,586
Sangui Biotech International, Inc.                        20,000
                                                ----------------
                                                $        207,586
                                                ================

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

GENERAL
-------

     The Company is primarily involved in the development of artificial oxygen carriers, skin care and wound management products and glucose sensors.

     The Company's clinical development projects are primarily in the preliminary stages. The Company is diligently developing several applications for its clinical development projects, but does not anticipate beginning any government protocols or clinical trials in the near term. In the course of the ongoing cost containment efforts, these projects were halted during fiscal year 2002/2003, after having achieved the planned milestones. The Company decided to reduce further expenditures in the blood substitute, blood additive and glucose sensor projects to the amount necessary to find financing, industrial or distribution partners for further development and marketing of the resulting products. The Company has adopted a program aimed at cost reductions and at refocusing the Company's funds to accelerate time to market its most promising and mature products.

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

     The company is currently in the final phase of the CE certification of "Chitoskin" wound pads authorizing the distribution of these medical products in the European markets. It is expected that the CE certification will be granted in the course of the third quarter of Sangui's fiscal year 2004/2005. The "CHITOSKIN" trademark has been granted to the company for the European countries effective November 1, 2004. In the German market the wound pads will be distributed by Karl Beese GmbH, Norderstedt, Germany, a leading medical products distributor. A contract to this effect is currently being negotiated and will be entered into after the CE certification. Joint pre-marketing activities have started. Negotiations with distributors in other regions including Spain, Turkey, the Arab countries and China are under way.

Cost Savings
------------

     As of August 31, 2004, contracts with most employees were cancelled. As of December 1, 2004, the company employs 2 fulltime employees and has consulting arrangements with 5 persons.

     In total, management has been able to reduce the Company's operating expenses by 25% to approximately $640,000 in the first six months of fiscal 2005, compared to approximately $842,000 in the respective period of last fiscal year. General and administrative expenses have been reduced by 23% in the first six months of fiscal 2005 as compared to the respective period of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 52% to approximately $331,000 compared to approximately $785,000 net cash used in operating activities in the respective period of last fiscal year.

FINANCIAL POSITION
------------------

     The company resolved to use the existing authorized capital to offer shares to certain investors. In November and December 2004, the company sold 2,000,000 shares of common stock to two German investors yielding cash proceeds of $100,000.

     In the course of the third quarter of its fiscal year 2005 the company sold 4,500,000 shares to six investors yielding a cash contribution of $275,000. The Directors and Management believe that this will be viable as a bridge financing until the company will be in the position to generate sufficient sales to maintain a basic level of activities.

     The Company's current assets decreased approximately $400,000, or 82%, from June 30, 2004 to approximately $86,000 at December 31, 2004. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $273,000 and decrease in taxes receivable of approximately $87,000. The decrease in cash and cash equivalents results primarily from funding the current year's operations of the Company with minimal revenues in the three- and six-month periods ended December 31, 2004.

     The Company's net property and equipment decreased approximately $19,000, or 19% from June 30, 2004 to approximately $82,000 at December 31, 2004. The decrease is primarily attributable to current year depreciation of approximately $33,000.

     The Company funded its operations primarily through its existing cash reserves and the issuance of shares to certain investors. The Company's stockholders' equity decreased approximately $418,000. The decrease is primarily caused by the Company's current period net loss of approximately $581,000, an increase in accumulated other comprehensive income of approximately $107,000 due to foreign currency translation adjustments, and an increase in common stock of $100,000 from the proceeds of stock issue in the current year.

RESULTS OF OPERATIONS
---------------------

Three months ended December 31, 2004 and 2003:

Sangui GmbH
-----------

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 40% to approximately $139,000 in 2004 from approximately $232,000 in 2003. The decrease is mainly attributed to the ongoing refocusing program.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 24% to approximately $108,000 in 2004 from approximately $87,000 in 2003. This increase is mainly attributed to expanded marketing and restructuring program.

     DEPRECIATION. Depreciation decreased 38% to approximately $16,000 in 2004 from approximately $26,000 in 2003. This decrease is mainly attributed to the restructuring of Sangui GmbH.

Sangui BioTech International, Inc.
---------------------------------

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 95% to approximately $39,000 in 2004 from approximately $20,000 in 2003. The increase is due to increased stock compensation expense.

Consolidated
------------

     NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $244,000, or $0.01 per common share, in 2004, compared to approximately $392,000, or $0.01 per common share, in 2003.

Three and six months ended December 31, 2004 and 2003:

Sangui GmbH
-----------

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 22% to approximately $324,000 in 2004 from approximately $416,000 in 2003. The decrease is mainly attributed to the ongoing refocusing program.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 19% to approximately $201,000 in 2004 from approximately $248,000 in 2003. This decrease is mainly attributed to the ongoing refocusing program.

     DEPRECIATION. Depreciation decreased 42% to approximately $33,000 in 2004 from approximately $57,000 in 2003. This decrease is mainly attributed to the restructuring of Sangui GmbH.

Sangui BioTech International, Inc.
---------------------------------

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 31% to approximately $83,000 in 2004 from approximately $121,000 in 2003. The decrease is due to decreased consulting and legal fees and an increase in stock compensation expense.

Consolidated
------------

     NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $581,000, or $0.01 per common share, in 2004, compared to approximately $806,000, or $0.02 per common share, in 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the six months ended December 31, 2004, net cash used in operating activities decreased to approximately $332,000 from approximately $785,000 in the corresponding period in 2003, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

     For the six months ended December 31, 2004, net cash provided by investing activities decreased to zero from approximately $12,000 net cash provided by investing activities in the corresponding period in 2003. The decrease is due to the decrease in collections on notes receivable and decrease in purchases of property and equipment during the six months ended December 31, 2004, compared to the corresponding period in 2003.

     For the six months ended December 31, 2004, net cash provided by financing activities decreased approximately $27,000 compared to the corresponding period in 2003. The decrease is due to the purchase of treasury stock of approximately $127,000 combined with proceeds received from the issuance of common stock of $100,000.

     Working capital deficit was approximately ($23,000) at December 31, 2004, a decrease of approximately $424,000 from June 30, 2004 due primarily to the Company's net loss for the six-month period.

     At December 31, 2004, the Company had cash of approximately $38,000. The Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     On August 4, 2003, SanguiBioTech AG filed a lawsuit against a former director of SGBI, claiming that some payments incurred by the defendant were unjustified under German law (Landgericht Munich I Court, Case No. 34 O 14027/03). The defendant denied that the claim was justified and brought forward the opinion that he can claim additional fees. The plaintiff has rejected the defendant's opinion. The litigation was still pending as of December 31, 2004. Subsequent to the period covered by this report, by order of the Court, on February 10, 2005, the lawsuit was settled. All claims and counterclaims between the parties were irrevocably dismissed.

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

SANGUI BIOTECH INTERNATIONAL, INC.


Date: March 7   , 2005                 /s/ Wolfgang Barnikol
                                        --------------------------------------
                                        Wolfgang Barnikol
                                        President, Chief Executive Officer and
                                        Chief Financial Officer


Date: March 7   , 2005                 /s/ Joachim Fleing
                                        --------------------------------------
                                        Joachim Fleing
                                        Chief Accounting Officer