Form 10QSB
period 2005-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2005-05-24
CIK 1104280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF  1934

            For the quarterly period ended:     March 31, 2005
                                                --------------

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period               to
                                       -----------      -----------

                         Commission file number: 0-21271

                        -------------------------------

                       SANGUI BIOTECH INTERNATIONAL, INC.

                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Colorado                                              84-1330732
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                Alfred-Herrhausen-Str. 44, 58455 Witten, Germany
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               011-49-2302-915-204
                              --------------------
               (Registrant's Telephone Number, Including Area Code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of May 20, 2005, was 48,355,363.

     Transitional Small Business Disclosure Format (Check one); Yes [ ] No [X]

                       SANGUI BIOTECH INTERNATIONAL, INC.

                              Report on Form 10-QSB
                      For the Quarter Ended March 31, 2005

                                     INDEX
                                     -----

                                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ......................................................      2
         Consolidated Balance Sheet at March 31, 2005 (Unaudited) ..................      3
         Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
            Three and nine Months Ended March 31, 2005 and 2004 ....................      4
          Consolidated Statements of Cash Flows(Unaudited)
            Three and nine Months Ended March 31, 2005 and 2004 ....................      5
         Notes to Consolidated Financial Statements (Unaudited) ....................      6

Item 2.  Management's Discussion and Analysis or Plan of Operation .................      9

Item 3.  Controls and Procedures ...................................................     12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...............     13

Item 3.  Defaults Upon Senior Securities ...........................................     13

Item 4.  Submission of Matters to a Vote of Securities Holders .....................     14

Item 5.  Other Information .........................................................     14

Item 6.  Exhibits ..................................................................     14

PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements
-----------------------------

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Our unaudited balance sheet as of March 31, 2005 and our unaudited statements of operations for the three and nine month periods ended March 31, 2005 and 2004, and the unaudited statement of cash flows for the nine month periods ended March 31, 2005 and 2004, are attached hereto and incorporated herein by this reference.

                       SANGUI BIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                                          March 31,
                                                                            2005
                                                                        ------------
Current assets
       Cash and cash equivalents                                        $     32,076
       Accounts receivable                                                    27,117
       Other receivables                                                      13,000
       Taxes receivable                                                       14,729
       Inventory                                                                   -
       Prepaid expenses and other assets                                      34,905
                                                                        ------------
           Total current assets                                              121,827


Property and equipment-net                                                    64,406

Patents and licenses-net                                                       4,946

Deposits                                                                      17,816
                                                                        ------------
Total assets                                                            $    208,995
                                                                        ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current liabilities
       Accounts payable and accrued expenses                          $       88,562
                                                                        ------------
Total current liabilities                                                     88,562

Commitments and contingencies                                                      -

Stockholders' equity
       Preferred stock, no par value, 5,000,000 shares
       authorized, no shares issued and outstanding                                -
       Common stock,  no par value, 50,000,000 shares
       authorized, 48,355,363 shares issued and outstanding               18,737,991

       Additional paid-in capital                                          2,104,256

       Treasury stock                                                       (103,945)

       Stock subscription receivable                                         (87,500)

       Accumulated other comprehensive income                                532,669

       Accumulated deficit                                               (21,063,038)
                                                                        ------------
       Total stockholders' equity                                            120,433
                                                                        ------------
Total liabilities and stockholders' equity                              $    208,995
                                                                        ============

        See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                         For the three months ended         For the nine months ended
                                                                 March 31,                          March 31,
                                                                (Unaudited)                        (Unaudited)
                                                            2005           2004                2005           2004
                                                        ------------   ------------        ------------   ------------
Revenues                                                $     23,163   $          -        $     33,912   $          -

Cost of goods sold                                            37,301              -              44,929              -
                                                        ------------   ------------        ------------   ------------
Gross profit                                                 (14,138)             -             (11,017)             -

Operating expenses
  Research and development                                    47,165        254,413             371,122        670,852
  General and administrative                                 163,940        134,624             446,934        503,681

Depreciation and amortization                                 15,086         15,989              48,291         72,983
                                                        ------------   ------------        ------------   ------------
Total operating expenses                                     226,191        405,026             866,347      1,247,516
                                                        ------------   ------------        ------------   ------------
Operating loss                                              (240,329)      (405,026)           (877,364)    (1,247,576)

Other income (expense)
  Interest income                                                427          4,989               1,972         19,649

Other income (expense)                                        86,737          5,452             141,128         27,092
                                                        ------------   ------------        ------------   ------------
Total other income (expense)                                  87,164         10,441             143,100         46,741

Net Loss                                                    (153,165)      (394,585)           (734,264)    (1,200,775)

Other comprehensive income

Foreign currency translation adjustments                    (102,965)        16,510               4,000         68,082
Unrealized gain on marketable securities
                                                                   -        (62,874)                  -         16,682
                                                        ------------   ------------        ------------   ------------

Comprehensive loss                                      $   (256,130)  $    (440,949)      $   (730,264)  $ (1,116,011)
                                                        ============   =============       ============   ============
Net loss available to common
shareholder per common share:                           $      (0.00)  $       (0.01)      $      (0.02)  $      (0.03)
                                                        ============   =============       ============   ============
Basic and diluted weighted average
number of common shares outstanding                       46,475,363      40,555,363         43,417,918     40,555,363
                                                        ============   =============       ============   ============

        See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the nine months ended
                                                                                March 31,
                                                                               (Unaudited)
                                                                    ------------        ------------
                                                                        2005                2004
                                                                    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                            $   (734,264)       $ (1,200,775)
Adjustments to reconcile net loss to cash used in operating
activities
      Depreciation and amortization                                       48,291              72,983

      Stock compensation                                                 104,256                   -

      Gain on sale of assets                                              (3,101)                290

Changes in operating asset and liabilities:
      Accounts receivable                                                (12,771)                  -

      Taxes receivable                                                    90,511              99,990

      Prepaid expenses and other assets                                    8,032              19,150

      Deposits                                                            (2,816)                  -

      Accounts payable and accrued expenses                                2,839             (60,872)
                                                                    ------------        ------------
Net cash used in operating activities                                   (499,023)         (1,069,234)
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of marketable securities                                      -             580,400

      Payment of patent costs                                            (9,151)
                                                                                                   -
      Sale of property and equipment                                       2,516
                                                                                                   -
      Collection of notes receivable                                           -              20,000
      Purchase of property and equipment                                  (6,378)             (9,730)
                                                                    ------------        ------------
Net cash provided by (used in) investing activities                      (13,013)            590,670
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                             305,000
                                                                                                   -
      Sales of treasury stock                                             51,069
      Purchase of treasury stock                                        (126,916)            (26,997)
                                                                    ------------        ------------
Net cash provided by (used in) financing activities                      229,153             (26,997)
                                                                    ------------        ------------
Effect of exchange rate changes                                            4,000              52,949
                                                                    ------------        ------------
Net decrease in cash and cash equivalents                               (278,883)           (452,612)

Cash and cash equivalents, beginning of period                           310,959             956,531
                                                                    ------------        ------------
Cash and cash equivalents, ending of period                         $     32,076        $    503,919
                                                                    ============        ============
Supplemental disclosures:
      Cash paid during the period for:
      Interest                                                      $          -        $          -
                                                                    ============        ============
      Income taxes                                                  $          -        $          -
                                                                    ============        ============

       See accompanying notes to these consolidated financial statements

                       SANGUI BIOTECH INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended March 31, 2005 are not indicative of the results that may be expected for the full fiscal year ending June 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------

     Sangui BioTech International, Inc., incorporated in Colorado in 1995, and its subsidiary (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical products.

     Prior to June 30, 2003, the company had two German subsidiaries, SanguiBioTech AG and GlukoMediTech AG. On June 30, 2003, GlukoMediTech AG was merged into Sangui BioTech AG. Effective November 4, 2003, Sangui AG was converted into SanguiBioTech GmbH (Sangui GmbH). After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of haemoglobin, blood substitutes and blood additives), the development of wound care products as well as in the development of glucose implant sensors. Sangui GmbH is a wholly-owned subsidiary of Sangui BioTech International, Inc..

     The operations of Sangui BioTech, Inc. and Sangui BioTech PTE Ltd Singapore, two former wholly-owned subsidiaries, were discontinued and dissolved during 2002.

Consolidation
-------------

     The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three and nine months ended March 31, 2004 have been reclassified to conform to the three and nine months ended March 31, 2005 presentation. These reclassifications have no effect on previously reported net loss.

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

Risk and Uncertainties
----------------------

     The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have only limited experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $21,063,038 as of March 31, 2005 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $730,264 and used cash in operating activities of $499,023 for the nine months ended March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

     Basic earnings (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2005 and 2004, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

     As of March 31, 2005, the Company held shares of its common stock valued at historical cost of approximately $103,945, which is reflected in the stockholders' equity as treasury stock in the accompanying consolidated balance sheet. The Company's management intends to sell the remaining shares in the near future.

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

     In January and February 2005, the company issued 4,500,000 shares of common stock to German and Swiss investors for $275,000.

     In February 2005, the Company issued 200,000 shares of common stock for prepaid consulting services valued at $17,500.

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

NOTE 5 - SEGMENT REPORTING
--------------------------

     The Company has not has any operating activities outside of Germany for eight consectutive quarters, accordingly segment reporting is not presented in these financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

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

GENERAL
-------

     We are primarily involved in the development of artificial oxygen carriers for internal and external applications, wound management products and glucose sensors.

     Our clinical development projects are primarily in the preliminary stages. We are diligently developing several applications for clinical development projects, but do not anticipate beginning any government protocols or clinical trials in the near term. In the course of the ongoing cost containment efforts, these projects were halted during the last fiscal year, after having achieved the planned milestones. We decided to reduce further expenditures in the blood substitute, blood additive and glucose sensor projects to the amount necessary to find financing, industrial or distribution partners for further development and marketing of the resulting products.

     On March 8, 2005, we announced that a meeting was held with executives of Green Cross Medical Corp., of Seoul, South Korea. As a result of the meeting, the parties agreed to jointly evaluate several possible ways to cooperate including the joint development of a blood additive based on our patents. Initially, we have furnished Green Cross with additional information about the authorization requirements of some its products under German and Korean regulation. In addition, we provided Green Cross with price quotations for our marketable products.

     In July, 2004, we signed a marketing and distribution contract with cosmetics vendor Mercatura Biocosmetics AG, Achim, Germany ("Mercatura"). Under the terms of the contract, Mercatura has obtained from us the exclusive right to manufacture, market und distribute the Sangui formulation for skin regeneration and anti-aging. We have sold to Mercatura a quantity of 60 kg of the preparation to be used in test sales, which started in September 2004. Mercatura will pay us per unit licensing fees for each product package sold. The licensing fees refer to the ex-works price for the product and will be between 5.5 % and 8 %, depending on the total revenue amount.

     Initially, the contract covers the German speaking areas only. Mercatura is obliged to submit on completion of its quarterly accounting its sales reports for the preceding quarter confirmed by an independent auditor. These reports will be the basis for the calculation of the royalties due to us. The parties have agreed to extend the reach of this agreement to target markets world wide, if our formulation will be included in the proposed cooperation between Mercatura and Wolfgang Joop GmbH. As of March 15, Mercatura has informed us, that the Anti-Aging formulation is planned to be a part of its "Wunderkind" program.

     In March 2005, we sold an initial quantity of our anti-cellulite gel to a German cosmetics distributor. The distributor intends to offer the preparation in German TV shop programs under its own brand name.

     On March 9, 2005, we were granted the CE certification for our "Chitoskin" wound pads authorizing the distribution of these medical products in the European markets. The "CHITOSKIN" trademark was granted to us for the European countries effective November 1, 2004. In the German market the wound pads will be distributed by Karl Beese GmbH, Norderstedt, Germany, a leading medical products distributor.

     On April 15, 2005, a contract was signed to this effect. Under the terms of the contract, we will provide unsterilized pads to Beese. Beese will take care of sterilization, confectioning and packaging of the products which are to be sold to hospitals and other institutions with particular demand for wound care products. Marketing preparations are scheduled to start in May 2005. Negotiations with distributors in other regions including Spain, Turkey, the Arab countries and China are under way. For the Benelux countries cooperation has been offered to Biologiq, Appeldorn, The Netherlands.

Cost Savings
------------

     As of August 31, 2004, contracts with most employees were cancelled. As of May 1, 2005, we employ 2 fulltime employees and have consulting arrangements with 5 persons.

     In total, management has been able to reduce our operating expenses by 31% to approximately $866,000 in the first nine months of fiscal 2005, compared to approximately $1,248,000 in the respective period of the last fiscal year. General and administrative expenses have been reduced by 11% in the first nine months of fiscal 2005 as compared to the respective period of last fiscal year. This effort is also reflected in the net cash used in operating activities which decreased 53% to approximately $499,000compared to approximately $1,069,000 net cash used in operating activities in the respective period of last fiscal year.

FINANCIAL POSITION
------------------

     We have resolved to use the existing authorized capital to offer shares to certain investors. Inthe first nine months of the current fiscal year, the company sold 4,500,000 shares of common stock to a number of German and Swiss investors yielding cash proceeds of $275,000.

     Our current assets decreased approximately $365,000, or 75%, from June 30, 2004 to approximately $122,000 at March 31, 2005. The decrease is primarily attributable to a decrease in cash and cash equivalents of approximately $279,000 and a decrease in taxes receivable of approximately $91,000. The decrease in cash and cash equivalents results primarily from funding the current year's operations of the Company with minimal revenues in the three- and nine-month periods ended March 31, 2004.

     We funded our operations primarily through our existing cash reserves and the issuance of shares to certain investors. Our stockholders' equity decreased approximately $398,000. The decrease is primarily caused by the Company's current period net loss of approximately $734,000, an increase in accumulated other comprehensive income of approximately $4,000 due to foreign currency translation adjustments, and an increase in common stock of $305,000 from the proceeds of stock issue in the current year.

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2005 and 2004:

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 81% to approximately $47,000 in 2005 from approximately $254,000 in 2004. The decrease is mainly attributed to the ongoing refocusing program.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 22% to approximately $164,000 in 2005 from approximately $134,000 in 2004. This increase is mainly attributed to expanded marketing and restructuring program.

     DEPRECIATION. Depreciation decreased 6% to approximately $15,000 in 2005 from approximately $16,000 in 2004. This decrease is mainly attributed to the restructuring of Sangui GmbH.

     NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $256,000, or $0.00 per common share, in 2005, compared to approximately $441,000, or $0.01 per common share, in 2004.

Nine months ended March 31, 2005 and 2004:

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 45% to approximately $371,000 in 2005 from approximately $671,000 in 2004. The decrease is mainly attributed to the ongoing refocusing program.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 11% to approximately $447,000 in 2005 from approximately $504,000 in 2004. This decrease is mainly attributed to the ongoing refocusing program.

     DEPRECIATION. Depreciation decreased 34% to approximately $48,000 in 2005 from approximately $73,000 in 2004. This decrease is mainly attributed to the restructuring of Sangui GmbH.

     NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $730,000, or $0.02 per common share, in 2005, compared to approximately $1,116,000, or $0.03 per common share, in 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the nine months ended March 31, 2005, net cash used in operating activities decreased to approximately $499,000 from approximately $1,069,000 in the corresponding period in 2004, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

     For the nine months ended December 31, 2004, net cash used by investing activities increased to approximately $13,000 from approximately $591,000 net cash provided by investing activities in the corresponding period in 2004. The increase is due to the decrease in collections on notes receivable and decrease in maturities of marketable securities during the nine months ended March31, 2005, compared to the corresponding period in 2004.

     For the nine months ended March 31, 2005, net cash provided by financing activities increased to approximately $229,000 compared to $27,000 used in the corresponding period in 2004. The increase is due to the sale of treasury stock of approximately $51,000 combined with proceeds received from the issuance of common stock of $305,000 compared to the purchase of treasury stock of approximately $27,000 in 2004.

     Working capital surplus was approximately $33,000, at March 31, 2005, a decrease of approximately $400,000 from June 30, 2004 due primarily to the Company's net loss for the nine-month period.

     At March 31, 2005, the Company had cash of approximately $32,000. The Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-14 (c) and 15d-14 (c) under the Exchange Act), as of a date within 90 days of the filing of this Quarterly Report on Form 10-QSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in applicable SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     On August 4, 2003, SanguiBioTech AG filed a lawsuit against a former director of SGBI, claiming that some payments incurred by the defendant were unjustified under German law (Landgericht Munich I Court, Case No. 34 O 14027/03). The defendant denied that the claim is justified and brought forward the opinion that he could claim additional fees. On February 10, 2005, the lawsuit was settled by order of the Court. All claims and counterclaims between the parties were irrevocably dismissed.

     The Company is not aware of pending claims or assessments which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

     In February, 2005, the company sold 4,500,000 shares of common stock to five German and Swiss investors yielding a cash contribution of $275,000. No underwriters were used. The offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

     In February 2005, the company issued 200,000 restricted shares of common stock in consideration of consulting services valued at $17,500 to Joachim Fleing, a director of the Company. No underwriters were used. The offer of the shares occurred outside the United States and the shares were issued to an individual who resides outside the United States, pursuant to an exemption from registration under section 4(2)of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

     None.

ITEM 5 - OTHER INFORMATION
--------------------------

     Sangui Directors Christpoh Ludz and Markus Volpers resigned effective February 7, 2005. The Board appointed Thomas Striepe, the Vice President of Accounting and Controlling of Dr. Ludz, GmbH, Hamburg, as a director. The Board of Directors now consists of Wolfgang Barnikol, Joachim Lutz, Thomas Striepe and Joachim Fleing.

ITEM 6 - EXHIBITS
-----------------

     31** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350
     32** 906 Certification
     _______________
     ** Filed Herewith


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SANGUI BIOTECH INTERNATIONAL, INC.


Date: May 23, 2005                        By: /s/ Wolfgang Barnikol
                                              _______________________________
                                              Wolfgang Barnikol
                                              President, Chief Executive Officer
                                              and Chief Financial Officer