Form 10KSB
period 2005-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2007-06-14
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended: June 30, 2005

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
       (Address of principal executive offices)                                                                                                                         (Zip Code)

49 (2302) 915-200
(Issuer’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that a Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒ No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

The Issuer's revenues for the most recent fiscal year ended June 30, 2005, were approximately $ 45,200.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on May 29, 2007 based upon the average bid and ask price of the common stock on the pinksheets.com market segment for such date, was approximately $ 30,750,000.

The number of shares of the Registrant's common stock issued and outstanding on May 29, 2007, was 50,000,000.

Transitional Small Business Disclosure Format.   Yes   ☐  No   ☒

i

CAUTIONARY STATEMENT

Some of the statements contained in this Form 10-KSB for Sangui Biotech International, Inc. (the “Company” or “SGBI”) discuss future expectations, contain projections of results of operation or financial condition or state other “forward-looking” information.  These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on various factors and is derived using numerous assumptions.  Important factors that may cause actual results to differ from projections include, for example:

•  the success or failure of management's efforts to implement their business strategy;
•  the ability of the Company to raise sufficient capital to meet operating requirements;
•  the uncertainty of consumer demand for our product;
•  the ability of the Company to protect its intellectual property rights;
•  the ability of the Company to compete with major established companies;
•  the effect of changing economic conditions;
•  the ability of the Company to attract and retain quality employees; and
•  other risks which may be described in future filings with the SEC.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth herein under “Risk Factors” as well as those noted in the documents incorporated herein by reference.  Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Sangui BioTech, Inc. was incorporated in Delaware on August 2, 1996, and began operations in October 1996.  Shortly after the formation of Sangui BioTech, Inc., the shareholders of SanguiBioTech AG and GlukoMediTech AG agreed to a share swap in which all of the outstanding shares held by the shareholders would be exchanged for shares of Sangui BioTech, Inc., thereby making SanguiBioTech AG and GlukoMediTech AG wholly owned subsidiaries of Sangui BioTech, Inc.  In August 1997, a publicly held company, Citadel Investment System, Inc., a Colorado corporation (Citadel), acquired one hundred percent (100%) of the outstanding common shares of Sangui BioTech, Inc., and as a result, Sangui BioTech, Inc. became a wholly owned subsidiary of Citadel.  Thereafter, Citadel changed its name to Sangui BioTech International, Inc. (the Company or SGBI).

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

Until the end of fiscal year 2002, SGBI's business operations were conducted through its four wholly owned subsidiaries: Sangui BioTech, Inc., SanguiBioTech AG, GlukoMediTech AG, and Sangui Biotech Singapore Pte Ltd.

Sangui BioTech, Inc.

Sangui, BioTech, Inc. (SBT) was principally engaged in the development and manufacturing of immunodiagnostic kits, which were sold by SBT in niche markets in the United States and Europe.  During the first quarter of the 2003 fiscal year, SBT sold its assets, and commenced a wind-down of its U.S. business operations.  SBT was merged with and into SGBI effective December 31, 2002.

Sangui Biotech Singapore Pte Ltd.

Sangui Biotech Singapore Pte Ltd. (Sangui Singapore) was incorporated as a wholly owned subsidiary of SGBI in Singapore on May 15, 1999.  Sangui Singapore was the Asian regional office for SGBI and was engaged in animal experiments in conjunction with the German subsidiaries.  Effective as of January 31, 2003, Sangui Singapore was wound down and closed.  On February 25, 2004, the Registry of Companies and Businesses of the Republic of Singapore informed the company, that it would announce the projected strike-off from its register in its official Gazette on March 31, 2004 and that three months following the name of Sangui Singapore would be struck off the register without further notice.  The company assumes, therefore, that the strike-off was executed on or about June 30, 2004.

GlukoMediTech AG

GlukoMediTech AG (Gluko AG) was established and organized under the laws of Germany in Mainz, Germany on July 15, 1996.  Gluko AG was developing long-term implantable glucose sensors, by-products thereof, and diverse other sensors.  Since additional financing for the next planned step of product development could not be secured, Gluko AG was merged with Sangui AG effective June 30, 2002.  While further development work in this area was halted, Sangui GmbH (see below) is working to secure the key patents relating to the existing Glucose Sensors and will continue to seek out potential strategic financial or industry partners.

SanguiBioTech AG

SanguiBioTech AG (Sangui GmbH) was established and organized under the laws of Germany in Mainz, Germany on November 25, 1995.  Effective November 4, 2003, SanguiBioTech AG was converted into SanguiBioTech GmbH, a limited liability company under German law.  Sangui GmbH develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof.  Sangui GmbH has also developed an anti-aging cosmetic and a number of related products aimed at improving oxygen supply to the skin.  Enhanced oxygen supply is the key to improved wound healing, therefore the company has extended its product portfolio to contain wound pads and other wound management products with these goals in mind.  The facilities of Sangui GmbH are located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany.

To date, neither SGBI nor any of its subsidiaries has had profitable operations.  The Company has never been profitable, and through June 30, 2005, SGBI's accumulated deficit has exceeded $21.1 million.  The Company expects to continue to incur substantial losses over the next several years as it pursues its research and development efforts, testing activities and other growth operations.  SGBI's most promising potential products are still in early development stages.  As such the Company will need to obtain substantial additional capital to fulfill its business plan.

       The Company has adopted a program aimed at cost reductions and at refocusing SGBI’s funds to accelerate time to market for its most promising and mature products.  Effective as of August 31, 2004, the company reduced any extraneous activities for cost saving purposes.  The Company’s current key focus is on selling its cosmetics and wound management products to distribution partners, identifying additional industrial and distribution partners for its patents and products, and on obtaining the additional financial resources necessary to finalize the certification processes of its development products.  No assurance can be given that SGBI’s program will be successful.

BUSINESS OF THE COMPANY

The Company's mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products.  The Company develops its products through its wholly owned German subsidiary Sangui GmbH.  The Company is seeking to market and sell some, or all, of their products through partnerships with industry partners.

The focus of Sangui GmbH has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anaemia or blood loss whether due to surgery, trauma, or other causes.  Sangui GmbH has thus far focused its development and commercialization efforts of such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  Sangui GmbH, has in addition developed external applications of oxygen transporters in the medical and cosmetic fields in the form of gels and emulsions for the regeneration of the skin.

Sangui GmbH holds the exclusive distribution rights for Chitoskin wound pads for the European Union and various other countries.  Sangui GmbH has filed a patent cooperation treatment applications (PCT) for the production and use of improved Chitoskin wound pads using gelatine instead of collagen as the carrier substance.  In addition, Sangui GmbH is a co-filer for a PCT for the production and use of glycosaminoglycans based on Chitosan and its derivatives.

ARTIFICIAL OXYGEN CARRIERS

Sangui GmbH develops several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to native hemoglobin.  These are (1) oxygen carrying blood additives; and, (2) oxygen carrying blood volume substitutes.

In December 1997, Sangui GmbH decided that porcine hemoglobin should be used as the basic material for its artificial oxygen carriers.  In March 1999, Sangui GmbH decided which hemoglobin hyperpolymer would go into preclinical investigation, that glutaraldehyde would be utilized as a cross linker, and further that the polymer hemoglobin be chemically masked to prevent protein interaction in blood plasma.  The fine adjustment of the molecular formula of the artificial oxygen carriers - optimized for laboratory scale production - was finalized in the summer of 2000.

The experiments completed in Sangui GmbH’s laboratories demonstrated that it is possible to polymerize hemoglobins isolated from porcine blood resulting in huge soluble molecules, so-called hyperpolymers.  In August 2000, Sangui GmbH finalized its work on the pharmaceutical formulation of the oxygen carrier for laboratory scale.  In February 2001 a pilot production in a laboratory scale was carried out in SGBI's clean room.  The resulting product was applied in single volunteers in pilot self-experiments.

The blood additives and blood substitute projects were halted in 2003 due to the lack of financing for the pre-clinical test phase.  In October 2006, subsequent to the period covered by this report, a contract was entered into between Sangui GmbH and ERC Nano Med S.A. de C.V. of Monterrey Mexico (ERC), which provides that ERC will establish a production facility in Mexico to produce sufficient quantities of the blood additive.  In cooperation with the medical faculty of Monterrey University and the Mexican National Health Organizations, ERC will initiate all necessary steps to begin the pre-clinical test phase for the products as soon as possible.  It is anticipated that this will lead to the FDA authorization process in due course. The authorization process will be managed in cooperation with Medicoforum group of Hannover, Germany, a company specializing in international pharmaceutical and medical product authorizations.

According to regulatory requirements, all drugs must complete preclinical and clinical trials before approval (e.g. Federal Drug Administration approval, see Certain Business Risks below) and market launch.  The Company’s management believes that the European and FDA approval process will take at a minimum several years to complete.

NANO FORMULATIONS FOR THE REGENERATION OF THE SKIN

Healthy skin is supplied with oxygen both from the inside, by way of the blood, as well as through diffusion from the outside.  A lack of oxygen will cause degenerative alterations, ranging from premature aging, to surface damage, and even as extensive as causing open wounds.  The cause for the lack of oxygen may be a part of the normal aging process, but it may also be caused by burns, radiation, trauma, or a medical condition.  Impairment of the blood flow, for example caused by diabetes mellitus or by chronic venous insufficiency, can also lead to insufficient oxygen supply and the resulting skin damage.

The nano-emulsion-based preparations now being sold by Sangui GmbH have been designed to support the regeneration of the skin by improving its oxygen supply.  The products Sangui GmbH are currently focussing on are: (1) an anti-aging formulation and treatment; and, (2) an anti-cellulite formulation for the cosmetics market.  The products were thoroughly tested by an independent research institute and received top marks for skin moisturization, and enhanced skin elasticity, respectively.

Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop subsequent to the period covered by this report in September of 2006.

Sales of the anti-cellulite products began in the period subsequent to this report in August of 2005 via two German TV shop programs.  Sales figures in this distribution channel are stable, according to information provided by our distribution partner.  Additionally, distribution partners in Argentina and Mexico have purchased launch quantities in November of 2005, and July of 2006, respectively.

CHITOSKIN WOUND PADS

In March 2005, subsequent to the period covered by this report, SanguiBioTech GmbH was awarded the CE mark for this product.  The CE mark authorizes the company to distribute and sell this medical product in the member countries of the European Union.  At the same time, Sangui GmbH successfully passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications.  The “Chitoskin” trademark was already granted to the company for the European countries effective November 1, 2004.

Karl Beese GmbH, a leading German vendor and distributor of hospital supplies, began marketing and distributing the wound pad product in August 2005, and has placed several subsequent orders with the company.  In addition, Karl Beese will deliver large quantities of the wound pad product to a Czech distribution partner through summer 2006.

PUBLIC GRANTS

Sangui GmbH was granted a subsidy amounting to $1,535,300 for the period from April 8, 1998 to March 31, 2001 for research and development in association with the project known as “Development of a procedure for the production of synthetic oxygen carriers on the basis of hyperpolymer hemoglobins as a blood additive and a so-called blood substitute.”  In March 2001, an application to have the subsidy period extended to June 30, 2002 was approved.  In March 2002, SGBI submitted a second application to the project authority, Jülich (PtJ), to have the subsidy period extended again; this was approved for the period up to December 31, 2002 in the notification of alteration dated July 2, 2002.  Funds in the amount of $1,166,210 were received in regard to this project through December 31, 2002.

On September 1, 1999, Gluko AG was granted $1,864,383 over a period of three years to promote the project known as “Development of a permanently implantable glucose sensor and a controllable insulin pump for diabetics into a technical beta cell.”  In October 2001, an application was submitted to the project authority, Jülich (PtJ), to have the subsidy period extended until December 31, 2002; this was approved in a  notification of alteration dated November 28, 2001.  SGBI had received funds in regard to this project amounting to $563,775 through December 31, 2002.

All remaining funds from both of the above-subsidized projects were returned as of December 31, 2002.

In the fourth quarter of our fiscal year ended June 30, 2005, a final project review was carried out by the state authorities of Northrhine-Westfalia.  The review resulted in a final accounting in our favor totalling to approximately $195,850 for both projects.  $148,810 of this amount was received in the fourth quarter of our fiscal year ended June 30, 2005, for the oxygen carrier project, and in the first quarter of the fiscal year ended June 30, 2006 for the glucose sensor project.  The remaining $47,040 was received in the first quarter of the 2006 fiscal year, and is accrued as accounts receivable at June 30, 2005.

PATENTS AND PROPRIETARY RIGHTS

The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto.  As of June 30, 2005, Sangui GmbH had been granted 18 patents.  Furthermore, its subsidiary has applied for 24 patents, most of which have been filed in Germany (DE), the United States of America (US), and as an international patent application with the European Patent Office (EP).  Global patent applications are marked PCT.  Four (4) patent applications are related to progress made in the final development stages of the external application of the artificial oxygen carriers.  Below are listed the most pertinent of the rights held by the Company.

1. Haemoglobin-Polymers

EP-P 0 685 492	“Process for the preparation of haemoglobin hyperpolymers of uniform molecular weight” (Patent Granted)
US-A 10/878,724

US-P 5,985,332	“Hemoglobins provided with ligands protecting the oxygen binding sites for use as artificial oxygen carriers for direct application in medicine
EP-P 0857 733	and biolgy, and method for the preparation thereof” (Patent Granted)

US-O 2004/0014641	“Mammalion haemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen
EP-O 1 299 457	carriers, production and use thereof” (Patent Pending)

US-O 2004/0023851	“Method for the production of artificial oxygen carriers from covalently cross linking haemoglobin with improved functional properties
EP-O 1 249 385	of haemoglobin by cross-linking in the presence of chemically non-reacting effectors of the oxygen affinity of the haemoglobin” (Patent Pending)

US-O 2004/0029780	“Synthetic oxygen transport made from cross-linked modified human or porcine haemoglobin with improved properties, method
EP-O 1294386	for a preparation thereof from purified material and use thereof” (Patent Pending)

PCT-A 103 52 692	“Use of hypo-oncotic solutions of hyperpolymerised haemoglobins to be added to the human blood circulation in treatment
EP 2004/012363	of lung oedema” (Patents Pending)

2. GlucoTector

US-P 4,775,514	“Luminescent layers for use in apparatus for determining the oxygen concentration in gases and the like” (Patent Granted)

DE-P 198 15 932	“Miniaturisation of a polarimetre for the analysis of low concentration components in liquid test materials on an optical basis as well as a device to perform the pertinent tests” (Patent Granted)

US-P 6,577,393	“Polarimetric procedure for determining the (main) vibration plane of polarized light to about 0.1 m° and miniaturized
DE-P 198 26 294	device for its implmentation” (Patents Granted)

DE-P 199 11 265	“Method for the measurement of the concentration of glucose in aequous solutions containing proteins, i.e. in interstitial tissue fluids in particular, as well as implantable devices for carrying out said method” (German Patent Granted)

EP-A 01 940 355	“Method for the long-term stable and well-reproducible spectrometric measurement of the concentrations of components of
DE-P 100 20 615	aqueous solutions, and device for carrying out said method” (German Patent Granted)

DE-P 100 20 613	“Method and Device for reproducible polarimetric measurement of the concentration of the components of aequous solutions”
(German Patent Granted)

EP-A 01 953 958	“Refractometric method for carrying out long-term stable accurate measurements of the concentrations of dissolved substances
DE-P 100 30 927	and miniaturizable device for carrying out said method” (German Patent Granted; EP Patent Pending)

US-A 10/312,142	“Device for combined and simultaneous use of several measuring methods for analysing components of a liquid mixture
PCT-O WO 02/01202	of several substances” (German Patent Granted; EP and US Patents Pending)
DE-P 100 30 920

3. External applications of artificial oxygen carriers

EP-P 1 301 169	“Preparation in the form of an emulsion that contains an oxygen carrier selected from hemoglobin or hemoglobin and myoglobin,
US-O 2004/0022839	for use as a topically applicable cosmetic and for the natural regeneration of the skin in the case of oxygen deficiency” (European Patent Granted)

EP-P 1 303 297	“Preparation containing an oxygen carrier for regeneration of the skin in the case of oxygen deficiency” (European Patent Granted)
US-O 2003/0180365

EP-A 03 740 198	“Microemulsions having a binary phase differentiability and active substance differentiability, the production thereof and their use,
US-A 10/518,667	particularly for the topical supply of oxygen” (Patents Pending)

DE-O 103 60 503	“Combination set and method for the bio-regenerative treatment of skin” (Patents Pending)
PCT-O 2005 /063193

4. Wound Management

EP-A 03 708 173	“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents,
US-A 10/508,092	for externally treating open, in particular chronic wounds” (Patents Pending)

PCT-O 2005/063311	“Therapeutically active wound dressings, production thereof, and use of the same” (Patents Pending)

MANUFACTURING, MARKETING AND DISTRIBUTION

For the manufacturing of our products we rely on certified specialist contract manufacturers who specialize in the fields of cosmetic and medical products.  Production processes have been certified and comply with the respective best practices in the industry.  Production is constantly being monitored by us and by the respective certifying authorities.

We still have limited experience in the selling and marketing of our products.  We are therefore dependent on attracting industry marketing and distribution partners in order to succeed in selling our products in their respective markets.

RESEARCH AND DEVELOPMENT

Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $426,831 and $886,962 during the fiscal years ended June 30, 2005 and 2004, respectively.

GOVERNMENT REGULATION

SGBI and its former United States subsidiary were subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which SGBI believes it and its subsidiaries are in material compliance.

Although it is believed that SGBI and its United States subsidiary were in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, and although no government concerns were put forward during the operation of or after the closing of the Santa Ana operations, there can be no assurance that the business, financial condition, and results of operations of SGBI and its subsidiaries will not be materially adversely affected by future government claims with regard to unlikely, but not impossible, infringements on these or other laws resulting from SGBI’s former United States operations.

Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies of the subsidiaries, and to a much less extent of SGBI, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the Federal Drug Administration (FDA), and corresponding state regulatory agencies.  To the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies.  In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products.  Generally, biological health care products must be shown to be safe, pure, potent and effective.  There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labelling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products.  Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, and failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

COMPETITION

The market for the products and technologies of SGBI is highly competitive, and SGBI expects competition to increase.  Experiments and clinical testing in the field of artificial oxygen carriers are being carried out by Alliance Pharmaceutical Corp. of San Diego, California, as well as Biopure Corp. of Cambridge, Massachusetts.  Companies researching into the possibility of developing implantable glucose sensors include Roche Diagnostics, Animas, Corp., Frazer, Pennsylvania, and Medtronic Inc. of Sylmar, California.  In the fields of anti-aging and anti-cellulite cosmetics, all major cosmetic vendors are actively marketing proprietary formulations.  Leading wound pad providers include Johnson & Johnson, Bristol-Myers Squibb, as well as Beiersdorf AG.

DEPENDENCE ON MAJOR CUSTOMERS

As of June 30, 2005, the company entertained business relationships with three major customers, Mercatura Biocosmetics AG, Cosmed-Naturell GmbH and Karl Beese GmbH & Co.  No assurance can be given that these companies will be successful in marketing and distributing our products.  These three companies combined to constitute approximately 88% of the Company’s gross revenues for the year ended June 30, 2005.

HUMAN RESOURCES

The Company considers its relations with its employees to be favorable.  As of June 30, 2005 SGBI and its subsidiaries had 2 fulltime employees, neither of whom was involved in research and development.  For research and development purposes, the Company had consulting arrangements with five individuals.

DIVIDENDS

The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

REPORTS TO SECURITY HOLDERS

Copies of the Company’s reports, as filed with the Securities and Exchange Commission, are available and may be viewed as filed at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling 1-800-SEC-0330.  Additionally they can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar by simply typing in “Sangui Biotech International” or via the web links at the corporate website http://www.sanguibiotech.com.

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

Risk that SGBI's Common Stock may be deemed a “Penny Stock”

The Company's common stock may be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 of the Exchange Act of 1934.  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than US$2,000,000 or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) or more, excluding any broker or dealer commissions, markups or markdowns.  As of the date of this report SGBI's common stock has a price less than $5.00.

If SGBI's Common Stock is at any time deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in SGBI's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Potential investors in SGBI's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

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

Future Capital Needs and Uncertainty of Additional Funding

Although management believes that SGBI's cash position should be sufficient to cover its financing for at least the current fiscal year, substantial funds will be required to effect SGBI's development plans.  The Company will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of its business strategies.  Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources.  To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to SGBI's shareholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions.  However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its technologies or product candidates.  The inability of SGBI to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of SGBI.  Moreover, if funds are not available from any sources, SGBI may not be able to continue to operate.   As of June 30, 2005, the Company has issued all of its common shares of stock as authorized by its Articles.  The Company is unable to consummate any additional sales of common stock until additional shares are authorized by the Board of Directors, the shareholders of the Company, and an amendment to the Company’s Articles of Incorporation is completed.

Dependence on Key Personnel

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

Licenses and Consents

The utilization or other exploitation of the products and services developed by SGBI or its subsidiaries may require SGBI or its subsidiaries to obtain licenses or consents from the producers or other holders of patents, trademarks, copyrights or other similar rights (Intellectual Property) relating to the products and technologies of SGBI or its subsidiaries.  In the event SGBI or its subsidiaries are unable, if so required, to obtain any necessary license or consent on terms which the management of SGBI or its subsidiaries consider to be reasonable, SGBI or its subsidiaries may be required to cease developing, utilizing, or exploiting products or technologies affected by those Intellectual Property rights.  In the event SGBI or its subsidiaries are challenged by the holders of such Intellectual Property rights, there can be no assurance that SGBI or its subsidiaries will have the financial or other resources to defend any resulting legal action, which could be significant.

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

All products and technologies under development by SGBI will require significant commitment of personnel and financial resources.  Several products will require extensive evaluation and pre-marketing clearance by the Federal Drug Administration and comparable agencies in other countries prior to commercial sale.  SGBI regularly re-evaluates its product development efforts.  On the basis of these re-evaluations, SGBI may abandon development efforts for particular products.  No assurance can be given that any product or technology under development will result in the successful introduction of any new product.  The failure to introduce new products into the market on a timely basis could have a material adverse effect on the business, financial conditions or results of operation of SGBI.

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

Government Regulation; No Assurance of Product Approval

The clinical testing, manufacture, promotion, and sale of biotechnology and pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the United States, principally the Federal Drug Administration (FDA), and corresponding state and foreign regulatory agencies prior to the introduction of those products.  Management of SGBI believes that many of the potential products of SGBI will be regulated by the FDA, subject to the then current regulations of the FDA.  Other federal and state statutes and regulations may govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, advertising, distribution and promotion of certain products developed by SGBI.  Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, suspensions of regulatory approvals, product recalls, operating restrictions, re-labeling costs, delays in sales, cessation of manufacture of products, the imposition of civil or criminal sanctions, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures.  In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, and other like agencies in Germany, Singapore and other countries.  Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of each product.  Neither SGBI nor its subsidiaries can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted.  Management of SGBI has no experience in obtaining regulatory clearance on these types of products.  The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources.  Any delays or failure by SGBI or its subsidiaries to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of SGBI to earn product or royalty revenue, and its results of operations, liquidity and capital resources.

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

Any party that manufactures therapeutic or pharmaceutical products is required to adhere to applicable standards for manufacturing practices and to engage in extensive record keeping and reporting.  Any of the manufacturing facilities of SGBI are subject to periodic inspection by state and federal agencies, including the FDA and comparable agencies in foreign countries.

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

Additionally, SGBI will be subject to regulatory authorities in Germany and other countries governing clinical trials and product sales.  Even if FDA approval is obtained, approval of a product by the comparable regulatory authorities of other countries must be obtained prior to the commencement of marketing the product in those countries.  The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.  The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.  There can be no assurance that any foreign regulatory agency will approve any product submitted for review by SGBI.

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

Many of the competitors of SGBI are, have, or are affiliated with companies having, substantially greater resources than SGBI, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than SGBI.  Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the ability of SGBI to compete in the marketplace pending resolution of the disputed matters.  Moreover, an adverse outcome could subject SGBI to significant liabilities to third parties and require SGBI to license disputed rights from third parties or cease using the technology.  In the event that third parties have or obtain rights to intellectual property or technology used or needed by SGBI, there can be no assurance that any licenses would be available to SGBI or would be available on terms reasonably acceptable to SGBI.

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

Uncertainties Relating to Pricing and Third-Party Reimbursement

The operating results of SGBI may depend in part on the availability of adequate reimbursement for the products of SGBI from third-party payers, such as government entities, private health insurers and managed care organizations.  Third-party payers are increasingly seeking to negotiate the pricing of medical services and products.  In some cases, third-party payers will pay or reimburse a user or supplier of a product for only a portion of the purchase price of the product.  In the case of the products of SGBI, payment or reimbursement by third-party payers of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and physicians.  There can be no assurance that reimbursement, if available, will be adequate.  Moreover, certain of the products of SGBI may not be of the type generally eligible for third-party reimbursement.  If adequate reimbursement levels are not provided by government entities or other third-party payers for the products of SGBI, the business, financial condition and results of operations of SGBI would be materially adversely affected.  A number of legislative and regulatory proposals aimed at changing the United State's health care system have been proposed in recent years.  While SGBI cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the business, financial condition or results of operations of SGBI.

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

Lack of Commercial Manufacturing and Marketing Experience

SGBI has not yet manufactured its products in commercial quantities.  The Company and its manufacturing contractors and partners will be engaged in manufacturing pharmaceutical products which will be subject to stringent regulatory requirements.  No assurance can be given that the Company, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing.  SGBI and its subsidiaries have no experience in the sales, marketing and distribution of products.  There can be no assurance that SGBI will be able to establish sales, marketing and distribution capabilities or make arrangements with collaborators, licensees or others to perform such activities or that such effort will be successful.

The manufacture of the products of SGBI involves a number of steps and requires compliance with stringent quality control specifications imposed by SGBI and by the FDA or similar regulatory bodies under the law of the respective countries.  Moreover, SGBI's products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA.  For these reasons, SGBI would not be able to quickly replace its manufacturing capacity if one of its manufacturing contractors or partners were unable to use their manufacturing facilities as a result of a fire, natural disaster, equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's Good Manufacturing Practice (GMP) requirements and the non-compliance could not be rapidly rectified.  The inability or reduced capacity of SGBI to manufacture their products would have a material adverse effect on SGBI's business and results of operations.

SGBI has entered and may enter into arrangements with contract manufacturing companies to expand its production capacities in order to satisfy requirements for its products, or to attempt to improve manufacturing efficiency.  If SGBI chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected.  Further, contract manufacturers must also operate in compliance with the FDA's GMP requirements; failure to do so could result in, among other things, the disruption of product supplies.

Currently, SGBI has its products manufactured by contract manufacturers in Germany and anticipates future production in Mexico.  No assurance can be given, that these vendors will be willing or able to produce the products in the required quality or quantitities or at prices which will enable SGBI to sell the end products as requested by its customers.

Hazardous Materials And Environmental Matters

The research and development processes of SGBI involve the controlled storage, use and disposal of hazardous materials.  SGBI is subject to federal, state and local laws and regulations governing the use, generation, manufacturing, storage, handling, and disposal of such materials and certain waste products.  Although SGBI does not currently manufacture commercial quantities of its product candidates, it produces limited quantities of such products for its clinical trials or comparable testing and SGBI may eventually intend to manufacture commercial quantities of its products.  Although SGBI has passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications, and although it believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated.  In the event of such an accident, SGBI could be held liable for any damages that result, and any such liability could exceed the resources of SGBI.  There can be no assurance that SGBI will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets of SGBI will not be materially or adversely affected by current or future environmental laws or regulations.

Fluctuations in Foreign Currency Exchange Rates could have an Adverse Impact.

Because a portion of our total revenue is derived from international operations that are conducted in foreign currencies, changes in value of these foreign currencies relative to the US dollar may affect our results of operation and financial position.  If for any reason exchange or price controls or other restriction on the conversion of foreign currencies were imposed, our business could be adversely affected.

ITEM 2. PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs- und Entwicklungszentrum of the University Witten/Herdecke, Germany.  Rent expense was approximately $56,525 and $66,966 during the years ended June 30, 2005 and 2004, respectively.

ITEM 3. LEGAL PROCEEDINGS

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

 On November 27, 2003, the company was served with a lawsuit, Landgericht Bochum Court, Case No. 6 O 435/03.  The lawsuit named, among others, SanguiBioTech AG as defendant.  The plaintiff alleged that the Company, had neglected its duty in dealing with some of the plaintiff’s Sangui BioTech International, Inc. shares.  A judgement was handed down on July 28, 2004 whereby the plaintiff’s action was been dismissed.  No appeal has been lodged.  The Company recognized no financial impact from this litigation.

On June 15, 2005, SanguiBioTech GmbH was served with a lawsuit, Amtsgericht Witten, Case No. 2 C 429/05.  The plaintiff is a supplier of packaging foils for certain medical products.  The plaintiff claims payment of invoices amounting to approximately $ 8,500.  The Company had rejected the delivery of the goods covered by the invoices due to poor quality.  The claim was settled subsequent to the period of this report by order of the Court on September 7, 2005, whereby Sangui agreed to pay a lesser amount of approximately $6,406, including court fees.

    The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to our security holders for approval during the period covered by this Report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2005, SGBI's common stock was traded on www.pinksheets.com under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by www.pinksheets.com.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

		CLOSING PRICES (US$)
FISCAL YEAR	PERIOD	HIGH	LOW

2004	July - September	0.30	0.08
	October - December	0.13	0.10
	January - March	0.38	0.22
	April – June	0.33	0.17
2005	July - September	0.27	0.07
	October - December	0.23	0.05
	January - March	0.27	0.11
	April – June	0.22	0.12

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

At June 30, 2005, the number of record holders of the Company's common stock was approximately 888.  The Company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

In January and February, 2005, the company sold 3,500,000 shares of common stock to four German investors yielding positive cash inflow of $187,500. The issuance was not involving a public offering the offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

In February 2005, the Company issued 200,000 shares of common stock for prepaid consulting services valued at $17,500.  The issuance was not involving a public offering the offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

Subsequent Events

In August, 2005, the company sold 1,148,386 shares of common stock to a German investor yielding a cash contribution in the amount of $100,484.  The issuance was not involving a public offering the offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

In January, 2006, the company sold 1,495,960 shares of common stock to one Swiss investor yielding a cash contribution in the amount of $135,758.  The issuance was not involving a public offering the offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

ITEM  6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

    CRITICAL ACCOUNTING POLICIES  Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2005.  The following are our critical accounting policies:

Revenue Recognition

         Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Research and Development

         Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $426,831 and $886,962 during the fiscal years ended June 30, 2005 and 2004, respectively.

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”).  This Interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests.  FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest.  In December 2003, FASB completed its deliberations regarding the proposed modification to FIN no. 46 and issued Interpretation Number 46 (R) “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN No. 46 (R)”).  The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests.  Application of FIN No. 46 (R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2004.  The adoption of FIN No. 46 (R) is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively.  Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

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

FISCAL 2005 COMPARED TO FISCAL 2004

FINANCIAL POSITION

The Company’s current assets decreased by $454,201, or 93%, from June 30, 2004 to $38,281 at June 30, 2005.  The decrease is primarily attributable to a significant decrease in cash and taxes receivable.  The decrease in cash and taxes receivable results primarily from funding the current year’s operations of the Company with minimal revenues in the year ended June 30, 2005.

The Company's net property and equipment decreased $50,645 or 50%, from June 30, 2004 to $33,608 at June 30, 2005.  The decrease is primarily attributable to the current year depreciation of approximately $66,894.

The Company funded its operations primarily through the sale of common stock.  The Company’s stockholders’ equity decreased $517,126, to $162.  The primary decrease is caused by the Company's current year net loss of $704,612.

REVENUES.  Revenues increased 51% to $45,212 during the year ended June 30, 2005 from $23,228 during 2004.  This increase is due primarily to the company’s increased emphasis on sales and exploitation of existing research and development.  The Company incurred Cost of Sales totalling $44,051 during the 2005 fiscal year, a 64% increase over the prior year.

RESEARCH AND DEVELOPMENT.  Research and development expenses decreased 52% to $426,831 in 2005 from $886,962 in 2004.  This decrease of $460,131 was primarilty the result of decreased operations, and a decreased cash flow during the period.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses decreased 28% to $480,666 in 2005 from $671,383 in 2004.  This decrease of $190,717 is attributed to decreases in operating expenses due to the ongoing cost-cutting programs.

NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $705,000, or $0.02 per common share, in 2005, compared to $1,574,517, or $0.04 per common share, in 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2005, net cash used in operating activities decreased to $414,593 from $1,464,276 for the year ended June 30, 2004, primarily related to a decrease in the Company’s consolidated net loss as a result of the ongoing refocusing program.

For the year ended June 30, 2005, net cash flows from investing activities decreased to $1,631from a surplus of $803,408 for the year ended June 30, 2004.  The principal decrease is due to the maturity of marketable securities in prior years.

The Company had a working capital deficit of $126,750 at June 30, 2005, compared to working capital of $400,759 at June 30, 2004, an overall decrease of $527,509, due primarily to the Company’s net loss for the year.

The Company incurred a net loss applicable to common stockholders of $704,612 and used cash in operating activities of $414,593 for the year ended June 30, 2005.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives.  In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months.  Therefore, the Company is dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sales of our anti-aging formulation started in early 2005, sales of our product skin regeneration as well as wound pad products have started in the course of the first quarter of our current fiscal year. The current state of the different sales efforts has induced management to believe that revenues from these products may be obtainable in the course of the current fiscal year.  However, the Company will need substantial additional funding to fulfil its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

ITEM 7: FINANCIAL STATEMENTS

SANGUI BIOTECH INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sangui Biotech International, Inc. and Subsidiaries
Witten Germany

We have audited the accompanying consolidated balance sheet of Sangui Biotech International, Inc. and Subsidiaries (the Company) as of June 30, 2005 and the related consolidated statement of operations, stockholders’ equity (deficit), comprehensive income, and cash flows for the two years ended June 30, 2004 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. and Subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the two years ended June 30, 2004 and 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
May 17, 2007

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheet

                                                                                                                     ASSETS
                                                                                                                        --------

                                                      June 30,
                                                                                                                          2005
                                                                                                                   ----------------

CURRENT ASSETS

  Cash                                                                                                        $         9,497
  Accounts receivable                                                                                       4,300
  Inventory                                                                                                          7,063
  Prepaid expenses and other assets                                                             17,421
                                                                                                                   ----------------
    Total Current Assets                                                                                   38,281
                                                                                                                   ----------------

FIXED ASSETS, NET

  Property and equipment                                                                                33,608
                                                                                                                   ----------------
    Total Fixed Assets                                                                                       33,608
                                                                                                                   ----------------

OTHER ASSETS

  Patents and licenses, net                                                                                2,490
  Other miscellaneous assets                                                                          90,814
                                                                                                                   ----------------
    Total Other Assets                                                                                      93,304
                                                                                                                   ----------------

    TOTAL ASSETS                                                                                  $    165,193
                                                                                                                   =========

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------

                                                                                                                          June 30,
                                                                                                                             2005
                                                                                                                         -------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses                                              $  140,899
  Notes payable                                                                                                   24,132
                                                                                                                          -------------
   Total Current Liabilities                                                                                 165,031
                                                                                                                          -------------

   TOTAL LIABILITIES                                                                                     165,031
                                                                                                                          -------------

STOCKHOLDERS' EQUITY

  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                                                      -
  Common stock, no par value, 50,000,000 shares
   authorized, 47,503,749 shares issued and outstanding
   shares issued and outstanding                                                                18,746,100
  Additional paid in capital                                                                             1,986,398
  Treasury stock                                                                                                   (82,357)
  Accumulated other comprehensive income                                                 383,407
  Accumulated deficit                                                                                   (21,033,386)
                                                                                                                       ----------------
    Total Stockholders' Equity                                                                                  162
                                                                                                                       ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                                                                $      165,193
                                                                                                                      ==========

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations

                                                                                                           For the Years Ended
                                                                                                                       June 30,
                                                                                                      ------------------------------------
                                                                                                          2005                         2004
                                                                                                  -----------------           -----------------
REVENUES                                                                             $         45,212            $        23,228

COST OF GOODS SOLD                                                                 44,051                      16,438
                                                                                                  -----------------           -----------------
GROSS PROFIT                                                                                  1,161                        6,790
                                                                                                  -----------------           -----------------

OPERATING EXPENSES

  Research and development                                                          426,831                   886,962
  General and administrative                                                           480,666                   671,383
  Depreciation and amortization                                                      66,894                      86,621
                                                                                                   -----------------           -----------------
    Total Operating Expenses                                                          974,391                 1,644,966
                                                                                                   -----------------           -----------------

OTHER INCOME (EXPENSE)

  Interest expense                                                                               (3,498)                              -
  Interest income                                                                                     704                      40,653
  Other income                                                                                  271,412                      23,006
                                                                                                    -----------------           -----------------
    Total Other Income (Expense)                                                   268,618                      63,659
                                                                                                    -----------------           -----------------

NET LOSS                                                                                       (704,612)               (1,574,517)

OTHER COMPREHENSIVE INCOME

  Foreign currency translation adjustments                               (145,262)                     30,353
  Unrealized gain on marketable securities                                              -                        5,610
                        -----------------           -----------------
COMPREHENSIVE LOSS                                                       $    (849,874)           $  (1,538,554)
                                                                                                    ==========          ==========

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDER PER COMMON SHARE                        $         (0.02)            $          (0.04)
                                                                                                   ==========          ==========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING        44,312,968               40,655,363
                                                                                                  ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC
Consolidated Statements of Stockholders' Equity (Deficit)
June 30, 2004 and 2005

                                                                                                                                             Accumulated
                                                   Common Stock                    Additional                               Other
                                            ------------------------------------         Paid-in        Treasury   Comprehensive  Accumulated
                                               Shares            Amount               Capital            Stock              Loss                  Deficit
                                            --------------     ------------------     ----------------    ------------   ------------------    ------------------
Balance, June 30, 2003      40,655,363         18,345,491         2,000,000                    -              492,706     $  (18,754,257)

Currency translation
 adjustment                                        -                         -                        -                      -                30,353                         -

Unrealized gain on
 marketable securities                       -                         -                        -                      -                 5,610                          -

Purchase of treasury
 stock                                                  -                         -                        -              28,098                       -                           -

Net loss                                              -                         -                        -                       -                        -           (1,574,517)
                                           ---------------      -----------------     ----------------     ------------     ----------------     -----------------
Balance June 30, 2004      40,655,363         18,345,491          2,000,000             28,098           528,669          20,328,774

Issue of common stock
 to employees-no
 consideration                    1,200,000              100,125                        -                        -                        -                          -

Currency translation
 adjustment                                       -                         -                         -                         -           (145,262)                        -

Purchase of treasury stock            -                          -                        -              118,116                      -                           -

Sale of treasury stock                     -                          -             (13,602)             (63,907)                     -                           -

Proceeds from sale
 of stock                              5,648,386             300,484                         -                         -                      -                           -

Net loss                                            -                         -                          -                         -                      -              (704,612)
                                        ----------------    ------------------    ----------------      ---------------    ---------------    ------------------
Balance June 30, 2005    47,503,749     $  18,746,100      $   1,986,398      $       82,357    $     383,407    $  (21,033,386)
        =========     ==========    =========      =========   =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

                                                                                                                          For the Year Ended
                                                                                                                                    June 30,
                                                                                                               -----------------------------------------
                                                                                                                       2005                       2004
                                                                                                                -----------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                                               $     (704,612)        $   (1,574,517)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                                                                66,894                     86,621
     Stock compensation                                                                               100,125                              -
     Gain on sale of treasury stock                                                                 (3,101)                             -
  Changes in operating assets and liabilities:
     Accounts and taxes receivable                                                             128,286                   (27,346)
     Inventory                                                                                                    (7,063)                             -
     Prepaid expenses and other assets                                                       (50,298)                   91,059
     Accounts payable and accrued expenses                                             55,176                  (40,093)
                                                                                                                  ---------------          -----------------
  Net Cash Used in Operating Activities                                                (414,593)             (1,464,276)
                                                                                                                  ---------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Maturities of marketable securities                                                                 -                   818,400
     Purchases of marketable securities                                                                 -                   (26,997)
     Purchases of patents                                                                                (1,470)                            -
     Collection of notes receivable                                                                         -                     20,000
     Purchases of property and equipment                                                           -                     (7,995)
     Sales of property and equipment                             3,101         -
                                                                                                                  ---------------           ----------------
  Net Cash Provided (Used) by Investing Activities                                 1,631                  803,408
                                                                                                                  ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of common stock                                        300,484                              -
     Proceeds from notes payable                                                                24,132                              -
     Purchase of treasury stock                                                                 (118,166)                  (28,098)
     Sale of treasury stock                                                                             50,305                              -
                                                                                                                  --------------              --------------
  Net Cash Provided by Financing Activities                                        256,755                    (28,098)
                                                                                                                  --------------              --------------

EFFECT OF EXCHANGE RATE CHANGES                                        (145,255)                    43,394
                                                                                                                  --------------              --------------
NET DECREASE IN CASH                                                                     (301,462)                 (645,572)

CASH, BEGINNING OF PERIOD                                                             310,959                    956,531
                                                                                                               ----------------             ----------------
CASH, END OF PERIOD                                                                   $          9,497              $    310,959
                                                                                                               =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (continued)

                                                                                                                      For the Year Ended
                                                                                                                              June 30,
                                                                                                                ------------------------------------
                                                                                                                     2005                    2004
                                                                                                               ---------------         --------------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                                                                                               $     2,834           $             -
    Income Taxes                                                                                    $             -           $             -

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------------------------------------------------

Nature of Business
-------------------------

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

The Company incurred a net loss applicable to common stockholders of $704,612 and used cash in operating activities of $414,593 for the year ended June 30, 2005. These, and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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

Consolidation
------------------

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in fiscal 2004 have been reclassified to conform to the fiscal 2005 presentation. These reclassifications have no effect on previously reported net loss.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------------------------------------------------

Use of Estimates
-----------------------

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
-------------------------------

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
----------------------------

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
---------------------------------------

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

Cash and Cash Equivalents
-------------------------------------

The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  The Company had no cash equivalents outstanding as of June 30, 2005.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------------------------------------------------

Property and Equipment
--------------------------------

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2005 and 2004 was approximately $66,894 and $77,600, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses
-----------------------------

Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the years ended June 30, 2005 and 2004 was approximately $0 and $8,661, respectively.

Impairment of Long-Lived Assets
--------------------------------------------

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2005, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment on long-lived assets in the future.

Revenue Recognition
-----------------------------

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Research and Development
--------------------------------------

Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $426,831 and $886,962 during the fiscal years ended June 30, 2005 and 2004, respectively.

Grants
---------

The Company received grants from the German government which were used to fund research and development activities and the acquisition of equipment.  Revenue from grants for the reimbursement of research and development expenses is offset against research and development expenses when the related expenses we incurred.  The Company had no active grants during the fiscal years ended June 30, 2005 and 2004.  However, the Company did derive other income from additional reimbursements pertaining to the grants, during the fiscal years ended June 30, 2005 and 2004.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------------------------------------------------

Income Taxes
-------------------

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

Accounting for Stock-Based Compensation
---------------------------------------------------------

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

There is no stock-based employee compensation expense under APB 25 or pro forma adjustment under SFAS No. 123 for fiscal 2005 or 2004, as the Company did not issue any stock-based compensation to employees since June 30, 2002.

Basic and Diluted Earnings (Loss) Per Common Share
------------------------------------------------------------------------

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2005 and 2004, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)
----------------------------------------

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

Segments of an Enterprise and Related Information
---------------------------------------------------------------------

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

Inventory
------------

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value.  At June 30, 2005 all inventory consists of finished goods.  Inventory is evaluated periodically by management for potential impairment.  During the years ended June 30, 2005 and 2004, the Company recognized no impairment expense pertaining to inventory.

Trade Receivables
-------------------------

The Company periodically reviews its trade receivables for potential collectibility issues.  The Company has implemented the policy to charge-off trade receivables older than 120 days outstanding as bad-debt expense.  During the years ended June 30, 2005 and 2004, the Company recorded no bad debt expense pertaining to uncollectible trade receivables.

New Accounting Pronouncements
----------------------------------------------

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

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------------------------------------------------

In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154“Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

In March 2006, the FASB issued SFAS No. 156“Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48. [Missing Graphic Reference]

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

Major Customers
-----------------------

During the years ended June 30, 2005 and 2004 the Company had three customers to whom sales exceeded 10% of the Company’s total sales for the period.  Each customer is an unrelated third party.  These three companies combined to constitute approximately 88% of the Company’s gross revenues for the year ended June 30, 2005.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE  2  -  PROPERTY  AND  EQUIPMENT
------------------------------------------------------------

Property and equipment consists of the following at June 30, 2005:

Technical and laboratory equipment                                                         $          645,214
Leasehold improvements                                                                                         388,855
Office equipment                                       142,630
Office furniture                                                                                                             26,962
Other                                                                                                                               1,324
                                                                                                                                                                       ---------------
                                                                                                                                                                           1,204,985

Less accumulated depreciation and amortization                                                                (1,171,377)
                                                                                                                                                                       ---------------
                                         $           33,608
                                                                                                                                                                      ==========

NOTE  3  -  PATENTS AND LICENSES
-----------------------------------------------------

At June 30, 2005, patents and licenses totaled $124,186 less accumulated amortization of $121,696.

NOTE  4  -  STOCKHOLDERS'  EQUITY
------------------------------------------------------

Common Stock - The Company is authorized to issue 50,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Preferred Stock - The Company is authorized to issue 5,000,000 shares of non-voting no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates.

Stock Options - From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements.  At June 30, 2005 and 2004, and during the years ended June 30, 2005 and 2004, no options were issued or outstanding.

Treasury Stock - On July 1, 2004, the Company purchased 100,000 shares of its common stock from an investor for approximately $0.278 per share.  The Company purchased an additional 620,000 shares of its common stock on November 11, 2004 for approximately $0.191 per share.  During the course of the 2005 fiscal year the Company sold a total of 288,000 of these treasury shares for total proceeds of approximately $63,907, resulting in a loss of approximately $13,602, which was applied to additional paid-in capital.  As of June 30, 2005 the Company held 432,000 shares of treasury stock.  The shares are valued at cost.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 5  -  INCOME  TAX  PROVISION
-----------------------------------------------------

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2005 and 2004:

                                            June 30,                June 30,
                                          2005                       2004
Deferred tax assets:
  NOL Carryover                                                                $6,900,000             $6,800,000

Deferred Tax Liabilities:                                                                    -                             -

Valuation allowance                                                          (6,900,000)            (6,800,000)

Net deferred tax asst                                                         $              -    $              -
                                                                                                =======        =======

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended June 30, 2005 and 2004 due to the following:

                                            June 30,         June 30,
                                              2005                        2004
Book income (loss)                                                            $ (274,799)            $  (538,000)
Common stock issued for services                                        39,049                              -
State and local income taxes                                                            -                  (147,000)
Valuation allowance                                                               235,750         685,000
                           $             -              $               -
                                                                                                 =======        =======

At June 30, 2005, the Company had net operating loss carryforwards of approximately $6,900,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the accompanying financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE
-------------------------------------------------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2005 and 2004:

                                                                                                                                         2005                                         2004
    ----------------                           -----------------
Numerator for basic and diluted loss per common
share – net loss                                                                                        $  (704,612)                           $ (1,574,517)
                                                                                                                                 ==========                           =========

Denominator for basic and diluted loss per common
 share – weighted average shares                                                                           44,312,968                             40,655,363
                                                                                                                                 ==========                           =========
Basic and diluted loss per common share                                                        $            (0.02)            $         (0.04)
                                                                                                                                 ==========                           =========

NOTE 7 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------

The Company has an agreement with Professor Barnikol, the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were paid or earned in fiscal 2005 and 2004.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 8  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------------------------------------

Operating Leases
------------------------

The Company leases its office and laboratory facilities in Germany under an operating lease that expires in May, 2006.  Future minimum lease payments under this lease at June 30, 2005 are approximately $60,000 for fiscal 2006.  Rent expense was approximately $68,000 and $70,000 for the years ended June 30, 2005 and 2004, respectively.

The Company entered into an automobile lease agreement in June, 2004.  The lease was for a term of 24 months, and expired on June 15, 2006.  The Lease called for monthly payments of approximately $1,130.  Future minimum lease payments under this lease at June 30, 2005 were approximately $13,556.  Automobile lease expense was approximately $13,556 and $-0- for the years ended June 30, 2005 and 2004, respectively.

Litigation
------------

The Company is, from time to time, involved in various litigations resulting in the ordinary course of operating its business. Management is currently not able to predict the outcome of these cases. However, management believes that the amount of ultimate liability, if any, with respect to these actions will not have a material effect on the Company's financial position and results of operations.

On November 27, 2003, the company was served with a lawsuit, Landgericht Bochum Court, Case No. 6 O 435/03.  The lawsuit named, among others, SanguiBioTech AG as defendant.  The plaintiff alleged that the Company, had neglected its duty in dealing with some of the plaintiff’s Sangui BioTech International, Inc. shares.  A judgement was handed down on July 28th, 2004 whereby the plaintiff’s action was been dismissed.  No appeal has been lodged.  The Company recognized no financial impact from this litigation.

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

On June 15, 2005, SanguiBioTech GmbH was served with a lawsuit, Amtsgericht Witten, Case No. 2 C 429/05.  The plaintiff is a supplier of packaging foils for certain medical products.  He claims payment of invoices amounting to approximately $ 8,500.  The Company had rejected the delivery of the goods covered by the invoices due to poor quality.  The claim was settled by order of the Court on September 7, 2005, whereby Sangui agreed to pay a lesser amount of approximately $6,406, including court fees.

Indemnities and Guarantees
--------------------------------------

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

Other
-------

On April 14, 2005 the Company entered into a distribution agreement with an unrelated third party.  According to the terms of the Agreement, the Company granted exclusive marketing and distribution rights pertaining to the Company’s Chitosan-based wound pads to the third party for a period of five years.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 9 - STOCK-BASED COMPENSATION
--------------------------------------------------------------

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

NOTE 10 - NOTE PAYABLE
--------------------------------------

On June 16, 2005 the Company consummated into a note payable agreement with an unrelated third party, whereby the Company may borrow up to $46,936.  As of June 30, 2005, the Company had borrowed $24,132.  Subsequent to year-end, the Company borrowed the remaining $22,804.  The note accrues interest at a rate of 6.0% per annum, and becomes due one week after the Company’s receipt of certain government subsidies.

NOTE 11 – SUBSEQUENT EVENTS
--------------------------------------------------

In August, 2005 the Company sold 1,000,000 shares of its common stock to a European investor yielding cash contribution of $87,500.  In addition, the Company sold 1,495,960 shares of its common stock to a European investor yielding a cash inflow of $135,758

Subsequent to the period covered by this report, from January 2006 through January 2007, the Company borrowed money from four separate European Companies in order to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms.  All notes are due and payable on the fifth anniversary of its issuance at a rate of 5% simple interest.  The Company has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Company’s Common Stock at any time prior to full repayment or the Due Date. The total amount borrowed under these terms was $512,959.

Loan Agreement with FID Esprit AG

Subsequent to the period covered by this report, on April 4, 2006, the Company entered into a loan agreement with FID Esprit AG.  Pursuant to the terms of the loan agreement, FID Esprit AG loaned the Company approximately $ 48,264 with interest of six percent per annum.  The Company has the option of paying the loan and interest in cash or with shares of SanguiBioTech AG common stock, its wholly-owned subsidiary, valued at 50% of the average Hamburg OTC trading price over the four weeks prior to repayment.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
For the year ended June 30, 2005

NOTE 11 – SUBSEQUENT EVENTS (Continued)
-----------------------------------------------------------------

Loan Agreement with Feedback AG

Subsequent to the period covered by this report, on June 9, 2006, the Company entered into a loan agreement with Feedback AG.  Dr. Christoph Ludz and Thomas Striepe are signatories for Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company approximately $96,527 with interest of six percent per annum.  The Company has the option of paying the loan and interest in cash or with shares of SanguiBioTech AG common stock, its wholly-owned subsidiary, valued at 50% of the average Hamburg OTC trading price over the four weeks prior to repayment.

Second Loan Agreement with Feedback AG

Subsequent to the period covered by this report, on July 21, 2006, the Company entered into a loan agreement with Feedback AG.  Dr. Christoph Ludz and Thomas Striepe are signatories for Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company approximately $18,100 for the purpose of preparing a shareholders meeting.  The interest on this loan is set at six percent per annum.  The Company is to pay the loan and interest off utilizing its common stock following the shareholders meeting, however, if a shareholders meeting has not been held as of July 30, 2007, then the loan and interest are due and payable in cash.

Additional Loans

From January 2006 to January 2007 the Company borrowed money from four separate European companies and their affiliates to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms:  All notes are due and payable in the fifth anniversary of issuance at a rate of 5% simple interest.  The Company, in its sole discretion, has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Company’s common stock at the rate of approximately $0.11 per share at any time prior to full repayment or on the Due Date.

Agreements with ERC Nano Med S.A. de C.V.

On October 13, 2006 the Company entered into a Distribution, Collaboration, and Commercialization Agreement with ERC S.A. de C.V., a division of ERC Nano Med. of Mexico (“ERC”).  Under the terms of the Agreement, the Company is granting exclusive distribution rights of its 1) hemospray, 2) wound cleaner liquid gel, 3) chitosin, and 4) bloodadditiv to ERC.  In return, ERC is to work with various Mexican Health Authorities necessary to grant government approvals necessary for the products to be sold and distributed in Mexico.  All costs for obtaining the necessary approvals in Mexico are to be born by ERC.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AN ACCOUNTING AND FINANCIAL DISCLOSURE

 The Board of Directors of the companies resolved as of September 9, 2004, to conclude the association with Corbin & Company, LLP, effective June 30, 2004.  The company has asked HJ & Associates, Salt Lake City, Utah, to carry out the audit of its June 30, 2005 and 2004, financial statements as well as the annual reports on Forms 10-KSB.

There were no disagreements between the Company and Corbin & Company regarding the company’s accounting principles and procedures.

ITEM 8A. CONTROLS AND PROCEDURES

(a)             Evaluation of disclosure controls and procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB.  Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are ineffective and represent a material weakness.  Such controls are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and that such information is accumulated and communicated to our management, including CEO, President and CFO, to allow timely decisions regarding required disclosure.

(b)             Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

ITEM 8B. OTHER INFORMATION

Distribution Agreement with Karl Beese GmbH

On April 14, 2005, the Company entered into a distribution agreement with Karl Beese GmbH.  Under the distribution agreement, Karl Beese GmbH will have exclusive rights to market and distribute the Company’s Chitosan based wound pads to Europe for a period of five years from execution.

Loan Agreement with FID Esprit AG

Subsequent to the period covered by this report, on April 4, 2006, the Company entered into a loan agreement with FID Esprit AG.  Pursuant to the terms of the loan agreement, FID Esprit AG loaned the Company $48,264 with interest of six percent per annum.  The Company has the option of paying the loan and interest in cash or with shares of SanguiBioTech AG common stock, its wholly-owned subsidiary, valued at 50% of the average Hamburg OTC trading price over the four weeks prior to repayment.

Loan Agreement with Feedback AG

           Subsequent to the period covered by this report, on June 9, 2006, the Company entered into a loan agreement with Feedback AG.  Dr. Christoph Ludz and Thomas Striepe are signatories for Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company $96,527 with interest of six percent per annum.  The Company has the option of paying the loan and interest in cash or with shares of SanguiBioTech AG common stock, its wholly-owned subsidiary, valued at 50% of the average Hamburg OTC trading price over the four weeks prior to repayment.

Second Loan Agreement with Feedback AG

Subsequent to the period covered by this report, on July 21, 2006, the Company entered into a loan agreement with Feedback AG.  Dr. Christoph Ludz and Thomas Striepe are signatories for Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company approximately $18,000 for the purpose of preparing a shareholders meeting.  The interest on this loan is set at six percent per annum.  The Company is to pay the loan and interest off utilizing its common stock following the shareholders meeting, however, if a shareholders meeting has not been held as of July 30, 2007, then the loan and interest are due and payable in cash.

Agreements with ERC Nano Med S.A. de C.V.

Subsequent to the period covered by this report, on October 13, 2006, the Company entered into a Distribution, Collaboration, and Commercialization Agreement with ERC S.A. de C.V., a division of ERC Nano Med. of Mexico (“ERC”).  Under the terms of the agreement the Company is granting the exclusive distribution rights of its i) hemospray, ii) wound cleaner liquid gel, iii) chitoskin wound pads and iv) bloodadditiv to ERC.  In return ERC is to work with the various Mexican Health Authorities necessary to grant government approvals necessary for the products to be sold and distributed in Mexico.  All costs for obtaining the necessary approvals in Mexico are to be born by ERC.

Subsequent Sales of Securities

Subsequent to the period covered by this report, in August 2005, the Company sold 1,000,000 shares of its common stock to a European investor yielding cash contribution of $87,500.  No underwriters were used.  The offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

Subsequent to the period covered by this report, in January 2006, the Company sold 1,495,960 shares of its common stock to a European investor yielding a cash inflow of $512,959.  No underwriters were used.  The offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

Subsequent Additional Loans to the Company

Subsequent to the period covered by this report, from January 2006 through January 2007, the Company borrowed money from four separate European Companies and their affiliates to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms.  All notes are due and payable on the fifth anniversary of its issuance at a rate of 5% simple interest.  The Company, in its sole discretion, has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Borrower’s Common Stock at any time prior to full repayment or the Due Date.  The total amount borrowed under these notes was $512,959.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of Sangui BioTech International, Inc.,  their principal offices and positions and the date each such person became a director or executive officer.  Our executive officers are elected annually by the Board of Directors.  Our directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  There are no family relationships between any of the directors and executive officers.  In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors as of June 30, 2005 were as follows:
Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Prof. Wolfgang Barnikol, M.D., Ph.D:	70	Chairman, President, Chief Executive Officer, Executive Director	One Year	Apr 18, 2001

Joachim Fleing, Ph.D..	52	Non-Executive Director	One Year	Dec 13, 2003

Prof. Joachim Lutz, M.D., Ph.D.	71	Non-Executive Director	One Year	Aug, 1997

Thomas Striepe.	41	Non-Executive Director	One Year	Feb 7, 2005

None of the Directors are related to one another.  None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

The Company has an agreement with Professor Barnikol, the Company’s President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions (See below: Item 12 Certain Relationships and Related Transactions).  No royalties were paid or earned in fiscal 2005 and 2004.

Since July, 2002, the Company has an agreement with Joachim Fleing under which the latter serves as a communications specialist on an hourly basis.

The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI.

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2005, are set out below:

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

PROFESSOR JOACHIM LUTZ, M.D., Non-Executive Director, professor and lecturer in medical physiology in the subject area of the vascular system and venous pressure at the Physiological Institute of the Bavarian-Julius-Maximilian University in Wuerzburg until his retirement in 1998. There he spent years evaluating artificial oxygen carriers in small animal models such as the magneto metric determination of the impairment of the body's own macrophages that are responsible for detoxification. He is a member of the International Advisory Committee on Blood Substitutes (ISABI) as well as the International Society on Oxygen Transport to Tissue (ISOTT). He will accelerate development work as well as the pre-clinical and clinical testing of blood with artificial oxygen carriers with his technical knowledge and experience.

THOMAS STRIEPE, Non-Executive Director, is Vice President Accounting and Controlling at Dr. Ludz GmbH, Hamburg, Germany, a financial services company. Prior to joining Dr. Ludz GmbH in 2004, he held management positions in the accounting departments of several German and international corporations. He holds an MBA of Hamburg University.

JOACHIM FLEING, PhD, Non-Executive Director, is a communications specialist. His professional experience includes the position of a communications officer and the position as an account director at an international PR agency. Joachim Fleing holds a PhD of Wuppertal University.

There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Significant Employees

HUBERTUS SCHMELZ is the General Manager of Sangui GmbH. He was appointed to this position effective December 16, 2003. Prior to joining Sangui he acted as legal and business consultant. During the last decade prior to 2000 he was entrusted with numerous business development projects by the German Treuhandanstalt in restructuring the economy of Eastern Germany. After having studied the Law he acted as Legal Counsel in several positions.

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

Audit Committee and Audit Committee Financial Expert

The Company has no separately designated standing audit committee nor another committee performing similar functions.  The Board of Directors acts as the audit committee.  None of the directors qualifies as an Audit Committee Financial Expert.

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

Based solely upon a review of copies of the reports filed, SGBI believes that during the year ended June 30, 2005, that all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

Code of Ethics

The Company has not as of the date of this report adopted a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

           The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(1) (j)
Prof. Wolfgang Barnikol Chairman, CEO, CFO	2005 2004 2003	38,134 126,858 115,927	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	38,134 126,858 115,927
Patrick Onishi Secretary	2005 2004 2003	0 0 13,389	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 13,389

(1)	All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

Narrative Disclosure to Summary Compensation Table

The Company has an agreement with Professor Barnikol, the Company’s President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions (See below: Item 12 Certain Relationships and Related Transactions).  No royalties were paid or earned in fiscal 2005 and 2004.

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Outstanding Equity Awards at Fiscal Year-End Table and Narative

The Company had no outstanding equity awards at fiscal year-end.

Compensation of Directors

The table below summarizes all compensation awarded to, earned by, or paid to our Directors for all services rendered in all capacities to us for the fiscal periods indicated.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Prof. Wolfgang Barnikol	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$0 $0 $0
Joachim Lutz	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$0 $0 $0
Thomas Striepe	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$0 $0 $0
Joachim Fleing	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$0 $0 $0

Narrative to Director Compensation Table

Directors serve without compensation and there are no standard or other arrangements for their compensation.  There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, in the event of any change in control of the Company.  There are no agreements or understandings for any Director to resign at the request of another person.  None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Other Contracts

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

        No securities have been authorized for issuance as part of any Equity Compensation Plan.

Stock Incentive Plan

On April 28, 2004, the company adopted the 2004 Employee Stock Incentive Plan. Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries.

Security Ownership of Certain Beneficial Owners

As of June 30, 2005 the Company is not aware of any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Security Ownership of Management

The following table sets forth, as of June 30, 2005, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Dr. Wolfgang Barnikol Arndstr.8 58453 Witten Germany	1,853,600 (1)	3.9%
Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	202,000	0.4%
Common Stock	Joachim Lutz	0	0.0%
Common Stock	Thomas Striepe	0	0.0%
Common Stock	All Officers and Directors as a Group (4 persons)	2,055,600	4.3%

(1) This amount includes 1,153,600 shares held in the name of Dr. Doris Barnikol-Keuten, Dr. Wolfgang Barnikol’s spouse.

Changes In Control

To the best of the Company’s knowledge there are no present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with related persons

Except as otherwise disclosed below, no Director, substantial shareholder or Executive Officer of SGBI was or is an interested party in any transaction undertaken by SGBI or its subsidiaries within the last two years.

Royalty Arrangment With Professor Wolfgang Barnikol

Subsequent to the period covered by this report on July 7, 1997, SGBI entered into an agreement with Professor Barnikol pursuant to which Professor Barnikol assigned certain patents to SGBI's German subsidiaries in exchange for a 3% royalty on net revenues on products developed by SanguiBioTech AG or GlukoMeditech AG based on those patents.  The royalty expires in 20 years or upon expiration of the patents.  Upon the merger of the two former subsidiaries and subsequently upon their conversion into SanguiBioTech GmbH, this agreement was transferred to the respective new legal entities.

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

Parents

Not applicable.

Promoters and Control Persons

Not applicable.

ITEM 13 EXHIBITS

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

(2) Filed as an Exhibit to the original Report on Form 10-KSB filed on October 13, 2000.

(3) Filed as an Exhibit to the amended Report on Form 10-KSB filed on November 20, 2000.

(4) Filed as an Exhibit to the Report on Form 10-KSB filed on September 28, 2002.

ITEM 14. Principal Accountant Fees and Services.

Independent Public Accountants

      The Company's independent accountants for the fiscal year ended June 30, 2004 was Corbin & Company, LLP, however, Corbin & Company, LLP only completed the audit of June 30, 2003; HJ & Associates, of Salt Lake City, Utah, were responsible for completing the audit of June 30, 2004.

(a)           Audit Fees.  During the fiscal year ended 2004, the aggregate fees billed by Corbin & Company, LLP for services rendered for the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for that fiscal year, were $51,699.

(b)           Audit-Related Fees.  For the fiscal year ended 2004, fees billed by Corbin & Company, LLP, were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)           Tax Fees.  For the fiscal year ended 2004, Corbin & Company, LLP did not bill any fees for tax compliance services.  The auditors did not provide tax-planning advice for the fiscal year ended 2004.

(d)           All Other Fees.  None.

The Company’s independent accountants for the fiscal year ended June 30, 2005 were HJ & Associates, LLP.

(a)           Audit Fees.  For the fiscal years ended 2005 and 2004, the aggregate fees billed by HJ & Associates, LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $48,000 and $17,500 respectively.

(b)           Audit-Related Fees.  For the fiscal years ended 2005 and 2004, fees billed by HJ & Associates, LLP, were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)           Tax Fees.  For the fiscal years ended 2005 and 2004, HJ & Associates, LLP did not bill any fees for tax compliance services.  The auditors did not provide tax-planning advice for the fiscal years ended 2005 and 2004.

(d)           All Other Fees.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Wolfgang Barnikol Wolfgang Barnikol President and Director	June 11, 2007

    In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Wolfgang Barnikol Wolfgang Barnikol, M.D., Ph.D	President, Chief Executive Officer and Director	June 11, 2007
/s/ Joachim Lutz Joachim Lutz, M.D.	Director	June 13, 2007
/s/ Thomas Striepe Thomas Striepe	Director	June 13, 2006
/s/ Joachim Fleing Joachim Fleing, Ph.D	Director	June 7, 2007