Form 10QSB
period 2005-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2007-09-14
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: September 30, 2005; or

    [       ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period __________ to __________

Commission File Number: 0-21271
_________________________

SANGUI BIOTECH INTERNATIONAL, INC.
________________________________________________
(Exact name of Small Business Issuer as specified in its charter)

       COLORADO                                                  84-1330732
______________________                             ___________
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

Alfred-Herrhausen-Str. 44, 58455 Witten, Germany
_____________________________
(Address of principal executive offices)

011-49-2302-915-204
___________________________________
(Issuer's telephone number, including area code)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

    The number of shares outstanding of the issuer's common stock, no par value, as of August 25, 2007, was 50,000,000

    Transitional Small Business Disclosure Format. Yes ☐   No ☒

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-QSB

For the Quarter Ended September 30, 2005

INDEX
----------

                                                                                                                                                               Page

Part I.  Financial Information

Part II. Other Information

     Item 1.  Legal Proceedings .....................................................................................               14

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...........               14

    Item 3.  Defaults Upon Senior Securities ..............................................................               14

    Item 4.  Submission of Matters to a Vote of Security Holders ..........................               14

     Item 5.  Other Information ......................................................................................               14

    Item 6.  Exhibits .........................................................................................................               14

ii

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements
_________________________________

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

    Our unaudited consolidated balance sheet as of September 30, 2005 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2005 and 2004, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 2005 and 2004, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2005	2005
CURRENT ASSETS	(Unaudited)

Cash	$12,231	$9,497
Accounts receivable	3,842	4,300
Inventory	7,048	7,063
Prepaid expenses and other assets	13,467	17,421

Total Current Assets	36,588	38,281

FIXED ASSETS, Net

Property and equipment	22,774	33,608

Total Fixed Assets	22,774	33,608

OTHER ASSETS

Patents and licenses, net	0	2,490
Other miscellaneous assets	45,842	90,814

Total Other Assets	45,842	93,304

TOTAL ASSETS	$105,204	$165,193

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	June 30,
	2005	2005
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$159,170	$140,899
Notes payable	-	24,132

Total Current Liabilities	159,170	165,031

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES	159,170	165,031

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares
authorized, 48,503,749 and 47,503,749 shares
issued and outstanding, respectively	18,821,100	18,746,100
Additional paid-in capital	1,986,398	1,986,398
Treasury stock	(82,357)	(82,357)
Accumulated other comprehensive income	398,443	383,407
Accumulated deficit	(21,177,550)	(21,033,386)

Total Stockholders' Equity (Deficit)	(53,966)	162

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$105,204	$165,193

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2005	2004

REVENUES	$-	$5,572

COST OF SALES	-	3,902

GROSS PROFIT	-	1,670

OPERATING EXPENSES

Research and development	11,557	185,408
Depreciation and amortization	13,324	17,072
General and administrative	118,021	135,789

Total Operating Expenses	142,902	338,269

OPERATING LOSS	(142,902)	(336,599)

OTHER INCOME (EXPENSE)

Interest income	-	1,752
Interest expense	(1,816)	-
Other income (loss)	554	(2,107)

Total Other Income (Expense)	(1,262)	(355)

NET LOSS	(144,164)	(336,954)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	15,036	6,848

Total Other Comprehensive Income	15,036	6,848

COMPREHENSIVE LOSS	$(129,128)	$(330,106)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	47,998,254	40,836,613

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(144,164)	$(336,954)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	13,324	17,072
Common stock issued for services	10,837	43,500
Changes in operating assets and liabilities
Decrease in accounts receivable	458	20,829
Decrease (Increase) in inventories	15	(15,759)
Decrease in prepaid expenses and other assets	48,926	1,698
Increase (decrease) in accounts payable
and accrued expenses	18,271	(20,106)

Net Cash Used by Operating Activities	(52,333)	(289,720)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock for cash	64,163	-
Payment of notes payable	(24,132)	-

Net Cash Provided by Financing Activities	40,031	-

EFFECT OF EXCHANGE RATE CHANGES	15,036	(5,491)

NET INCREASE (DECREASE) IN CASH	2,734	(295,211)

CASH AT BEGINNING OF PERIOD	9,497	310,959

CASH AT END OF PERIOD	$12,231	$15,748

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$1,816	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$24,132	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2005.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included.  The results of operations for the three-month period ended September 30, 2005 are not indicative of the results that may be expected for the full fiscal year ending June 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    Sangui Biotech International, Inc., incorporated in Colorado in 1995, and its wholly owned subsidiaries, Sangui Biotech, Inc., SanguiBioTech AG, GlukoMediTech AG, and Sangui BioTech PTE Ltd. (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical and cosmetic products.

    On June 30, 2003, GlukoMediTech AG ("Gluko AG") was merged into Sangui BioTech AG ("Sangui AG").  Effective November 4, 2003, Sangui AG was converted into Sangui BioTech GmbH (Sangui GmbH).  After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development of glucose implant sensors.

    The operations of Sangui BioTech, Inc. and Sangui BioTech PTE Ltd Singapore, two former wholly-owned subsidiaries, were discontinued and dissolved during 2002.

    The operations of Sangui BioTech, Inc. ("Sangui USA") were discontinued during 2002 upon the sale of its in vitro immunodiagnostics business and the subsequent merger of Sangui USA with and into the parent company, Sangui BioTech International, Inc., effective December 31, 2002.  Sangui BioTech PTE Ltd ("Sangui Singapore") was a regional office for the Company that carried out research and development projects in conjunction with Sangui GmbH and Sangui Singapore.  The Company discontinued the operations of Sangui Singapore in August 2002.  The Singapore office was closed effective December 31, 2002.

Consolidation

    The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in the three months ended September 30, 2004 have been reclassified to conform to the three months ended September 30, 2005 presentation.  These reclassifications have no effect on previously reported net loss.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Risk and Uncertainties

    The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and in-vivo biosensors (glucose implant sensor) being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies.  The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans.  The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products.  Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated deficit of $21,177,550 as of September 30, 2005 and has been significantly reducing its working capital since June 30, 2004.  The Company incurred a net loss applicable to common stockholders of $144,164 and used cash in operating activities of $52,333 for the three months ended September 30, 2005.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months.  Therefore, the Company is dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

    The Company maintains its cash in bank accounts in Germany.  Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances.  The Company has not experienced any losses in its uninsured bank accounts.  At September 30, 2005 the Company had no cash equivalents.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation.  Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation.  The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.  As of September 30, 2005 and 2004, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

Comprehensive Income (Loss)

    Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss).  For the Company, the component of other comprehensive income (loss) is the change in the cumulative foreign currency translation adjustments and is recorded as a component of stockholders' equity (deficit).

New Accounting Pronouncements

    In December 2004, the FASB issued SFAS No. 123R "Share Based Payment."  This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance.  SFAS 123R addresses all forms of share based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

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

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

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

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities.  Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy.  This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years.  SFAS 157 had no effect on the Company’s financial statements for the period ended September 30, 2005.

NOTE 3 - STOCKHOLDERS' EQUITY

    During the three months ended September 30, 2006, the Company issued 1,000,000 shares of common stock to an unrelated individual for $40,031 in cash, $10,837 in services, and $24,132 in payment of debts.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

    The Company may, from time to time, be involved in various legal disputes resulting from the ordinary course of operating its business. Management is currently not able to predict the outcome of any such cases.  However, management believes that the amount of ultimate liability, if any, with respect to such actions will not have a material effect on the Company's financial position or results of operations.

    On June 15, 2005, SanguiBioTech GmbH was served with a lawsuit, Amtsgericht Witten, Case No. 2 C 429/05.  The plaintiff is a supplier of packaging foils for certain medical products.  He claims payment of invoices amounting to approximately $ 8,500.  The Company had rejected the delivery of the goods covered by the invoices due to poor quality.  The claim was settled by order of the Court on September 7, 2005, whereby Sangui agreed to pay an amount of approximately $6,406, including court fees.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

Indemnities and Guarantees

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

NOTE 5 – SUBSEQUENT EVENTS

Issuance of Common Stock

    In January 2006, the Company sold 1,495,960 shares of its common stock to a European investor yielding a cash inflow of $135,758.

Loan Agreement with FID Esprit AG

    On April 4, 2006, the Company entered into a loan agreement with FID Esprit AG.  Pursuant to the terms of the loan agreement, FID Esprit AG loaned the Company approximately $48,264 with interest of six percent per annum.  The Company has the option of paying the loan and interest in cash or with shares of SanguiBioTech AG common stock, its wholly-owned subsidiary, valued at 50% of the average Hamburg OTC trading price over the four weeks prior to repayment.

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

Second Loan Agreement with Feedback AG

    On July 21, 2006, the Company entered into a second loan agreement with Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company approximately $18,100 for the purpose of preparing a shareholders meeting.  The interest on this loan is set at six percent per annum.  The Company is to pay the loan and interest off utilizing its common stock following the shareholders meeting, however, if a shareholders meeting has not been held as of July 30, 2007, then the loan and interest are due and payable in cash.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 5 – SUBSEQUENT EVENTS (Continued)

Agreement with ERC Nano Med S.A. de C.V.

    On October 13, 2006, the Company entered into a Distribution, Collaboration, and Commercialization Agreement through its wholly owned subsidiary with ERC S.A. de C.V., a division of ERC Nano Med. of Mexico (“ERC”).  Under the terms of the agreement the Company is granting the exclusive distribution rights of its i) hemospray, ii) wound cleaner liquid gel, iii) chitoskin wound pads, and iv) bloodadditiv to ERC.  In return, ERC is to work with the various Mexican Health Authorities necessary to grant government approvals necessary for the products to be sold and distributed in Mexico.  All costs for obtaining the necessary approvals in Mexico are to be born by ERC.

Additional Loans

    From January 2006 to April 2007 the Company borrowed money from four separate European companies and their affiliates to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms:  All notes are due and payable in the fifth anniversary of issuance at a rate of 5% simple interest.  The Company, in its sole discretion, has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Company’s common stock at the rate of approximately $0.11 per share at any time prior to full repayment or on the Due Date.  The total amount borrowed under these notes was $512,959.

Letter of Intent with Tycoon Venture Capital

    As of April 9, 2007, the Company entered into a letter of intent with Tycoon Venture Capital & Investment Ltd., London, UK, according to which Tycoon intends to acquire a stake of 25% in the Company.  As part of the planned agreement Tycoon Venture Capital & Investment plans to offer the Company a mezzanine loan of up to approximately $ 9.15 million.

Letter of Intent with Tycoon Consulting

    As of February 6, 2007, the Company and Tycoon Consulting (UK), Bristol, UK, entered into an agreement, according to which Tycoon agreed to undertake the marketing of Sangui cosmetics in several Arab countries, including Saudi Arabia, the United Arabian Emirates, Kuwait, Bahrain, Jordan and Egypt. Tycoon was granted exclusive distribution rights for the Company’s cosmetics for the region.  As of May 23, 2007, Tycoon disclosed that it had signed contracts with Arab companies to further promote this venture.

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

GENERAL

    The Company's mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products.  The Company develops its products through its wholly owned German subsidiary Sangui GmbH.  The Company is seeking to market and sell some or all of their products through partnerships with industry partners.

    The focus of Sangui GmbH has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen dueto arterial occlusion, anaemia or blood loss whether due to surgery, trauma, or other causes.  Sangui GmbH has thus far focused its development and commercialization efforts of such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  Sangui GmbH, has in addition developed external applications of oxygen transporters in the medical and cosmetic fields in the form of gels and emulsions for the regeneration of the skin

    Sangui GmbH holds the exclusive distribution rights for Chitoskin wound pads for the European Union and various other countries.  Sangui GmbH has filed a patent cooperation treatment applications (“PCT”) for the production and use of improved Chitoskin wound pads using gelatine instead of collagen as the carrier substance.

    ARTIFICIAL OXYGEN CARRIERS

    Sangui GmbH develops several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to native hemoglobin.  These are (1) oxygen carrying blood additives and (2) oxygen carrying blood volume substitutes.

    In December 1997, Sangui GmbH decided that porcine hemoglobin should be used as the basic material for its artificial oxygen carriers.  In March 1999, Sangui GmbH decided which hemoglobin hyperpolymer would go into preclinical investigation and that glutaraldehyde would be utilized as a cross linker, and further that the polymer hemoglobin be chemically masked to prevent protein interaction in blood plasma.  The fine adjustment of the molecular formula of the artificial oxygen carriers - optimized for laboratory scale production - was finalized in the summer of 2000.

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

    The blood additives and blood substitute projects were halted in 2003 due to the lack of financing for the pre-clinical test phase of the blood additives.  In October, 2006, subsequent to the period covered by this report, a contract was entered into between Sangui GmbH and ERC Nano Med S.A. de C.V. of Monterrey, Mexico (“ERC”), which provides that ERC will establish a production facility in Mexico to produce sufficient quantities of the blood additive.  In cooperation with the medical faculty of Monterrey University and the Mexican National Health Organizations, ERC will initiate all necessary steps to begin the pre-clinical test phase for the products as soon as possible.  It is anticipated that this will lead to the FDA authorization process in due course. The authorization process will be managed in cooperation with Medicoforum group of Hannover, Germany, a company specializing in international pharmaceutical and medical product authorizations,

    According to regulatory requirements, all drugs must complete preclinical and clinical trials before approval (e.g. Federal Drug Administration approval, see Certain Business Risks below) and market launch.  The Company’s management believes that the European and FDA approval process will take at a minimum several years to complete.

    NANO FORMULATIONS FOR THE REGENERATION OF THE SKIN

    Healthy skin is supplied with oxygen both from the inside as well as through diffusion from the outside.  A lack of oxygen will cause degenerative alterations, ranging from premature aging, to surface damage, and even as extensive as causing open wounds.  The cause for the lack of oxygen may be a part of the normal aging process, but it may also be caused by burns, radiation, trauma, or a medical condition.  Impairment of the blood flow, for example caused by diabetes mellitus or by chronic venous insufficiency, can also lead to insufficient oxygen supply and the resulting skin damage.

  The nano-emulsion-based preparations now being sold by Sangui GmbH have been designed to supporting the regeneration of the skin by improving its oxygen supply.  The products Sangui GmbH are currently focussing on are an anti-aging formulation and treatment and an anti-cellulite formulation for the cosmetics market.  The products were thoroughly tested by an independent research institute and received top marks for skin moisturization, and enhanced skin elasticity, respectively.

    Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging, as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop as of mid September, 2006.

    Sales of the anti-cellulite products started subsequent to this report in August, 2005 via two German TV shop programs.  Sales figures in this distribution channel are stable, according to information provided by our distribution partner.  Additionally, distribution partners in Argentina and Mexico have purchased launch quantities in November, 2005, and July, 2006, respectively.

    CHITOSKIN WOUND PADS

    In March, 2005, SanguiBioTech GmbH was awarded the CE mark for this product.  The CE mark authorizes the company to distribute and sell this medical product in the member countries of the European Union.  At the same time Sangui GmbH successfully passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications.  The “Chitoskin” trademark was already granted to the company for the European countries effective November 1, 2004.

    Karl Beese GmbH, a leading German vendor and distributor of hospital supplies began marketing and distributing the wound pad product in August, 2005, and has placed several subsequent orders with the company.  In addition, Karl Beese will deliver large quantities of the wound pad product to a Czech distribution partner through summer 2006.

FINANCIAL POSITION

    The Company's current assets decreased $1,693, or 4%, from June 30, 2005 to $36,588 at September 30, 2005. The decrease is primarily attributable to a decrease in prepaid expenses and other assets of $3,954. This decrease was partially offset by a $2,734 increase in cash during the period.

    The Company's net property and equipment decreased $10,834, or 32% from June 30, 2005 to $22,774 at September 30, 2005. The decrease is primarily attributable to current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the sale of common stock. The Company's stockholders' equity decreased $54,128. The primary decrease is caused by the Company's current period net loss of $144,164.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004:

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased significantly to $11,557 in 2005 from $185,408 in 2004. The decrease is mainly attributed to the Company lacking the requisite funding and a reduction in staff.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 13% to $118,021 in 2005 from $135,789 in 2004. This decrease is mainly attributed to the ongoing refocusing program and a reduction in staff.

    DEPRECIATION AND AMORTIZATION. Depreciation decreased 12% to $13,324 in 2005 from $17,072 in 2004. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was $144,164, or $0.00 per common share, for the three months ended September 30, 2005, compared to $336,954, or $0.01 per common share, during the comparable period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended September 30, 2005, net cash used in operating activities decreased to $52,333 from $289,720 in the corresponding period in 2004, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

    The Company had a working capital deficit of $122,582 at September 30, 2005, a decrease of $4,168 from June 30, 2005.  At September 30, 2005, the Company had cash of $12,231. The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are have not been effective or designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.  Our principal executive officer and principal financial officer are currently working to streamline our disclosure controls and procedures, so as to adequately comply with such SEC rules and forms.

    (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    Subsequent to the period covered by this report, on June 15, 2005, SanguiBioTech GmbH was served with a lawsuit, Amtsgericht Witten, Case No. 2 C 429/05.  The plaintiff is a supplier of packaging foils for certain medical products.  He claims payment of invoices amounting to approximately $ 8,500.  The Company had rejected the delivery of the goods covered by the invoices due to poor quality.  The claim was settled by order of the Court on September 7, 2005, whereby Sangui agreed to pay an amount of approximately $6,406., including court fees.

    The Company is not aware of pending claims or assessments which may have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the three months ended September 30 2005, the Company issued 1,000,000 shares of common stock for cash of $40,031, payment of debt of $24,132 and services of $10,837.

    Subsequent to September 30, 2005 the Company issued 1,495,960 shares of common stock for a cash inflow of $135,758.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    Sangui Directors Christpoh Ludz and Markus Volpers resigned effective February 7, 2005. The Board appointed Thomas Striepe, the Vice President of Accounting and Controlling of Dr. Ludz, GmbH, Hamburg, as a director. The Board of Directors now consists of Wolfgang Barnikol, Joachim Lutz, Thomas Striepe and Joachim Fleing.

ITEM 6 - EXHIBITS

    31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

    32.1  Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Date: September 13, 2007                                        /s/  Wolfgang Barnikol
 By: Wolfgang Barnikol
 Chief Executive Officer and Chief Financial Officer