Form 10QSB
period 2005-12-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2007-12-07
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: December 31, 2005; or

    [       ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

    The number of shares outstanding of the issuer's common stock, no par value, as of November 28, 2007, was 50,000,000

    Transitional Small Business Disclosure Format. Yes ☐   No ☒

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-QSB

For the Quarter Ended December 31, 2005

INDEX

                                                                                                                                                               Page

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

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

    Our unaudited consolidated balance sheet as of December 31, 2005 and our unaudited consolidated statements of operations for the three month periods ended December 31, 2005 and 2004, and the unaudited consolidated statements of cash flows for the three month periods ended December 31, 2005 and 2004, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2005	2005
CURRENT ASSETS	(Unaudited)

Cash	$15,668	$9,497
Accounts receivable	3,778	4,300
Inventory	7,193	7,063
Prepaid expenses and other assets	9,860	17,421

Total Current Assets	36,499	38,281

FIXED ASSETS, Net

Property and equipment	14,229	33,608

Total Fixed Assets	14,229	33,608

OTHER ASSETS

Patents and licenses, net	-	2,490
Other miscellaneous assets	38,499	90,814

Total Other Assets	38,499	93,304

TOTAL ASSETS	$89,227	$165,193

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	June 30,
	2005	2005
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$165,402	$140,899
Notes payable	-	24,132

Total Current Liabilities	165,402	165,031

TOTAL LIABILITIES	165,402	165,031

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding		-
Common stock, no par value; 50,000,000 shares
authorized, 48,503,749 and 47,503,749 shares
issued and outstanding, respectively	18,821,100	18,746,100
Additional paid-in capital	1,986,398	1,986,398
Stock subscription payable	112,417	-
Treasury stock	(82,357)	(82,357)
Accumulated other comprehensive income	396,294	383,407
Accumulated deficit	(21,310,027)	(21,033,386)

Total Stockholders' Equity (Deficit)	(76,175)	162

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$89,227	$165,193

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

REVENUES	$53,990	$5,177	$53,990	$10,749

COST OF SALES	15,740	3,726	15,740	7,628

GROSS PROFIT	38,250	1,451	38,250	3,121

OPERATING EXPENSES

Research and development	38,353	138,549	49,910	323,957
Depreciation and amortization	8,545	16,133	21,869	33,205
General and administrative	122,455	147,412	246,304	282,994

Total Operating Expenses	169,353	302,094	318,083	640,156

OPERATING LOSS	(131,103)	(300,643)	(279,833)	(637,035)

OTHER INCOME (EXPENSE)

Interest income	-	-	-	1,545
Interest expense	(3,507)	-	(5,323)	-
Other income (loss)	7,961	56,498	8,515	54,391

Total Other Income (Expense)	4,454	56,498	3,192	55,936

NET LOSS	(126,649)	(244,145)	(276,641)	(581,099)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	98,426	100,117	12,887	106,965
Unrealized gain on marketable securities	-	-	-	-

Total Other Comprehensive Income	98,426	100,117	12,887	106,965

COMPREHENSIVE INCOME (LOSS)	$(28,223)	$(144,028)	$(263,754)	$(474,134)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	48,503,749	43,191,613	48,248,314	42,014,113

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(276,641)	$(581,099)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	21,869	33,205
Common stock issued for services	10,837	82,625
Changes in operating assets and liabilities
Decrease in accounts receivable	522	27,346
Decrease (Increase) in inventories	(130)	-
Decrease in prepaid expenses and other assets	59,876	83,651
Increase in accounts payable and accrued expenses	24,503	23,000

Net Cash Used by Operating Activities	(159,164)	(331,272)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-

Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(126,916)
Sale of common stock for cash	152,448	100,000

Net Cash Provided by Financing Activities	152,448	(26,916)

EFFECT OF EXCHANGE RATE CHANGES	12,887	85,628

NET DECREASE IN CASH	6,171	(272,560)

CASH AT BEGINNING OF PERIOD	9,497	310,959

CASH AT END OF PERIOD	$15,668	$38,399

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$5,322	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$24,132	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006.

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

Consolidation

    The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three months and six months ended December 31, 2004 have been reclassified to conform to the three and six months ended December 31, 2005 presentation. These reclassifications have no effect on previously reported net loss.

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

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $21,310,027 as of December 31, 2005 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $276,641 during the six months ended December 31, 2005 and used cash in operating activities of $159,164 for the six months ended December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

    The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At December 31, 2005 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2005 and 2004, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

New Accounting Pronouncements

    In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

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

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 had no effect on the Company’s financial statements for the period ended December 31, 2005.

NOTE 3 - STOCKHOLDERS' EQUITY

    During the six months ended December 31, 2006, the Company issued 1,000,000 shares of common stock for cash of $40,071, debt of $24,132 and services of $10,837. In addition, the Company received $112,417 in cash pertaining to subscriptions payable.

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

NOTE 5 – SUBSEQUENT EVENTS

    In January 2006 the Company sold 1,495,960 shares of its common stock to an independent investor yielding a cash inflow of $135,758.

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

FINANCIAL POSITION

    The Company's current assets decreased approximately $1,782, or 5%, from June 30, 2005 to approximately $36,499 at December 31, 2005. The decrease is primarily attributable to a decrease in prepaid expenses and other assets of approximately $7,561. This decrease was partially offset by an $6,171 increase in cash during the period.

    The Company's net property and equipment decreased approximately $19,379, or 58% from June 30, 2005 to approximately $14,229 at December 31, 2005. The decrease is primarily attributable to current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the sale of common stock. The Company's stockholders' equity decreased approximately $76,337. The primary decrease is caused by the Company's current period net loss of approximately $276,641

RESULTS OF OPERATIONS

Three months ended December 31, 2005 and 2004:

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased $100,196 to approximately $38,353 in 2005 from approximately $138,549 in 2004. The decrease is mainly attributed to the Company lacking the requisite funding and a reduction in staff. The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 17% to approximately $122,455 in 2005 from approximately $147,412 in 2004. This decrease is mainly attributed to the ongoing refocusing program, and a reduction in staff.

    DEPRECIATION AND AMORTIZATION. Depreciation decreased $7,588 to approximately $8,545 in 2005 from approximately $16,133 in 2004. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $126,649, or approximately $(0.00) per common share, for the three months ended December 31, 2005, compared to approximately $244,145, or $0.01 per common share, during the comparable period in 2004.

Six months ended December 31, 2005 and 2004:

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased $274,047 to approximately $49,910 in 2005 from approximately $323,957 in 2004. The decrease is mainly attributed to the Company lacking the requisite funding, and a reduction in staff.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 13% to approximately $246,304 in 2005 from approximately $282,994 in 2004. This decrease is mainly attributed to the ongoing refocusing program, and a reduction in staff.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $11,336 to approximately $21,869 in 2005 from approximately $33,205 in 2004. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $276,641, or approximately $(0.01) per common share, for the six months ended December 31, 2005, compared to approximately $581,089, or $0.01 per common share, during the comparable period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended December 31, 2005, net cash used in operating activities decreased to approximately $159,164, from approximately $331,272 in the corresponding period in 2004, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

    The Company had a working capital deficit of approximately $128,903 at December 31, 2005, an increase of approximately $2,153 from June 30, 2004 due primarily to the Company's net loss for the three-month period.  At December 31, 2005, the Company had cash of approximately $15,668. The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Subsequent to December 31, 2005 the Company issued 1,495,960 shares of common stock for a cash inflow of $135,758.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    None.

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

                                      SANGUI BIOTECH INTERNATIONAL, INC.

Date: November 30, 2007                                        /s/  Wolfgang Barnikol
 By: Wolfgang Barnikol
 Chief Executive Officer and Chief Financial Officer