Form 10QSB
period 2006-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2007-12-07
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: March 31, 2006; or

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

For the Quarter Ended March 31, 2006

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

    Our unaudited consolidated balance sheet as of March 31, 2006 and our unaudited consolidated statements of operations for the three month periods ended March 31, 2006 and 2005, and the unaudited consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2006	2005
CURRENT ASSETS	(Unaudited)

Cash	$5,413	$9,497
Accounts receivable	7,248	4,300
Inventory	12,214	7,063
Prepaid expenses and other assets	68,079	17,421

Total Current Assets	92,954	38,281

FIXED ASSETS, Net

Property and equipment	7,747	33,608

Total Fixed Assets	7,747	33,608

OTHER ASSETS

Patents and licenses, net	-	2,490
Other miscellaneous assets	43,003	90,814

Total Other Assets	43,003	93,304

TOTAL ASSETS	$143,704	$165,193

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	June 30,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$238,898	$140,899
Notes payable	57,218	24,132

Total Current Liabilities	296,116	165,031

TOTAL LIABILITIES	296,116	165,031

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding		-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 and 47,503,749 shares
issued and outstanding, respectively	18,956,571	18,746,100
Additional paid-in capital	1,958,376	1,986,398
Treasury stock	-	(82,357)
Accumulated other comprehensive income	389,061	383,407
Accumulated deficit	(21,456,420)	(21,033,386)

Total Stockholders' Equity (Deficit)	(152,412)	162

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$143,704	$165,193

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

REVENUES	$41,672	$23,163	$95,662	$33,912

COST OF SALES	17,019	37,301	32,759	44,929

GROSS PROFIT	24,653	(14,138)	62,903	(11,017)

OPERATING EXPENSES

Research and development	32,960	47,165	82,870	371,122
Depreciation and amortization	6,482	15,086	28,351	48,291
General and administrative	129,468	163,940	375,772	446,934

Total Operating Expenses	168,910	226,191	486,993	866,347

OPERATING LOSS	(144,257)	(240,329)	(424,090)	(877,364)

OTHER INCOME (EXPENSE)

Interest income	94	427	94	1,972
Interest expense	(3,029)	-	(8,352)	-
Other income (loss)	802	86,737	9,317	141,128

Total Other Income (Expense)	(2,133)	87,164	1,059	143,100

NET LOSS	(146,390)	(153,165)	(423,031)	(734,264)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	(7,236)	(102,965)	5,651	4,000
Unrealized gain on marketable securities	-	-	-	-

Total Other Comprehensive Income	(7,236)	(102,965)	5,651	4,000

COMPREHENSIVE INCOME (LOSS)	$(153,626)	$(256,130)	$(417,380)	$(730,264)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	48,503,749	46,475,363	48,332,216	43,417,918

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)
	For the Nine
	Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(423,031)	$(734,264)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	28,351	48,291
Common stock issued for services	10,837	104,256
Gain on sale of assets	-	(3,101)
Changes in operating assets and liabilities
Decrease in accounts receivable	(2,948)	77,740
Decrease (Increase) in inventory	(5,151)	(2,816)
Decrease in prepaid expenses and other assets	51,488	8,032
Increase in accounts payable and accrued expenses	97,999	2,839

Net Cash Used by Operating Activities	(242,455)	(499,023)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment of patent costs	-	(9,151)
Sale of property and equipment	-	2,516
Purchase of property and equipment	-	(6,378)

Net Cash Used by Investing Activities	-	(13,013)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	57,218	-
Purchase of treasury stock	-	(126,916)
Sales of treasury stock	-	51,069
Sale of common stock for cash	175,502	305,000

Net Cash Provided by Financing Activities	232,720	229,153

EFFECT OF EXCHANGE RATE CHANGES	5,651	4,000

NET DECREASE IN CASH	(4,084)	(278,883)

CASH AT BEGINNING OF PERIOD	9,497	310,959

CASH AT END OF PERIOD	$5,413	$32,076

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$24,132	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006.

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

Consolidation

    The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the three and nine months ended March 31, 2004 have been reclassified to conform to the three and nine months ended March 31, 2006 presentation. These reclassifications have no effect on previously reported net loss.

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

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $21,456,420 as of March 31, 2006 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $423,031 during the nine months ended March 31, 2006 and used cash in operating activities of $242,455 for the nine months ended March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

    The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At March 31, 2006 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2006 and 2005, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 had no effect on the Company’s financial statements for the period ended March 31, 2006.

NOTE 3 - STOCKHOLDERS' EQUITY

    During the nine months ended March 31, 2006, the Company issued 2,495,960 restricted shares of its previously unissued common stock in exchange for $175,502 in cash, $10,837 in services, and $24,132 in debts.

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

FINANCIAL POSITION

    The Company's current assets increased approximately $54,673, or 158%, from June 30, 2005 to approximately $92,954 at March 31, 2006. The decrease is primarily attributable to an increase in prepaid expenses and other assets of approximately $50,658.

    The Company's net property and equipment decreased approximately $25,861, or 77% from June 30, 2005 to approximately $7,747 at March 31, 2006. The decrease is primarily attributable to current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the sale of common stock. The Company's stockholders' equity decreased approximately $21,489. The primary decrease is caused by the Company's current period net loss of approximately $423,031.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005:

    RESEARCH AND DEVELOPMENT- Research and development expenses decreased $14,205 to approximately $32,960 in 2006 from approximately $47,165 in 2005. The decrease is mainly attributed to the Company lacking the requisite funding and a reduction in staff. The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased 18% to approximately $129,468 in 2006 from approximately $163,940 in 2005. This decrease is mainly attributed to the ongoing refocusing program, and a reduction in staff.

    DEPRECIATION AND AMORTIZATION - Depreciation decreased $8,604 to approximately $6,482 in 2006 from approximately $15,086 in 2005. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $146,390, or approximately $(0.00) per common share, for the three months ended March 31, 2006, compared to approximately $153,165, or $0.00 per common share, during the comparable period in 2005.

Nine months ended March 31, 2006 and 2005:

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased $288,252 to approximately $82,870 in 2006 from approximately $371,122 in 2005. The decrease is mainly attributed to the Company lacking the requisite funding, and a reduction in staff.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 16% to approximately $375,772 in 2006 from approximately $446,934 in 2005. This decrease is mainly attributed to the ongoing refocusing program, and a reduction in staff.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $19,940 to approximately $28,351 in 2006 from approximately $48,291 in 2005. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $423,031, or approximately $(0.01) per common share, for the nine months ended March 31, 2006, compared to approximately $734,264, or $0.01 per common share, during the comparable period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended March 31, 2006, net cash used in operating activities decreased to approximately $242,455, from approximately $499,023 in the corresponding period in 2005, primarily related to an increase in the Company's consolidated net loss as a result of the ongoing refocusing program.

    The Company had a working capital deficit of approximately $203,162 at March 31, 2006, an increase of approximately $70,412 from June 30, 2005 due primarily to the Company's net loss for the nine-month period, as well as a significant increase in notes payable.  At March 31, 2006, the Company had cash of approximately $5,413. The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the nine months ended March 31, 2006, the Company issued 2,495,960 restricted shares of its previously unissued common stock in exchange for $175,502 in cash, $10,837 in services, and $24,132 in debts.

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