Form 10KSB
period 2006-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-04-03
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended: June 30, 2006

Commission File Number: 0-21271
_______________________

SANGUI BIOTECH INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-1330732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. EmployerIdentification No.)

Alfred Herrhausen Street 44, Witten Germany	58455
(Address of principal executive offices)	(Zip Code)

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

The Issuer's revenues for the most recent fiscal year ended June 30, 2006, were approximately $137,257.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on February 15, 2008 based upon the average bid and ask price of the common stock on the pinksheets.com market segment for such date, was approximately $10,000,000.

The number of shares of the Registrant's common stock issued and outstanding on February 1, 2008 was 50,000,000.

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

To date, neither SGBI nor any of its subsidiaries has had profitable operations.  The Company has never been profitable, and through June 30, 2006, SGBI's accumulated deficit has exceeded $21.8 million.  The Company expects to continue to incur substantial losses over the next several years as it pursues its research and development efforts, testing activities and other growth operations.  SGBI's most promising potential products are still in early development stages.  As such the Company will need to obtain substantial additional capital to fulfill its business plan.

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

The blood additives and blood substitute projects were halted in 2003 due to the lack of financing for the pre-clinical test phase.  In October 2006, subsequent to the period covered by this report, a contract was entered into between Sangui GmbH and ERC Nano Med S.A. de C.V. of Monterrey Mexico (ERC), which provides that ERC will establish a production facility in Mexico to produce sufficient quantities of the blood additive.  In cooperation with the Mexican National Health Organizations, ERC will initiate all necessary steps to begin the pre-clinical test phase for the products as soon as possible.  It is anticipated that this will lead to the FDA authorization process in due course.

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

Sales of the anti-cellulite products began in August of 2005 via two German TV shop programs.  Additionally, distribution partners in Argentina and Mexico have purchased launch quantities in November of 2005, and July of 2006, respectively.

CHITOSKIN WOUND PADS

In March 2005, SanguiBioTech GmbH was awarded the CE mark for this product.  The CE mark authorizes the company to distribute and sell this medical product in the member countries of the European Union.  At the same time, Sangui GmbH successfully passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications.  The “Chitoskin” trademark was already granted to the company for the European countries effective November 1, 2004.

Karl Beese GmbH, a leading German vendor and distributor of hospital supplies, began marketing and distributing the wound pad product in August 2005, and has placed several subsequent orders with the company.  In addition, Karl Beese has delivered large quantities of the wound pad product to a Czech distribution partner through summer 2006.

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

In the fourth quarter of our fiscal year ended June 30, 2005, a final project review was carried out by the state authorities of Northrhine-Westfalia.  The review resulted in a final accounting in our favor totalling to approximately $195,850 for both projects.  $148,810 of this amount was received in the fourth quarter of our fiscal year ended June 30, 2005, for the oxygen carrier project, and in the first quarter of the fiscal year ended June 30, 2006 for the glucose sensor project.  The remaining $47,040 was received in the first quarter of the 2006 fiscal year.

PATENTS AND PROPRIETARY RIGHTS

The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto.  As of June 30, 2006, Sangui GmbH had been granted 18 patents.  Furthermore, its subsidiary has applied for 24 patents, most of which have been filed in Germany (DE), the United States of America (US), and as an international patent application with the European Patent Office (EP).  Global patent applications are marked PCT.  Four (4) patent applications are related to progress made in the final development stages of the external application of the artificial oxygen carriers.  Below are listed the most pertinent of the rights held by the Company.

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

RESEARCH AND DEVELOPMENT

Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $111,608 and $426,831 during the fiscal years ended June 30, 2006 and 2005, respectively.

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

DEPENDENCE ON MAJOR CUSTOMERS

As of June 30, 2006, the company entertained business relationships with three major customers, Mercatura Biocosmetics AG, Cosmed-Naturell GmbH and Karl Beese GmbH & Co.  No assurance can be given that these companies will be successful in marketing and distributing our products.  These three companies combined constitute approximately 70% of the Company’s gross revenues for the year ended June 30, 2006.

HUMAN RESOURCES

The Company considers its relations with its employees to be favorable.  As of June 30, 2006 SGBI and its subsidiaries had two fulltime employees, neither of whom was involved in research and development.  For research and development purposes, the Company had consulting arrangements with five individuals.

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

Future Capital Needs and Uncertainty of Additional Funding

Although management believes that SGBI's cash position should be sufficient to cover its financing for at least the current fiscal year, substantial funds will be required to effect SGBI's development plans.  The Company will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of its business strategies.  Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources.  To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to SGBI's shareholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions.  However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its technologies or product candidates.  The inability of SGBI to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of SGBI.  Moreover, if funds are not available from any sources, SGBI may not be able to continue to operate.   As of June 30, 2006, the Company has issued all of its common shares of stock as authorized by its Articles.  The Company is unable to consummate any additional sales of common stock until additional shares are authorized by the Board of Directors, the shareholders of the Company, and an amendment to the Company’s Articles of Incorporation is completed.

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

ITEM 2.     PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany.  Rent expense was approximately $68,000 and $68,000 during the years ended June 30, 2006 and 2005, respectively.

ITEM 3.     LEGAL PROCEEDINGS

On June 15, 2005, SanguiBioTech GmbH was served with a lawsuit, Amtsgericht Witten, Case No. 2 C 429/05.  The plaintiff is a supplier of packaging foils for certain medical products.  The plaintiff claims payment of invoices amounting to approximately $8,500.  The Company had rejected the delivery of the goods covered by the invoices due to poor quality.  The claim was settled by order of the Court on September 7, 2005, whereby Sangui agreed to pay a lesser amount of approximately $6,406, including court fees.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2006, SGBI's common stock was traded on www.pinksheets.com under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by www.pinksheets.com.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

		CLOSING PRICES (US$)
FISCAL YEAR	PERIOD	HIGH	LOW

2005	July - September	0.27	0.07
	October - December	0.23	0.05
	January - March	0.27	0.11
	April – June	0.22	0.12
2006	July - September	0.22	0.13
	October - December	0.15	0.10
	January - March	0.20	0.11
	April – June	0.16	0.10

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

At June 30, 2006, the number of record holders of the Company's common stock was approximately 869.  The Company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Sales of Securities

    In August 2005, the Company sold 1,000,000 shares of its common stock to a European investor yielding a cash contribution of $87,500.  No underwriters were used.  The offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

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

    CRITICAL ACCOUNTING POLICIES  Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2006.  The following are our critical accounting policies:

Revenue Recognition

         Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Research and Development

         Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $111,608 and $426,831 during the fiscal years ended June 30, 2006 and 2005, respectively.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

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

FISCAL 2006 COMPARED TO FISCAL 2005

FINANCIAL POSITION

The Company’s current assets increased by $36,246, or 85%, from June 30, 2005 to $70,929 at June 30, 2006.  The increase is primarily attributable to a significant increase in cash, accounts receivable, and inventory.  The increase in cash results primarily from sales of common stock and receipts on notes payable during the 2006 fiscal year.

The Company's net property and equipment decreased $21,900 or 65%, from June 30, 2005 to $11,708 at June 30, 2006.  The decrease is primarily attributable to the current year depreciation of approximately $36,876, partially offset by $7,530 in purchases of new property and equipment during the year.

The Company funded its operations primarily through the sale of common stock and borrowings on notes payable.  The Company’s stockholders’ equity decreased $383,866, to a deficit of $383,704.  The primary decrease is caused by the Company's current year net loss of $661,459.

REVENUES.  Revenues increased 203% to $137,257 during the year ended June 30, 2006 from $45,212 during 2005.  This increase is due primarily to the company’s increased emphasis on sales and exploitation of existing research and development.  The Company incurred Cost of Sales totaling $118,018 during the 2006 fiscal year, a 168% increase over the prior year.

RESEARCH AND DEVELOPMENT.  Research and development expenses decreased 72% to $118,608 in 2006 from $426,831 in 2005.  This decrease of $308,223 was primarily the result of decreased operations, and a decreased cash flow during the period.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 27% to $609,949 in 2006 from $480,666 in 2005.  This increase of $129,283 is attributed to increases in legal and accounting expenses, as well as expenses incurred in pursuing new international markets for the Company’s products.

NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $731,000, or $0.02 per common share, in 2006, compared to $705,000, or $0.02 per common share, in 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2006, net cash used in operating activities decreased to $282,936 from $414,593 for the year ended June 30, 2005, primarily related to an increase in current liabilities during the 2006 fiscal year.

For the year ended June 30, 2006, net cash flows from investing activities decreased to an outflow of $7,530, from a surplus of $1,631 for the year ended June 30, 2005.  The principal decrease is due to purchase of equipment items during the 2006 fiscal year.

The Company had a working capital deficit of $436,681 at June 30, 2006, compared to working capital deficit of $126,750 at June 30, 2005, an overall decrease of $309,931, due primarily to the Company’s net loss for the year.

The Company incurred a net loss applicable to common stockholders of $731,486 and used cash in operating activities of $282,936 for the year ended June 30, 2006.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives.  In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months.  Therefore, the Company is dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sales of our anti-aging formulation started in early 2005, sales of our product skin regeneration as well as wound pad products have started in the course of the first quarter of our 2007 fiscal year. The current state of the different sales efforts has induced management to believe that revenues from these products may be obtainable in the course of the current fiscal year.  However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

ITEM 7.     FINANCIAL STATEMENTS

SANGUI BIOTECH INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sangui Biotech International Inc.

We have audited the accompanying balance sheet of Sangui Biotech International Inc. as of June 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Sangui Biotech International Inc as of June 30, 2005, were audited by other auditors whose report dated May 17, 2007 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International Inc. as of June 30, 2006 and the results of its operations and its cash flows for the years ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 7, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sangui Biotech International, Inc. and Subsidiaries
Witten Germany

We have audited the accompanying consolidated statement of operations, stockholders’ equity (deficit), comprehensive income, and cash flows of Sangui Biotech International, Inc. and Subsidiaries for the year ended June 30, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. and Subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the year ended June 30, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
May 17, 2007

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheet

ASSETS

June 30,
2006
CURRENT ASSETS

Cash	$24,548
Accounts receivable	16,601
Inventory	14,720
Prepaid expenses and other assets	15,060

Total Current Assets	70,929

FIXED ASSETS, Net	11,708

OTHER ASSETS

Tax refunds receivable	23,460
Deposits	17,809

Total Other Assets	41,269

TOTAL ASSETS	$123,906

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

June 30,
2006
CURRENT LIABILITIES

Accounts payable and accrued expenses	$335,488
Notes payable - related	-
Notes payable	172,122

Total Current Liabilities	507,610

TOTAL LIABILITIES	507,610

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares issued and outstanding	18,969,358
Additional paid-in capital	1,958,376
Treasury stock	-
Accumulated other comprehensive income	453,434
Accumulated deficit	(21,764,872)

Total Stockholders' Equity (Deficit)	(383,704)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$123,906

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2006	2005

REVENUES	$137,257	$45,212

COST OF SALES	118,018	44,051

GROSS PROFIT	19,239	1,161

OPERATING EXPENSES

Research and development	111,608	426,831
Depreciation and amortization	36,876	66,894
General and administrative	609,949	480,666

Total Operating Expenses	758,433	974,391

OPERATING LOSS	(739,194)	(973,230)

OTHER INCOME (EXPENSE)

Interest income	96	704
Interest expense	(12,087)	(3,498)
Other income (loss)	19,699	271,412

Total Other Income (Expense)	7,708	268,618

NET LOSS	(731,486)	(704,612)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	70,027	(145,262)
Unrealized gain on marketable securities	-	-

Total Other Comprehensive Income (Loss)	70,027	(145,262)

COMPREHENSIVE LOSS	$(661,459)	$(849,874)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	48,751,875	44,312,968

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit

Balance, June 30, 2004	40,655,363	18,345,491	2,000,000	28,098	528,669	(20,328,774)

Common stock issued to
employees	1,200,000	100,125	-	-	-	-

Currency translation adjustment	-	-	-	-	(145,262)	-

Purchase of treasury stock	-	-	-	118,166	-	-

Sale of treasury stock	-	-	(13,602)	(63,907)	-	-

Proceeds from sale of stock	5,648,386	300,484	-	-	-	-

Net loss for the year ended
June 30, 2005	-	-	-	-	-	(704,612)

Balance, June 30, 2005	47,503,749	18,746,100	1,986,398	82,357	383,407	(21,033,386)

Common shares issued for
cash at $0.0875 per share	1,000,000	87,500	-	-	-	-

Common shares issued for
prepaid consulting fees at
$0.0908 per share	1,496,251	135,758	-	-	-	-

Sale of treasury stock	-	-	(28,022)	(82,357)	-	-

Currency translation adjustment	-	-	-	-	70,027	-

Net loss for the year ended
June 30, 2006	-	-	-	-	-	(731,486)

Balance, June 30, 2006	50,000,000	18,969,358	1,958,376	-	453,434	(21,764,872)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(731,485)	$(704,612)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	36,876	66,894
Common stock issued for services	-	100,125
Gain on sales of property and equipment	-	(3,101)
Changes in operating assets and liabilities
Increase in accounts receivable	(12,301)	128,286
Increase in inventory	(7,657)	(7,063)
Increase in prepaid expenses and other assets	244,488	(50,298)
Increase in accounts payable and accrued expenses	187,143	55,176

Net Cash Used by Operating Activities	(282,936)	(414,593)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of patents	-	(1,470)
Sales of property and equipment	-	3,101
Purchases of fixed assets	(7,530)	-

Net Cash Used by Investing Activities	(7,530)	1,631

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on note payable	147,990	24,132
Purchases of treasury stock		(118,166)
Sales of treasury stock	-	50,305
Sale of common stock for cash	87,500	300,484

Net Cash Provided by Financing Activities	235,490	256,755

EFFECTS OF EXCHANGE RATES	70,027	(145,255)

NET DECREASE IN CASH	15,051	(301,462)

CASH AT BEGINNING OF PERIOD	9,497	310,959

CASH AT END OF PERIOD	$24,548	$9,497

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$2,834
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
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

    On June 30, 2003, GlukoMediTech AG ("Gluko AG") was merged into Sangui BioTech AG ("Sangui AG"). Effective November 4, 2003, Sangui AG was converted into Sangui BioTech GmbH (Sangui GmbH). After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of haemoglobin, blood substitutes and blood additives) and in the development of glucose implant sensors.

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

    The Company incurred a net loss applicable to common stockholders of $731,486 and used cash in operating activities of $282,936 for the year ended June 30, 2006.  These, and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

    Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation

    The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

    The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  The Company had no cash equivalents outstanding as of June 30, 2006.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

    Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2006 and 2005 was $36,876 and $66,894, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses

    Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the years ended June 30, 2006 and 2005 was $-0-.

Impairment of Long-Lived Assets

    Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2006, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment on long-lived assets in the future.

Revenue Recognition

    Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Research and Development

    Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $111,608 and $426,831 during the fiscal years ended June 30, 2006 and 2005, respectively.

Grants

    The Company received grants from the German government which were used to fund certain research and development activities and acquisitions of equipment.  Revenue from grants for the reimbursement of research and development expenses is offset against research and development expenses when the related expenses we incurred.  The Company had no active grants at June 30, 2006 and 2005.  However, the Company did derive other income from additional reimbursements pertaining to the grants, during the fiscal year ended June 30, 2005.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2006 and 2005, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

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

Segments of an Enterprise and Related Information

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2007, the Company has only one segment of enterprise which is medical products manufacturing and sales.

Inventory

    Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value.  At June 30, 2006 all inventory consists of finished goods.  Inventory is evaluated periodically by management for potential impairment.  During the years ended June 30, 2006 and 2005, the Company recognized no impairment expense pertaining to inventory.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Trade Receivables

    The Company periodically reviews its trade receivables for potential collectibility issues.  The Company has implemented the policy to charge-off trade receivables older than 120 days outstanding as bad-debt expense.  As of June 30, 2006, the Company had an allowance for doubtful accounts of $-0-.

New Accounting Pronouncements

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

    In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

    In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

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

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
New Accounting Pronouncements (Continued)

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

Major Customers

    During the years ended June 30, 2006 and 2005 the Company had three customers to whom sales exceeded 10% of the Company’s total sales for the period.  Each customer is an unrelated third party.  These three companies combined to constitute approximately 70% of the Company’s gross revenues for the years ended June 30, 2006 and 2005.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

    Property and equipment consists of the following at June 30, 2006:

        Technical and laboratory equipment                                   $         645,214
        Leasehold improvements                                                                  388,855
        Office equipment                                                                                150,160
        Office furniture                                                                                     26,962
        Other                                                                                                        1,324

Total property and equipment                                             1,212,515

    Less accumulated depreciation and amortization                                (1,200,807)

                Total property and equipment, net                              $          11,708

NOTE  3  -  PATENTS AND LICENSES

    At June 30, 2006, patents and licenses totaled $124,186 less accumulated amortization of $124,186.

NOTE  4  -  STOCKHOLDERS'  EQUITY

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

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE  4  -  STOCKHOLDERS'  EQUITY (Continued)

Stock Options - From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements.  At June 30, 2006 and 2005, and during the years ended June 30, 2006 and 2005, no options were issued or outstanding.

Treasury Stock - On July 1, 2004, the Company purchased 100,000 shares of its common stock from an investor for approximately $0.278 per share.  The Company purchased an additional 620,000 shares of its common stock on November 11, 2004 for approximately $0.191 per share.  During the course of the 2005 fiscal year the Company sold a total of 288,000 of these treasury shares for total proceeds of approximately $63,907, resulting in a loss of approximately $13,602, which was applied to additional paid-in capital.  During the 2006 fiscal year the remainder of these shares were sold, resulting in a loss of approximately $28,022.  As of June 30, 2006 the Company held zero shares of treasury stock.

    In August, 2005 the Company sold 1,000,000 shares of its common stock to a European investor yielding cash contribution of $87,500.  In addition, the Company sold 1,495,960 shares of its common stock to a European investor yielding a cash inflow of $135,758

NOTE 5  -  INCOME  TAX  PROVISION

    No current provision for income taxes for the years ended June 30, 2006 and 2005 is required, since the Company incurred net operating losses through June 30, 2006.

    Income tax expense for the years ended June 30, 2006 and 2005 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

                                                                                                                                      2006                2005

    Income tax benefit at U.S. federal statutory rates                                                                $   (514,987)    $    (274,799)
    Net operating losses not benefited                                                                                              514,987             235,750
    Common stock issued for services                                                                                                          -                39,049
    State and local income taxes, net of federal income tax effect                                                             -                         -

                                                                                                                                                                $                 -      $                 -

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2006 are presented below:

              Deferred  tax  assets:
              Net  operating  losses                                                        $   7,500,000
              Less  valuation  allowance                                                   (7,500,000)

              Net  deferred  tax  assets                                                   $                 -

    As of June 30, 2006, the Company had net operating loss carryforwards of approximately $7.5 million, $3.4 million and $10.2 available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2006 and 2026. The foreign net operating loss carryforwards do not have an expiration period.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 6  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2006 and 2005:

                                                                                                                        2006                  2005

        Numerator for basic and diluted loss per common
                share – net loss                                                                     $    (731,486)     $   (704,612)

        Denominator for basic and diluted loss per common
         share – weighted average shares                                                         48,751,875       44,312,968

        Basic and diluted loss per common share                                        $           (0.02)     $        (0.02)

NOTE 7 - RELATED PARTY TRANSACTIONS

    The Company has an agreement with Professor Barnikol, the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were paid or earned in fiscal 2006 and 2005.

NOTE 8  -  COMMITMENTS  AND  CONTINGENCIES

Operating Leases

    The Company leases its office and laboratory facilities in Germany under an operating lease that expires in May, 2007.  Rent expense was $68,000 and $68,000 for the years ended June 30, 2006 and 2005, respectively.

    The Company entered into an automobile lease agreement in June, 2004.  The lease was for a term of 24 months, and expired on June 15, 2006.  The Lease called for monthly payments of approximately $1,130.  Automobile lease expense was approximately $13,560 and $13,556 for the years ended June 30, 2006 and 2005, respectively.

Litigation

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

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 8  -  COMMITMENTS  AND  CONTINGENCIES (Continued)

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

Indemnities and Guarantees

    During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- and $-0- as of June 30, 2006 and 2005, respectively.

Other

    On April 14, 2005 the Company entered into a distribution agreement with an unrelated third party.  According to the terms of the Agreement, the Company granted exclusive marketing and distribution rights pertaining to the Company’s Chitosan-based wound pads to the third party for a period of five years.

NOTE 9 - STOCK-BASED COMPENSATION

    The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment,” for the year ended June 30, 2006. Released on December 16, 2004, SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” There were no common shares or stock options issued or granted to employees during this reporting period.

    On April 28, 2004, the company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 10 - NOTES PAYABLE

    During the year ended June 30, 2006, the Company borrowed money from four separate European Companies in order to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms.  All notes are due and payable on the fifth anniversary of its issuance at a rate of 5% simple interest.  The Company has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Company’s Common Stock at any time prior to full repayment or the Due Date. The total amount borrowed under these terms, through June 30, 2006 was $172,122.

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

Loan Agreement with Feedback AG

    On June 9, 2006, the Company entered into a loan agreement with Feedback AG.  Two of the Company's Directors are also signatories for Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company approximately $96,527 with interest of six percent per annum.  The Company has the option of paying the loan and interest in cash or with shares of SanguiBioTech AG common stock, its wholly-owned subsidiary, valued at 50% of the average Hamburg OTC trading price over the four weeks prior to repayment.

NOTE 11 – SUBSEQUENT EVENTS

    Subsequent to the period covered by this report, the Company continued to borrow money from four separate European Companies in order to supplement its ongoing operational cash flow.  The total amount borrowed under these terms was $512,959.

Second Loan Agreement with Feedback AG

    Subsequent to the period covered by this report, on July 21, 2006, the Company entered into a loan agreement with Feedback AG.  Two of the Company's Directors are also signatories for Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company approximately $18,100 for the purpose of preparing a shareholders meeting.  The interest on this loan is set at six percent per annum.  The Company is to pay the loan and interest off utilizing its common stock following the shareholders meeting, however, if a shareholders meeting has not been held as of July 30, 2007, then the loan and interest are due and payable in cash.

Additional Loans

    From July 2006 to January 2007 the Company borrowed money from four separate European companies and their affiliates to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms:  All notes are due and payable in the fifth anniversary of issuance at a rate of 5% simple interest.  The Company, in its sole discretion, has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Company’s common stock at the rate of approximately $0.11 per share at any time prior to full repayment or on the Due Date.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2006
NOTE 11 – SUBSEQUENT EVENTS (Continued)

Agreements with ERC Nano Med S.A. de C.V.

    On October 13, 2006 the Company entered into a Distribution, Collaboration, and Commercialization Agreement with ERC S.A. de C.V., a division of ERC Nano Med. of Mexico (“ERC”).  Under the terms of the Agreement, the Company is granting exclusive distribution rights of its 1) hemospray, 2) wound cleaner liquid gel, and 3) bloodadditiv to ERC.  In return, ERC is to work with various Mexican Health Authorities necessary to grant government approvals necessary for the products to be sold and distributed in Mexico.  All costs for obtaining the necessary approvals in Mexico are to be born by ERC.

    On the same date the Company entered into a separate agreement with ERC pertaining to the Company’s chitosin wound pads under the same terms.

ITEM  8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AN ACCOUNTING AND FINANCIAL DISCLOSURE

    Subsequent to the period covered by this report, on September 18, 2007, the Board of Directors of the Company dismissed HJ & Associates, LLC (“HJ & Associates”) as the Company's independent auditors.  HJ & Associates audited report of the financial statements for the years ended June 30, 2005 and 2004, included language expressing substantial doubt as to the Company's ability to continue as a going concern.  The audit report contained no other adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  As such, in connection with these audits of the fiscal years ended June 30, 2005 and 2004 and the subsequent interim period prior to such dismissal, there were (1) no disagreements with HJ & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, would have caused them to make reference thereto in their reports on the financial statements for such periods to the subject matter of the disagreement, and (2) there were no reportable events as that term is defined in Item 304(a)(1)(iv) of Regulation S-B. The change in independent accountants did not result from any dissatisfaction with the quality of professional services rendered by HJ & Associates.

    Subsequent to the period covered by this report, on September 18, 2007, the Company engaged of the accounting firm of Moore & Associates, Chartered ("Moore & Associates") as its independent auditors, effective immediately.  Moore & Associates have been asked to audit the Company's financial statements for the years ending June 30, 2006 and 2007.  During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates, the Company did not consult with Moore & Associates with regard to: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; and further, Moore & Associates have not provided written or oral advice to the Compnay that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

    The decision to change principal auditors and the engagement of the new principal auditor was recommended and approved by the Company's Board of Directors.

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

Loan Agreement with Feedback AG

           On June 9, 2006, the Company entered into a loan agreement with Feedback AG.  Two of the Company's Directors are also signatories for Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company $96,527 with interest of six percent per annum.  The Company has the option of paying the loan and interest in cash or with shares of SanguiBioTech AG common stock, its wholly-owned subsidiary, valued at 50% of the average Hamburg OTC trading price over the four weeks prior to repayment.

Second Loan Agreement with Feedback AG

Subsequent to the period covered by this report, on July 21, 2006, the Company entered into a loan agreement with Feedback AG.  Two of the Company's Directors are also signatories for Feedback AG.  Pursuant to the terms of the loan agreement, Feedback AG loaned the Company approximately $18,000 for the purpose of preparing a shareholders meeting.  The interest on this loan is set at six percent per annum.  The Company is to pay the loan and interest off utilizing its common stock following the shareholders meeting, however, if a shareholders meeting has not been held as of July 30, 2007, then the loan and interest are due and payable in cash.

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

Subsequent Additional Loans to the Company

    From January 2006 to the period subsequent to that covered by this report, through January 2007, the Company borrowed money from four separate European Companies and their affiliates to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms.  All notes are due and payable on the fifth anniversary of its issuance at a rate of 5% simple interest.  The Company, in its sole discretion, has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Borrower’s Common Stock at any time prior to full repayment or the Due Date.  The total amount borrowed under these notes was $512,959.

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

The directors as of June 30, 2006 were as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Prof. Wolfgang Barnikol, M.D., Ph.D:	71	Chairman, President, Chief Executive Officer, Executive Director	One Year	Apr 18, 2001

Joachim Fleing, Ph.D..	53	Non-Executive Director	One Year	Dec 13, 2003

Prof. Joachim Lutz, M.D., Ph.D.	72	Non-Executive Director	One Year	Aug, 1997

Thomas Striepe	42	Non-Executive Director	One Year	Feb 7, 2005

None of the Directors are related to one another.  None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

The Company has an agreement with Professor Barnikol, the Company’s President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions (See below: Item 12 Certain Relationships and Related Transactions).  No royalties were paid or earned in fiscal 2006 and 2005.

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

Based solely upon a review of copies of the reports filed, SGBI believes that during the year ended June 30, 2006, that all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

Code of Ethics

The Company has not as of the date of this report adopted a code of ethics.

ITEM 10.     EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

           The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(1) (j)
Prof. Wolfgang Barnikol Chairman, CEO, CFO	2006 2005 2004	0 38,134 126,858	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 38,134 126,858

(1)	All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

Narrative Disclosure to Summary Compensation Table

The Company has an agreement with Professor Barnikol, the Company’s President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions (See below: Item 12 Certain Relationships and Related Transactions).  No royalties were paid or earned in fiscal 2006 and 2005.

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

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Prof. Wolfgang Barnikol	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$0 $0 $0
Joachim Lutz	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$0 $0 $0
Thomas Striepe	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$0 $0 $0
Joachim Fleing	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$0 $0 $0

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

Security Ownership of Certain Beneficial Owners

As of June 30, 2006 the Company is not aware of any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Security Ownership of Management

The following table sets forth, as of June 30, 2006, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Dr. Wolfgang Barnikol Arndstr.8 58453 Witten Germany	1,853,600 (1)	3.9%
Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	202,000	0.4%
Common Stock	Joachim Lutz Alfred Herrhausen Street 44 58455 Witten Germany	0	0.0%
Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	0	0.0%
Common Stock	All Officers and Directors as a Group (4 persons)	2,055,600	4.3%

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

Parents

Not applicable.

Promoters and Control Persons

Not applicable.

ITEM 13.     EXHIBITS

(a) Index to Exhibits

Exhibit No.

2.1          Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)

3.1          Articles of Incorporation of SGBI (1)

3.2          Bylaws of SGBI(1)

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

10.11      Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000 (2)

10.12      Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000 (2)

10.13      Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)

10.14      Prolongation Letter for SanguiBiotech AG Grants (4)

21.1        Subsidiaries of SGBI (2)

31.1        Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

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

        (2) Filed as an Exhibit to the original Report on Form 10-KSB filed on October 13, 2000.

        (3) Filed as an Exhibit to the amended Report on Form 10-KSB filed on November 20, 2000.

        (4) Filed as an Exhibit to the Report on Form 10-KSB filed on September 28, 2002.

ITEM 14.     Principal Accountant Fees and Services.

Independent Public Accountants

      The Company's independent accountants for the fiscal year ended June 30, 2005 was HJ & Associates, LLP.

(a)           Audit Fees.  During the fiscal year ended 2005, the aggregate fees billed by HJ & Associates, LLP for services rendered for the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for that fiscal year, were $ 48,000 .

(b)           Audit-Related Fees.  For the fiscal year ended 2005, fees billed by HJ & Associates, LLP, were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)           Tax Fees.  For the fiscal year ended 2005, HJ & Associates, LLP did not bill any fees for tax compliance services.  The auditors did not provide tax-planning advice for the fiscal year ended 2005.

(d)           All Other Fees.  None.

The Company’s independent accountants for the fiscal year ended June 30, 2006 were Moore & Associates, Chartered.

(a)           Audit Fees.  For the fiscal years ended 2006, the aggregate fees billed by Moore & Associates, Chartered for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $10,000 .

(b)           Audit-Related Fees.  For the fiscal years ended 2006  fees billed by Moore & Associates, Chartered , were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)           Tax Fees.  For the fiscal years ended 2005 and 2005, Moore & Associates, Chartered did not bill any fees for tax compliance services.  The auditors did not provide tax-planning advice for the fiscal years ended 2006.

(d)           All Other Fees.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Wolfgang Barnikol Wolfgang Barnikol President and Director	March 31, 2008

    In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Wolfgang Barnikol Wolfgang Barnikol, M.D., Ph.D	President, Chief Executive Officer and Director	March 31, 2008
/s/ Joachim Lutz Joachim Lutz, M.D.	Director	March 31, 2008
Thomas Striepe	Director	March 31, 2008
/s/ Joachim Fleing Joachim Fleing, Ph.D	Director	March 31, 2008