Form 10QSB
period 2006-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-06-10
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: September 30, 2006; or

    [       ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period __________ to __________

Commission File Number: 0-21271
_________________________

SANGUI BIOTECH INTERNATIONAL, INC.
________________________________________________
(Exact name of Small Business Issuer as specified in its charter)

Colorado	84-1330732
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

    The number of shares outstanding of the issuer's common stock, no par value, as of May 28, 2008, was 50,000,000

    Transitional Small Business Disclosure Format. Yes ☐   No ☒

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-QSB

For the Quarter Ended September 30, 2006

INDEX
----------

Page

Part I. Financial Information

Item 1. Consolidated Financial Statements .........................................................................................................	2

Consolidated Balance Sheets.........................................................................................................	2
Consolidated Statements of Operations and Comprehensive Loss ........................................	4
Consolidated Statements of Cash Flows .....................................................................................	5
Notes to the Consolidated Financial Statements .......................................................................	6

Item 2. Management's Discussion and Analysis or Plan of Operation ..........................................................	9

Item 3. Controls and Procedures ..........................................................................................................................	11

Part II. Other Information

Item 1. Legal Proceedings .....................................................................................................................................	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...........................................................	11

Item 3. Defaults Upon Senior Securities .............................................................................................................	11

Item 4. Submission of Matters to a Vote of Security Holders .........................................................................	11

Item 5. Other Information ......................................................................................................................................	11

Item 6. Exhibits ........................................................................................................................................................	12

Signature Page .....................................................................................................................................................................	12

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

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

    Our unaudited consolidated balance sheet as of September 30, 2006 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2006 and 2005, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 2006 and 2005, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2006	2006
CURRENT ASSETS	(Unaudited)

Cash	$16,730	$24,548
Accounts receivable	40,787	16,601
Inventory	15,310	14,720
Prepaid expenses and other assets	10,345	15,060

Total Current Assets	83,172	70,929

FIXED ASSETS, Net

Property and equipment	16,038	11,708

Total Fixed Assets	16,038	11,708

OTHER ASSETS

Tax refunds receivable	32,763	23,460
Deposits	18,453	17,809
Other miscellaneous assets	51,818	-

Total Other Assets	103,034	41,269

TOTAL ASSETS	$202,244	$123,906

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	June 30,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$374,319	$335,488
Notes payable	113,134	172,122

Total Current Liabilities	487,453	507,610

TOTAL LIABILITIES	487,453	507,610

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares
issued and outstanding	18,969,358	18,969,358
Additional paid-in capital	1,958,376	1,958,376
Treasury stock	-	-
Accumulated other comprehensive income	700,596	453,434
Accumulated deficit	(21,913,539)	(21,764,872)

Total Stockholders' Equity (Deficit)	(285,209)	(383,704)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$202,244	$123,906

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2006	2005

REVENUES	$119,475	$-

COST OF SALES	77,156	-

GROSS PROFIT	42,319	-

OPERATING EXPENSES

Research and development	22,389	11,557
Depreciation and amortization	7,187	13,324
General and administrative	156,655	118,021

Total Operating Expenses	186,231	142,902

OPERATING LOSS	(143,912)	(142,902)

OTHER INCOME (EXPENSE)

Interest income	-	-
Interest expense	(4,774)	(1,816)
Other income (loss)	19	554

Total Other Income (Expense)	(4,755)	(1,262)

NET LOSS	(148,667)	(144,164)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	247,162	15,036
Unrealized gain on marketable securities	-	-

Total Other Comprehensive Income	247,162	15,036

COMPREHENSIVE INCOME (LOSS)	$98,495	$(129,128)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	50,000,000	47,998,254

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(148,667)	$(144,164)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	7,187	13,324
Common stock issued for services	-	10,837
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(24,186)	458
Decrease (Increase) in inventories	(590)	15
Decrease (Increase) in prepaid expenses and other assets	(57,050)	48,926
Increase (Decrease) in accounts payable
and accrued expenses	38,831	18,271

Net Cash Used by Operating Activities	(184,475)	(52,333)

CASH FLOWS FROM INVESTING ACTIVITIES	(11,517)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock for cash	-	64,163
Payment of notes payable	(58,988)	(24,132)

Net Cash Provided by Financing Activities	(58,988)	40,031

EFFECT OF EXCHANGE RATE CHANGES	247,162	15,036

NET INCREASE (DECREASE) IN CASH	(7,818)	2,734

CASH AT BEGINNING OF PERIOD	24,548	9,497

CASH AT END OF PERIOD	$16,730	$12,231

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$1,816
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$24,132

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2006.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included.  The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    Sangui Biotech International, Inc., incorporated in Colorado in 1995, and its wholly owned subsidiaries, Sangui Biotech, Inc., SanguiBioTech AG, GlukoMediTech AG, and Sangui BioTech PTE Ltd., (collectively, the "Company") were engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development of glucose implant sensors.

    On June 30, 2003, GlukoMediTech AG ("Gluko AG") was merged into Sangui BioTech AG ("Sangui AG").  Effective November 4, 2003, Sangui AG was converted into Sangui BioTech GmbH (Sangui GmbH).  After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, has been engaged in the research, development, manufacture, and sales of medical and cosmetic products.

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

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated deficit of $21,913,539  as of September 30, 2006 and has been significantly reducing its working capital since June 30, 2004.  The Company incurred a net loss applicable to common stockholders of $148,667 during the three months ended September 30, 2006 and used cash in operating activities of $184,475 for the three months ended September 30, 2006.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives.  In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months.  Therefore, the Company is dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

    The Company maintains its cash in bank accounts in Germany.  Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances.  The Company has not experienced any losses in its uninsured bank accounts.  At September 30, 2006 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation.  Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation.  The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.  As of September 30, 2006 and 2005, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

    The focus of Sangui GmbH has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anaemia or blood loss whether due to surgery, trauma, or other causes.  Sangui GmbH has thus far focused its development and commercialization efforts of such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  Sangui GmbH, has in addition developed external applications of oxygen transporters in the medical and cosmetic fields in the form of gels and emulsions for the regeneration of the skin

    Sangui GmbH holds the exclusive distribution rights for Chitoskin wound pads in the European Union and various other countries.  Sangui GmbH has filed a patent cooperation treatment applications (“PCT”) for the production and use of improved Chitoskin wound pads using gelatine instead of collagen as the carrier substance.

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

    According to regulatory requirements, all drugs must complete preclinical and clinical trials before approval (e.g. Federal Drug Administration approval) and market launch.  The Company’s management believes that the European and FDA approval process will take at a minimum several years to complete.

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

    Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging, as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop as of mid September 2006 which generates consistant sales, albeit at a low level.

    Sales of the anti-cellulite products started in August 2005 via two German TV shop programs.  Sales of the anti-cellulite products via two German TV shop programs have been flat thus far this fiscal year.  Additionally, distribution partners in Argentina and Mexico have purchased launch quantities in November 2005, and July 2006, respectively.

Chitoskin Wound Pads

    In March 2005, SanguiBioTech GmbH was awarded the CE mark for their Chitoskin Wound Pad product.  The CE mark authorizes the company to distribute and sell this medical product in the member countries of the European Union.  At the same time Sangui GmbH successfully passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications.  The “Chitoskin” trademark was granted to the company for the European countries effective November 1, 2004.

    Karl Beese GmbH, a leading German vendor and distributor of hospital supplies began marketing and distributing the wound pad product in August 2005, and has placed several subsequent orders with the company.  In addition, Karl Beese delivered large quantities of the wound pad product to a Czech distribution partner through summer 2006.

FINANCIAL POSITION

    The Company's current assets increased $12,243, or 17%, from June 30, 2006 to $83,172 at September 30, 2006.  The increase is primarily attributable to a $24,186 increase in accounts receivable, partially offset by small decreases in cash and prepaid expenses during the period.

    The Company's net property and equipment increased $4,330, or 37% from June 30, 2006 to $16,038 at September 30, 2006.  The increase is primarily attributable to minor purchases of fixed assets, partially offset by current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the sale of common stock.  During the three months ended September 30, 2006, the Company's stockholders' deficit decreased $98,495.  The primary decrease is caused by the Company's current period net loss of $148,667.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005:

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased significantly to $22,389 in 2006 from $11,557 in 2005.  The increase is mainly attributed to the Company’s attempting to develop new products for its expanding market base.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 33% to $156,655 in 2006 from $118,021 in 2005.  This increase is mainly attributed to the ongoing refocusing program and an attempt to solidify the Company’s standing in new markets.

    DEPRECIATION AND AMORTIZATION.  Depreciation decreased 46% to $7,187 in 2006 from $13,324 in 2005.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS.  As a result of the above and other factors, the Company's consolidated net loss was $148,667, or $0.00 per common share, for the three months ended September 30, 2006, compared to $144,164, or $0.01 per common share, during the comparable period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended September 30, 2006, net cash used in operating activities increased to $184,475 from $52,333 in the corresponding period in 2005, primarily related to a significant increase in prepaid expenses and other assets, coupled with the Company's consolidated net loss as a result of the ongoing refocusing program.

    The Company had a working capital deficit of $404,281 at September 30, 2006, an increase of $32,400 from June 30, 2006.  At September 30, 2006, the Company had cash of $16,730.  The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

ITEM 3 - CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB.  Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures were not efficient enough to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.  Our principal executive officer and principal financial officer are currently working to streamline our disclosure controls and procedures, so as to adequately comply with such SEC rules and forms.

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

    None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

Resignation of Dr. Wolfgang Barnikol from positions of Chief Executive Officer and Chief Financial Officer

    Subsequent to the period covered by this report, on March 30, 2008, Dr. Wolfgang Barnikol amicably resigned as the Company’s Chief Executive Officer and Chief Financial Officer effective April 3, 2008.  Dr. Barnikol's resignation was not due to any disagreement with the Company.  Dr. Barnikol remains a Director.

Appointment of Thomas Striepe as Chief Executive Officer

    Subsequent to the period covered by this report, on April 8, 2008, the Board of Directors appointed Thomas Striepe to serve as Chief Executive Officer of the Company.  He is a current a Director of the Company.  Mr. Striepe is also the Vice President of Accounting and Controller at Feedback AG, Hamburg, Germany, a financial services company.  Prior to joining the Board in 2004, he held management positions in the accounting departments of several German and international corporations.  He holds an MBA from Hamburg University.  Mr. Striepe does not have an employment agreement with the Company, nor have the terms of a severance agreement with the Company been finalized.

    Mr. Striepe has no family relationships with any other director or executive officer of the Company or any person nominated to become a director or executive officer of the Company.  There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Appointment of Joachim Fleing as Chief Financial Officer

     Subsequent to the period covered by this report, on April 8, 2008, the Board of Directors appointed Joachim Fleing to serve as Chief Financial Officer of the Company.  He is a current a Director of the Company.  Mr. Fleing is a communications specialist.  His professional experience includes the position of a communications officer and the position as an account director at an international PR agency.  Mr. Fleing holds a PhD from Wuppertal University.  Mr. Fleing does not have an employment agreement with the Company, nor have the terms of any severance agreement with the Company been finalized and are thus not yet available.

    Mr. Fleing has no family relationships with any other director or executive officer of the Company or any person nominated to become a director or executive officer of the Company.  There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Entry into Letter of Intent with HemCon

     Subsequent to the period covered by this report, on April 15, 2008 the Company signed a letter of intent with HemCon Medical Techolologies, Inc. to develop technology relating to Chitosan wound care products.  The Company will license exclusive worldwide sales and marketing rights in exchange for HemCon managing the submission of the Chitosan wound care products to the United States Food and Drug Administration.

Sale of Capital Securities in Wholly Owned Subsidiary

    Subsequent to the period covered by this report, on April 25, 2008 the Company entered into letters of intent with various European investors to sell 10% of the capital securities of its wholly owned subsidiary, Sangui BioTech GmbH, for approximately 722,000 Euros.  Payments for the purchase were received in their entirety by the Company by May 16, 2008.  The closing of this transaction is subject to German Law and is anticipated to be complete within eight weeks of filing with the German Register of Commercial Companies scheduled for June 11, 1008 in Witten Germany.

    One of the investors in this transaction is the current Managing Director of the wholly owned subsidiary; he is receiving his ownership interest in consideration of past services rendered for the Company in the amount of 50,000 Euros.

ITEM 6 - EXHIBITS

2.1	Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated November 3, 1999 (2)
10.1	Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000 (2)
10.2	Fee Agreement between GlukoMeditech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.3	Fee Agreement between SanguiBiotech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.4	Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.5	Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.6	Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999 (2)
10.7	Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000 (2)
10.8	Appropriation Notice from North-Rhine-Westphalia to GlukoMediTech AG dated November 30, 1998 (2)
10.9	Appropriation Notice from North-Rhine-Westphalia SanguiBiotech AG dated November 30, 1998 (2)
10.10	Lease Contract for Business Rooms between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 6, 2000 (2)
10.11	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000 (2)
10.12	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000 (2)
10.13	Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)
10.14	Prolongation Letter for SanguiBiotech AG Grants (4)
16.1	Auditor Letter from HJ & Associates, LLC (5)
21.1	Subsidiaries of the Company, filed herewith
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith
     _____________________________________________________________________________________________________________________
        (1) Filed as an exhibit to the report on Form 8-K, filed on or about April 4, 2000
        (2) Filed as an exhibit to the report on Form 10-KSB for period ended June 30, 2000, filed on October 13, 2000
        (3) Filed as an exhibit to the amended report on Form 10-KSB/A for the period ended June 30, 2000, filed on November 20, 2000
        (4) Filed as an exhibit to the report on Form 10-KSB for the period ended June 30, 2001, filed on September 28, 2001
        (5) Filed as an exhibit to the report on Form 8-K/A filed on October 9, 2007

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: June 6, 2008         /s/ Thomas Striepe
                    __________________________________________
                    By: Thomas Striepe
                    Chief Executive Officer

Dated: June 6, 2008         /s/ Joachim Fleing
                    __________________________________________
                    By: Joachim Fleing
                    Chief Financial Officer