Form 10QSB
period 2006-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-06-11
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: December 31, 2006; or

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

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-QSB

For the Quarter Ended December 31, 2006

INDEX
----------

Page

Part I. Financial Information

Item 1. Consolidated Financial Statements .........................................................................................................	2

Consolidated Balance Sheets.........................................................................................................	2
Consolidated Statements of Operations and Comprehensive Loss ........................................	4
Consolidated Statements of Cash Flows .....................................................................................	5
Notes to the Consolidated Financial Statements .......................................................................	6

Item 2. Management's Discussion and Analysis or Plan of Operation ..........................................................	9

Item 3. Controls and Procedures ..........................................................................................................................	12

Part II. Other Information

Item 1. Legal Proceedings .....................................................................................................................................	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...........................................................	12

Item 3. Defaults Upon Senior Securities .............................................................................................................	12

Item 4. Submission of Matters to a Vote of Security Holders .........................................................................	12

Item 5. Other Information ......................................................................................................................................	12

Item 6. Exhibits ........................................................................................................................................................	13

Signatures.............................................................................................................................................................................	13

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

    Our unaudited consolidated balance sheet as of December 31, 2006 and our unaudited consolidated statements of operations for the three month periods ended December 31, 2006 and 2005, and the unaudited consolidated statements of cash flows for the three month periods ended December 31, 2006 and 2005, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2006	2006
CURRENT ASSETS	(Unaudited)

Cash	$81,890	$24,548
Accounts receivable	4,631	16,601
Inventory	139,548	14,720
Prepaid expenses and other assets	12,309	15,060

Total Current Assets	238,378	70,929

FIXED ASSETS, Net

Property and equipment	10,606	11,708

Total Fixed Assets	10,606	11,708

OTHER ASSETS

Patents and licenses, net	7,828	23,460
Other miscellaneous assets	110,328	17,809

Total Other Assets	118,156	41,269

TOTAL ASSETS	$367,140	$123,906

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	June 30,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$561,760	$335,488
Notes payable	113,134	172,122

Total Current Liabilities	674,894	507,610

TOTAL LIABILITIES	674,894	507,610

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares
issued and outstanding, respectively	18,969,358	18,969,358
Additional paid-in capital	1,958,376	1,958,376
Accumulated other comprehensive income	875,722	453,434
Accumulated deficit	(22,111,210)	(21,764,872)

Total Stockholders' Equity (Deficit)	(307,754)	(383,704)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$367,140	$123,906

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

REVENUES	$16,842	$53,990	$136,317	$53,990

COST OF SALES	42,713	15,740	119,869	15,740

GROSS PROFIT	(25,871)	38,250	16,448	38,250

OPERATING EXPENSES

Research and development	29,756	38,353	52,145	49,910
Depreciation and amortization	6,820	8,545	14,007	21,869
General and administrative	158,833	122,455	315,488	246,304

Total Operating Expenses	195,409	169,353	381,640	318,083

OPERATING LOSS	(221,280)	(131,103)	(365,192)	(279,833)

OTHER INCOME (EXPENSE)

Interest income	90	-	90	-
Interest expense	(5,367)	(3,507)	(10,141)	(5,323)
Other income (loss)	28,886	7,961	28,905	8,515

Total Other Income (Expense)	23,609	4,454	18,854	3,192

NET LOSS	(197,671)	(126,649)	(346,338)	(276,641)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	175,126	98,426	422,288	12,887
Unrealized gain on marketable securities	-	-	-	-

Total Other Comprehensive Income	175,126	98,426	422,288	12,887

COMPREHENSIVE INCOME (LOSS)	$(22,545)	$(28,223)	$75,950	$(263,754)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	50,000,000	48,503,749	50,000,000	48,248,314

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(346,338)	$(276,641)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	14,007	21,869
Common stock issued for services	-	10,837
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	11,970	522
Decrease (Increase) in inventories	(124,828)	(130)
Decrease (Increase) in prepaid expenses and other assets	(74,136)	59,876
Increase (Decrease) in accounts payable and accrued expenses	226,272	24,503

Net Cash Used by Operating Activities	(293,053)	(159,164)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(12,905)	-

Net Cash Used by Investing Activities	(12,905)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(58,988)	-
Sale of common stock for cash	-	152,448

Net Cash Provided by Financing Activities	(58,988)	152,448

EFFECT OF EXCHANGE RATE CHANGES	422,288	12,887

NET INCREASE (DECREASE) IN CASH	57,342	6,171

CASH AT BEGINNING OF PERIOD	24,548	9,497

CASH AT END OF PERIOD	$81,890	$15,668

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$5,322
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$24,132

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2006. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007.

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

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $22,111,210  as of December 31, 2006 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $346,338 during the six months ended December 31, 2006 and used cash in operating activities of $293,053 for the six months ended December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

    The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At December 31, 2006 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2006 and 2005, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

    The blood additives and blood substitute projects were halted in 2003 due to the lack of financing for the pre-clinical test phase of the blood additives.  In October 2006 a contract was entered into between Sangui GmbH and ERC Nano Med S.A. de C.V. of Monterrey, Mexico (“ERC”), which provides that ERC will establish a production facility in Mexico to produce sufficient quantities of the blood additive.  In cooperation with the medical faculty of Monterrey University and the Mexican National Health Organizations, ERC will initiate all necessary steps to begin the pre-clinical test phase for the products as soon as possible.  It is anticipated that this will lead to the FDA authorization process in due course.

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

    Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging, as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop as of mid September, 2006, which generates consistant sales, albeit at a low level.

    Sales of the anti-cellulite products started in August 2005 via two German TV shop programs.  Sales of the anti-cellulite products via the two German TV shop programs have been flat thus far this fiscal year.  Additionally, distribution partners in Argentina and Mexico have purchased launch quantities in November 2005, and July 2006, respectively.

ChitoSkin Wound Pad

    In March 2005, SanguiBioTech GmbH was awarded the CE mark for their Chitoskin wound care product.  The CE mark authorizes the company to distribute and sell this medical product in the member countries of the European Union.  At the same time Sangui GmbH successfully passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications.  The “Chitoskin” trademark was granted to the company for the European countries effective November 1, 2004.

    Karl Beese GmbH, a leading German vendor and distributor of hospital supplies began marketing and distributing the wound pad product in August 2005, and has placed several subsequent orders with the company.  In addition, Karl Beese delivered large quantities of the wound pad product to a Czech distribution partner through summer 2006.

FINANCIAL POSITION

    The Company's current assets increased approximately $167,449, or 236%, from June 30, 2006 to approximately $238,378 at December 31, 2006. The increase is primarily attributable to a $124,828 increase in inventory, and $54,342 in cash.  This increase was partially offset by slight decreases in accounts receivable and prepaid expenses during the period.

    The Company's net property and equipment decreased approximately $1,102, or 9% from June 30, 2006 to approximately $10,606 at December 31, 2006. The decrease is primarily attributable to current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the sale of common stock. The Company's stockholders' deficit decreased approximately $75,950. The decrease resulted primarily from the Company's increase in cash, inventory, and other assets.

RESULTS OF OPERATIONS

Three months ended December 31, 2006 and 2005:

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased $8,597 to approximately $29,756 in 2006 from approximately $38,353 in 2005. The decrease is mainly attributed to the Company lacking the requisite funding and a reduction in staff. The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 27% to approximately $158,833 in 2006 from approximately $122,455 in 2005. This increase is mainly attributed to the ongoing refocusing program, and expansion of the Company’s product lines into new markets.

    DEPRECIATION AND AMORTIZATION. Depreciation decreased $1,725 to approximately $6,820 in 2006 from approximately $8,545 in 2005. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $197,671, or approximately $0.00 per common share, for the three months ended December 31, 2006, compared to approximately $126,649, or $0.00 per common share, during the comparable period in 2005.

Six months ended December 31, 2006 and 2005:

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $2,235 to approximately $52,145 in 2005 from approximately $49,910 in 2005. The increase is mainly attributed to the Company seeking to expand its product base into new markets.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 28% to approximately $315,488 in 2006 from approximately $246,304 in 2005. This increase is mainly attributed to the ongoing refocusing program, and the Company’s expansion into new sales markets.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $7,862 to approximately $14,007 in 2006 from approximately $21,869 in 2005. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $346,338, or approximately $(0.01) per common share, for the six months ended December 31, 2006, compared to approximately $276,641, or $0.01 per common share, during the comparable period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended December 31, 2006, net cash used in operating activities increased to approximately $293,053, from approximately $159,164 in the corresponding period in 2005, primarily related to a increase in the Company's consolidated net loss and increased inventory holdings.

    The Company had a working capital deficit of approximately $436,516 at December 31, 2006, an increase of approximately $172 from June 30, 2005 due primarily to the Company's net loss for the three-month period.  At December 31, 2006, the Company had cash of approximately $81,890. The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

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

Appointment of Thomas Striepe as Chief Executive Officer

    Subsequent to the period covered by this report, on April 8, 2008, the Board of Directors appointed Thomas Striepe to serve as Chief Executive Officer of the Company.  He is a current Director of the Company.  Mr. Striepe is the Vice President of Accounting and Controlling at Feedback AG, Hamburg, Germany, a financial services company. Prior to joining in 2004, he held management positions in the accounting departments of several German and international corporations. He holds an MBA from Hamburg University.  Mr. Striepe does not have an employment agreement with the Company nor have the terms of a severance agreement with the Company been finalized.

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

Appointment of Joachim Fleing as Chief Financial Officer

     Subsequent to the period covered by this report, on April 8, 2008, the Board of Directors appointed Joachim Fleing to serve as Chief Financial Officer of the Company.  He is a current Director of the Company.  Mr. Fleing is a communications specialist.  His professional experience includes the position of a communications officer and the position as an account director at an international PR agency.  Mr. Fleing holds a PhD from Wuppertal University.  Mr. Fleing does not have an employment agreement with the Company, nor have the terms of any severance agreement with the Company been finalized and are thus not yet available.

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

Sale of Capital Securities in Wholly Owned Subsidiary

    Subsequent to the period covered by this report, on April 25, 2008 the Company entered into letters of intent with various European investors to sell 10% of the capital securities of its wholly owned subsidiary, Sangui BioTech GmbH, for approximately 722,000 Euros.  Payments for the purchase were received in their entirety by the Company by May 16, 2008.  The closing of this transaction is subject to German Law and is anticipated to be complete within eight weeks of filing with the German Register of Commercial Companies scheduled for June 11, 2008 in Witten Germany.

    One of the investors in this transaction is the current Managing Director of the wholly owned subsidiary; he is receiving his ownership interest in consideration of past services rendered for the Company in the amount of 50,000 Euros.

ITEM 6 - EXHIBITS

2.1	Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated November 3, 1999 (2)
10.1	Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000 (2)
10.2	Fee Agreement between GlukoMeditech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.3	Fee Agreement between SanguiBiotech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.4	Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.5	Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.6	Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999 (2)
10.7	Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000 (2)
10.8	Appropriation Notice from North-Rhine-Westphalia to GlukoMediTech AG dated November 30, 1998 (2)
10.9	Appropriation Notice from North-Rhine-Westphalia SanguiBiotech AG dated November 30, 1998 (2)
10.10	Lease Contract for Business Rooms between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 6, 2000 (2)
10.11	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000 (2)
10.12	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000 (2)
10.13	Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)
10.14	Prolongation Letter for SanguiBiotech AG Grants (4)
16.1	Auditor Letter from HJ & Associates, LLC (5)
21.1	Subsidiaries of the Company (6)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith
     _____________________________________________________________________________________________________________________
        (1) Filed as an exhibit to the report on Form 8-K, filed on or about April 4, 2000
        (2) Filed as an exhibit to the report on Form 10-KSB for period ended June 30, 2000, filed on October 13, 2000
        (3) Filed as an exhibit to the amended report on Form 10-KSB/A for the period ended June 30, 2000, filed on November 20, 2000
        (4) Filed as an exhibit to the report on Form 10-KSB for the period ended June 30, 2001, filed on September 28, 2001
        (5) Filed as an exhibit to the report on Form 8-K/A filed on October 9, 2007
        (6) Filed as an exhibit to the report on Form 10-QSB for the period ended September 30, 2006, filed on June 10, 2008

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: June 11, 2008         /s/ Thomas Striepe
                    __________________________________________
                    By: Thomas Striepe
                    Chief Executive Officer

Dated: June 11, 2008         /s/ Joachim Fleing
                    __________________________________________
                    By: Joachim Fleing
                Chief Financial Officer