Form 10QSB
period 2007-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-06-17
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: March 31, 2007; or

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

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-QSB

For the Quarter Ended March 31, 2007

INDEX
----------

Page

Part I. Financial Information

Item 1. Consolidated Financial Statements .........................................................................................................	2

Consolidated Balance Sheets.........................................................................................................	2
Consolidated Statements of Operations and Comprehensive Loss ........................................	4
Consolidated Statements of Cash Flows .....................................................................................	5
Notes to the Consolidated Financial Statements .......................................................................	6

Item 2. Management's Discussion and Analysis or Plan of Operation ..........................................................	9

Item 3. Controls and Procedures ..........................................................................................................................	12

Part II. Other Information

Item 1. Legal Proceedings .....................................................................................................................................	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...........................................................	12

Item 3. Defaults Upon Senior Securities .............................................................................................................	12

Item 4. Submission of Matters to a Vote of Security Holders .........................................................................	12

Item 5. Other Information ......................................................................................................................................	12

Item 6. Exhibits ........................................................................................................................................................	13

Signatures............................................................................................................................................................................	13

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

    Our unaudited consolidated balance sheet as of March 31, 2007 and our unaudited consolidated statements of operations for the three month periods ended March 31, 2007 and 2006, and the unaudited consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2007	2006
CURRENT ASSETS	(Unaudited)

Cash	$30,331	$24,548
Accounts receivable	25,874	16,601
Inventory	21,742	14,720
Prepaid expenses and other assets	10,006	15,060

Total Current Assets	87,953	70,929

FIXED ASSETS, Net

Property and equipment	4,773	11,708

Total Fixed Assets	4,773	11,708

OTHER ASSETS

Patents and licenses, net	6,736	23,460
Other miscellaneous assets	73,100	17,809

Total Other Assets	79,836	41,269

TOTAL ASSETS	$172,562	$123,906

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	June 30,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$386,006	$335,488
Notes payable	113,134	172,122

Total Current Liabilities	499,140	507,610

TOTAL LIABILITIES	499,140	507,610

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding		-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 and 47,503,749 shares
issued and outstanding, respectively	18,969,358	18,969,358
Additional paid-in capital	1,958,376	1,958,376
Accumulated other comprehensive income	996,691	453,434
Accumulated deficit	(22,251,003)	(21,764,872)

Total Stockholders' Equity (Deficit)	(326,578)	(383,704)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$172,562	$123,906

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

REVENUES	$211,438	$41,672	$347,755	$95,662

COST OF SALES	135,031	17,019	254,900	32,759

GROSS PROFIT	76,407	24,653	92,855	62,903

OPERATING EXPENSES

Research and development	41,100	32,960	93,245	82,870
Depreciation and amortization	6,333	6,482	20,340	28,351
General and administrative	162,954	129,468	478,442	375,772

Total Operating Expenses	210,387	168,910	592,027	486,993

OPERATING LOSS	(133,980)	(144,257)	(499,172)	(424,090)

OTHER INCOME (EXPENSE)

Interest income	-	94	90	94
Interest expense	(5,953)	(3,029)	(16,094)	(8,352)
Other income (loss)	140	802	29,045	9,317

Total Other Income (Expense)	(5,813)	(2,133)	13,041	1,059

NET LOSS	(139,793)	(146,390)	(486,131)	(423,031)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	120,969	(7,236)	543,257	5,651
Unrealized gain on marketable securities	-	-	-	-

Total Other Comprehensive Income	120,969	(7,236)	543,257	5,651

COMPREHENSIVE INCOME (LOSS)	$(18,824)	$(153,626)	$57,126	$(417,380)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	50,000,000	48,503,749	50,000,000	48,332,216

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine
	Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(486,131)	$(423,031)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	28,351	28,351
Common stock issued for services	-	10,837
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(9,273)	(2,948)
Decrease (Increase) in inventory	(7,022)	(5,151)
Decrease (Increase) in prepaid expenses and other assets	(33,513)	51,488
Increase (Decrease) in accounts payable and accrued expenses	50,518	97,999

Net Cash Used by Operating Activities	(457,070)	(242,455)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(21,416)	-

Net Cash Used by Investing Activities	(21,416)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	(58,988)	57,218
Sale of common stock for cash	-	175,502

Net Cash Provided by Financing Activities	(58,988)	232,720

EFFECT OF EXCHANGE RATE CHANGES	543,257	5,651

NET INCREASE (DECREASE) IN CASH	5,783	(4,084)

CASH AT BEGINNING OF PERIOD	24,548	9,497

CASH AT END OF PERIOD	$30,331	$5,413

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$24,132

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

        SANGUI BIOTECH INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2006.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included.  The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007.

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

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated deficit of $22,251,003  as of March 31, 2007 and has been significantly reducing its working capital since June 30, 2004.  The Company incurred a net loss applicable to common stockholders of $486,131 during the nine months ended March 31, 2007 and used cash in operating activities of $457,070 for the nine months ended March 31, 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives.  In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

    The nano-emulsion-based preparations now being sold by Sangui GmbH have been designed to supporting the regeneration of the skin by improving its oxygen supply.  The products Sangui GmbH are currently focusing on are an anti-aging formulation and treatment and an anti-cellulite formulation for the cosmetics market.  The products were thoroughly tested by an independent research institute and received top marks for skin moisturization, and enhanced skin elasticity, respectively.

    Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging, as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop as of mid September, 2006 which generates consitent sales, albeit at a low level.

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

FINANCIAL POSITION

    The Company's current assets increased approximately $17,024, or 24%, from June 30, 2006 to approximately $87,953 at March 31, 2007.  The increase is primarily attributable to small increase in accounts receivable and inventory.

    The Company's net property and equipment decreased approximately $6,935, or 59% from June 30, 2006 to approximately $4,773 at March 31, 2007.  The decrease is primarily attributable to current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the sale of common stock.  The Company's stockholders' deficit decreased approximately $57,126.  The primary decrease is caused by an increase in the Company's current assets and other assets.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006:

    REVENUES - The Company’s revenues increased 407% to $211,438 during the three months ended March 31, 2007, as compared to the comparable period in 2006.  Cost of sales increased 693% to $135,031 as compared to the comparable period in 2006.  These increases were primarily the result of new sales markets being pursued and increased marketing efforts.

    RESEARCH AND DEVELOPMENT - Research and development expenses increased $8,140 to approximately $41,100 in 2007 from approximately $32,960 in 2006.  The increase is mainly attributed to the Company seeking to expand its product base to meet the demands of new and emerging markets.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 26% to approximately $162,954 in 2007 from approximately $129,468 in 2006.  This increase is mainly attributed to the ongoing refocusing program, and an expansion into new emerging sales markets.

    DEPRECIATION AND AMORTIZATION - Depreciation decreased $149 to approximately $6,333 in 2007 from approximately $6,482 in 2006.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $139,793, or approximately $(0.00) per common share, for the three months ended March 31, 2007, compared to approximately $146,390, or $0.00 per common share, during the comparable period in 2006.

Nine months ended March 31, 2007 and 2006:

    REVENUES - The Company’s revenues increased 264% to $347,755 during the nine months ended March 31, 2007, as compared to the comparable period in 2006.  Cost of sales increased 678% to $254,900 as compared to the comparable period in 2006.  These increases were primarily the result of new sales markets being pursued and increased marketing efforts.

    RESEARCH AND DEVELOPMENT - Research and development expenses increased $10,275 to approximately $93,245 in 2007 from approximately $82,870 in 2006.  The increase is mainly attributed to the Company seeking to expand its product base to meet the demands of new and emerging markets.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 27% to approximately $478,442 in 2007 from approximately $375,772 in 2006.  This increase is mainly attributed to the ongoing refocusing program, and an expansion into new emerging sales markets.

    DEPRECIATION AND AMORTIZATION - Depreciation decreased $8,011 to approximately $20,340 in 2007 from approximately $28,351 in 2006.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $486,131, or approximately $0.01 per common share, for the nine months ended March 31, 2007, compared to approximately $423,031, or $0.01 per common share, during the comparable period in 2006.
.
LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended March 31, 2007, net cash used in operating activities increased to approximately $457,070, from approximately $242,455 in the corresponding period in 2006, primarily related to an increase in the Company's consolidated net loss as a result of the ongoing refocusing program.

    The Company had a working capital deficit of approximately $411,187 at March 31, 2007, an decrease of approximately $25,494 from June 30, 2006 due primarily to the Company's net loss for the nine-month period, as well as a significant increase in prepaid expenses and other assets.  At March 31, 2007, the Company had cash of approximately $30,331.  The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

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

Dated: June 12, 2008         /s/ Thomas Striepe
                    __________________________________________
                    By: Thomas Striepe
                    Chief Executive Officer

Dated: June 12, 2008         /s/ Joachim Fleing
                    __________________________________________
                    By: Joachim Fleing
                    Chief Financial Officer