Form 10KSB
period 2007-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-08-27
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended: June 30, 2007

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

The Issuer's revenues for the most recent fiscal year ended June 30, 2007, were approximately $372,015.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on August 21, 2008 based upon the average of the bid and ask price of the common stock on the pinksheets.com market segment for such date, was approximately $10,000,000.

The number of shares of the Registrant's common stock issued and outstanding on August 21, 2008 was 50,000,000.

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

To date, neither SGBI nor any of its subsidiaries has had profitable operations.  The Company has never been profitable, and through June 30, 2007, SGBI's accumulated deficit has exceeded $22.4 million.  The Company expects to continue to incur substantial losses over the next several years as it pursues its research and development efforts, testing activities and other growth operations.  SGBI's most promising potential products are still in early development stages.  As such the Company will need to obtain substantial additional capital to fulfill its business plan.

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

The blood additives and blood substitute projects were halted in 2003 due to the lack of financing for the pre-clinical test phase.  In October 2006, a contract was entered into between Sangui GmbH and ERC Nano Med S.A. de C.V. of Monterrey Mexico (ERC), which provides that ERC will establish a production facility in Mexico to produce sufficient quantities of the blood additive.  In cooperation with the Mexican National Health Organizations, ERC will initiate all necessary steps to begin the pre-clinical test phase for the products as soon as possible.  It is anticipated that this will lead to the FDA authorization process in due course.

According to regulatory requirements, all drugs must complete preclinical and clinical trials before approval (e.g. Government Regulation; No Assurance of Product Approval, see Certain Business Risks below) and market launch.  The Company’s management believes that the European and FDA approval process will take at a minimum several years to complete.

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

Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop in September of 2006.

Sales of the anti-cellulite products began in August of 2005 via two German TV shop programs.  Additionally, distribution partners in Argentina and Mexico have purchased quantities in November of 2005, and July of 2006, respectively.

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

PATENTS AND PROPRIETARY RIGHTS

The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto.  As of June 30, 2007 Sangui GmbH had been granted 18 patents.  Furthermore, it has applied for several additional patents, most of which have been filed in Germany (DE), the United States of America (US), and as an international patent application with the European Patent Office (EP).  Global patent applications are marked PCT.  Two (2) patent applications are related to progress made in the final development stages of the external application of the artificial oxygen carriers.  Below are listed the most pertinent of the rights held by the Company.

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

RESEARCH AND DEVELOPMENT

Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $155,886 and 111,608 during the fiscal years ended June 30, 2007 and 2006, respectively.

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

DEPENDENCE ON MAJOR CUSTOMERS

As of June 30, 2007, the company entertained business relationships with three major customers, Mercatura Biocosmetics AG, Cosmed-Naturell GmbH and Karl Beese GmbH & Co.  No assurance can be given that these companies will be successful in marketing and distributing our products.  These three companies combined constitute approximately 70% of the Company’s gross revenues for the year ended June 30, 2007.

HUMAN RESOURCES

The Company considers its relations with its employees to be favorable.  As of June 30, 2007 SGBI and its subsidiaries had two fulltime employees, neither of whom was involved in research and development.  For research and development purposes, the Company had consulting arrangements with five individuals.

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

Future Capital Needs and Uncertainty of Additional Funding

Although management believes that SGBI's cash position should be sufficient to cover its financing for at least the current fiscal year, substantial funds will be required to effect SGBI's development plans.  The Company will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of its business strategies.  Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources.  To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to SGBI's shareholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions.  However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its technologies or product candidates.  The inability of SGBI to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of SGBI.  Moreover, if funds are not available from any sources, SGBI may not be able to continue to operate.   As of June 30, 2007, the Company has issued all of its common shares of stock as authorized by its Articles.  The Company is unable to consummate any additional sales of common stock until additional shares are authorized by the Board of Directors, the shareholders of the Company, and an amendment to the Company’s Articles of Incorporation is completed.

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

ITEM 2.     PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany.  Rent expense was approximately $78,000 and $68,000 during the years ended June 30, 2007 and 2006, respectively.

ITEM 3.     LEGAL PROCEEDINGS

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2007, SGBI's common stock was traded on www.pinksheets.com under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by www.pinksheets.com.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

		CLOSING PRICES (US$)
FISCAL YEAR	PERIOD	HIGH	LOW

2007	July - September	0.16	0.11
	October - December	0.30	0.12
	January - March	0.27	0.175
	April – June	1.01	0.20
2006	July - September	0.22	0.13
	October - December	0.15	0.10
	January - March	0.20	0.11
	April – June	0.16	0.10

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

    At June 30, 2007, the number of record holders of the Company's common stock was approximately 875.  The Company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Sales of Securities

    In January, 2006, the company sold 1,496,251 shares of common stock to one Swiss investor yielding a cash contribution in the amount of $135,758.  The issuance was not involving a public offering the offer and sale of the shares occurred outside of the United States and the shares were sold and issued to individuals who reside outside of the United States, pursuant to an exemption from registration under Rule 901, Regulation S of the Securities Act of 1933, as amended.

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

    CRITICAL ACCOUNTING POLICIES  Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2007.  The following are our critical accounting policies:

Revenue Recognition

    Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Research and Development

    Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $155,886 and $111,608 during the fiscal years ended June 30, 2007 and 2006, respectively.

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

FINANCIAL POSITION

    The Company’s current assets increased by $89,198, or 126%, from June 30, 2006 to $160,127 at June 30, 2007.  The increase is primarily attributable to a significant increase in inventory, prepaid expenses, and accounts receivable.

    The Company's net property and equipment decreased $7,178 or 61%, from June 30, 2006 to $4,530 at June 30, 2007.  The decrease is primarily attributable to the current year depreciation of approximately $21,540, partially offset by $14,110 in purchases of new property and equipment during the year.

    The Company funded its operations primarily through borrowings on promissory notes payable.  The Company’s stockholders’ equity increased $27,114, to a deficit of $410,818.  The primary increase is caused by the Company's current year net loss of $721,562.

    REVENUES.  Revenues increased 171% to $372,015 during the year ended June 30, 2007 from $137,257 during 2006.  This increase is due primarily to the company’s increased emphasis on sales and exploitation of existing research and development.  The Company incurred Cost of Sales totaling $256,805 during the 2007 fiscal year, a 118% increase over the prior year.

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased 40% to $155,886 during the year ended June 30, 2007 from $111,608 during the 2006 fiscal year. This increase is due primarily to the Company working to improve and perfect its current inventory items in addition to further developing various new inventory products utilizing its existing technology and production methods.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 9% to $665,884 in 2007 from $609,949 in 2006.  This increase of $55,935 is attributed to increases in legal and accounting expenses, as well as expenses incurred in pursuing new international markets for the Company’s products, as well as in the US dollar weakening against the EURO.

    NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $722,000, or $0.02 per common share in 2007, compared to $731,000, or $0.02 per common share, in 2006.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended June 30, 2007, net cash used in operating activities increased to $755,925 from $282,936 for the year ended June 30, 2006, primarily related to significant changes in prepaid expenses, inventory, and in current liabilities during the 2007 fiscal year.

    For the year ended June 30, 2007, net cash flows from investing activities decreased to an outflow of $20,328, from a outflow of $7,530 for the year ended June 30, 2006.  The principal reason for the decrease was the purchase of equipment items during the 2007 fiscal year.

    The Company had a working capital deficit of $515,437 at June 30, 2007, compared to working capital deficit of $436,681 at June 30, 2006, an overall decrease of $78,756, due primarily to the Company’s net loss for the year.

    The Company incurred a net loss applicable to common stockholders of $721,562 and used cash in operating activities of $755,925 for the year ended June 30, 2007.  These and other conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives.  In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months.  Therefore, the Company is dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Sales of our anti-aging formulation started in early 2005, sales of our product skin regeneration as well as wound pad products started in the course of the first quarter of 2007. The current state of the different sales efforts has induced management to believe that revenues from these products may be obtainable in the course of the current fiscal year.  However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

ITEM 7.     FINANCIAL STATEMENTS

SANGUI BIOTECH INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheet of Sangui Biotech International, Inc. as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007 and June 30, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007 and June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred a net loss applicable to common stockholders of $721,562 and used cash in operating activities of $755,925 for the year ended June 30, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
July 30, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheet

ASSETS

June 30,
2007
CURRENT ASSETS

Cash	$18,497
Accounts receivable	36,387
Inventory	88,353
Prepaid expenses and other assets	16,890

Total Current Assets	160,127

FIXED ASSETS, Net	4,530

OTHER ASSETS

Tax refunds receivable	6,218
Deposits	93,871

Total Other Assets	100,089

TOTAL ASSETS	$264,746

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

June 30,
2007
CURRENT LIABILITIES

Accounts payable and accrued expenses	$427,688
Notes payable - related	134,742
Notes payable	113,134

Total Current Liabilities	675,564

TOTAL LIABILITIES	675,564

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares issued and outstanding	18,969,358
Additional paid-in capital	1,958,376
Treasury stock	-
Accumulated other comprehensive income	1,147,882
Accumulated deficit	(22,486,434)

Total Stockholders' Equity (Deficit)	(410,818)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$264,746

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2007	2006

REVENUES	$372,015	$137,257

COST OF SALES	256,805	118,018

GROSS PROFIT	115,210	19,239

OPERATING EXPENSES
Research and development	155,886	111,608
Depreciation and amortization	21,540	36,876
General and administrative	665,884	609,949

Total Operating Expenses	843,310	758,433

OPERATING LOSS	(728,100)	(739,194)

OTHER INCOME (EXPENSE)
Interest income	90	96
Interest expense	(23,676)	(12,087)
Other income (loss)	30,124	19,699

Total Other Income (Expense)	6,538	7,708

NET LOSS BEFORE INCOME TAXES	(721,562)	(731,486)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	(721,562)	(731,486)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	1,147,882	70,027
Unrealized gain on marketable securities	-	-

Total Other Comprehensive Income (Loss)	1,147,882	70,027

COMPREHENSIVE INCOME (LOSS)	$426,320	$(661,459)

BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	50,000,000	48,751,875

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit

Balance, June 30, 2005	47,503,749	$18,746,100	$1,986,398	$82,357	$383,407	$(21,033,386)

Common shares issued for
cash at $0.0875 per share	1,000,000	87,500	-	-	-	-

Common shares issued for
prepaid consulting fees at
$0.0908 per share	1,496,251	135,758	-	-	-	-

Sale of treasury stock	-	-	(28,022)	(82,357)	-	-

Currency translation adjustment	-	-	-	-	70,027	-

Net loss for the year ended
June 30, 2006	-	-	-	-	-	(731,486)

Balance, June 30, 2006	50,000,000	18,969,358	1,958,376	-	453,434	(21,764,872)

Currency translation adjustment	-	-	-	-	694,448	-

Net loss for the year ended
June 30, 2007	-	-	-	-	-	(721,562)

Balance, June 30, 2007	50,000,000	$18,969,358	$1,958,376	$-	$1,147,882	$(22,486,434)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(721,562)	$(731,485)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	21,288	36,876
Changes in operating assets and liabilities
Increase in accounts receivable	(19,786)	(12,301)
Increase in inventory	(73,633)	(7,657)
Increase in prepaid expenses and other assets	(54,432)	244,488
Increase in accounts payable and accrued expenses	92,200	187,143

Net Cash Used by Operating Activities	(755,925)	(282,936)

INVESTING ACTIVITIES

Purchases of patents and licenses	(6,218)	-
Purchases of fixed assets	(14,110)	(7,530)

Net Cash Used by Investing Activities	(20,328)	(7,530)

FINANCING ACTIVITIES

Change in notes payable	(58,988)	147,990
Change in notes payable - related	134,742	-
Sale of common stock for cash	-	87,500

Net Cash Provided by Financing Activities	75,754	235,490

EFFECTS OF EXCHANGE RATES	694,448	70,027

NET DECREASE IN CASH	(6,051)	15,051

CASH AT BEGINNING OF PERIOD	24,548	9,497

CASH AT END OF PERIOD	$18,497	$24,548

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

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

    The Company incurred a net loss applicable to common stockholders of $721,562 and used cash in operating activities of $755,925 for the year ended June 30, 2007.  These, and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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
June 30, 2007

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

Cash and Cash Equivalents

    The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  The Company had no cash equivalents outstanding as of June 30, 2007.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

    Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2007 and 2006 was $21,540 and $36,876, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses

    Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the years ended June 30, 2007 and 2006 was $-0-.

Impairment of Long-Lived Assets

    Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2007, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment on long-lived assets in the future.

Revenue Recognition

    Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Research and Development

    Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $155,886 and $111,608 during the fiscal years ended June 30, 2007 and 2006, respectively.

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

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2007 and 2006, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

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

Inventory

    Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value.  At June 30, 2007 all inventory consists of finished goods.  Inventory is evaluated periodically by management for potential impairment.  During the years ended June 30, 2007 and 2006, the Company recognized no impairment expense pertaining to inventory. As of June 30, 2007 inventory consisted of the following:

Raw materials	$-
Finished goods	88,353
Work in process	-

Total	$88,353

Trade Receivables

    The Company periodically reviews its trade receivables for potential collectability issues.  The Company has implemented the policy to charge-off trade receivables older than 120 days outstanding as bad-debt expense.  As of June 30, 2007, the Company had an allowance for doubtful accounts of $-0-.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

    During the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

SFAS No. 157, Fair Value Measurements  - This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this Statement may change how fair value is determined.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of this pronouncement had no material effect on the Company’s financial statements.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) - This Statement requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies.  The implementation of this pronouncement had no material effect on the Company’s financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 - This Statement provides all entities with an option to report selected financial assets and liabilities at fair value.  The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.  The implementation of this pronouncement had no material effect on the Company’s financial statements.

SOP No.  07-01, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies - SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies.  The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged.  As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider  - This consensus concludes that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider's customer, the service provider should account for the consideration in accordance with EITF Issue 01-9.  The consensus is effective for the first annual reporting period beginning after June 15, 2007.  The implementation of this pronouncement had no effect on the Company’s financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements (Continued)

EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements  - This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate”, for Sales of Condominiums  - This consensus concludes that an entity is required to evaluate the adequacy of a buyer’s initial and continuing investment for purposes of determining whether it is appropriate to recognize profit from a real estate sale involving a condominium unit or time-sharing interest under the percentage-of-completion method under Statement No. 66.  The consensus is effective for the first annual reporting period beginning after March 15, 2007.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements  - In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards  - In this Issue, a consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Early application is permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements (Continued)

EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities - In this Issue, a consensus was reached that nonrefundable advance payments for future research and development activities should be deferred and capitalized.  This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Early application is not permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides - This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158.  The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158.  The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.   The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 - This FSP amends FASB Interpretation (FIN) No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with paragraph 10 of FIN 39.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies  - This FSP addresses the application of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies.  The provisions of the FSP are effective when the entity adopts SOP 07-01.  The implementation of this pronouncement had no effect on the Company’s financial statements.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings - SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The implementation of this pronouncement had no effect on the Company’s financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major Customers

    During the years ended June 30, 2007 and 2006 the Company had three customers to whom sales exceeded 10% of the Company’s total sales for the period.  Each customer is an unrelated third party.  These three companies combined to constitute approximately 70% of the Company’s gross revenues for the years ended June 30, 2007 and 2006, respectively.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

         Property and equipment consists of the following at June 30, 2007:

Technical and laboratory equipment	$645,214
Leasehold improvements	388,855
Office equipment	164,270
Office furniture	26,962
Other	1,324

Total property and equipment	1,226,625

Less accumulated depreciation and amortization	(1,222,095)

Total property and equipment, net	$4,530

NOTE  3  -  STOCKHOLDERS'  EQUITY

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

Stock Options - From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements.  At June 30, 2007 and 2006, and during the years ended June 30, 2007 and 2006, no options were issued or outstanding.

Treasury Stock - On July 1, 2004, the Company purchased 100,000 shares of its common stock from an investor for approximately $0.278 per share.  The Company purchased an additional 620,000 shares of its common stock on November 11, 2004 for approximately $0.191 per share.  During the course of the 2005 fiscal year the Company sold a total of 288,000 of these treasury shares for total proceeds of approximately $63,907, resulting in a loss of approximately $13,602, which was applied to additional paid-in capital.  During the 2006 fiscal year the remainder of these shares were sold, resulting in a loss of approximately $28,022.  As of June 30, 2007 the Company held zero shares of treasury stock.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 4  -  INCOME  TAX  PROVISION

    No current provision for income taxes for the years ended June 30, 2007 and 2006 is required, since the Company incurred net operating losses through June 30, 2007.

    Income tax expense for the years ended June 30, 2007 and 2006 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	2007	2006
Income tax benefit at U.S. federal statutory rates	$(281,409)	$(514,987)
Net operating losses not benefited	281,409	514,987
Common stock issued for services	-	-
State and local income taxes, net of federal income tax effect	-	-
	$-	$-

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2007 are presented below:

Deferred tax assets:
Net operating losses	$7,700,000
Less valuation allowance	(7,700,000)
Net deferred tax assets	$-

    As of June 30, 2007, the Company had net operating loss carryforwards of approximately $7.7 million, $3.4 million and $10.2 available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2007 and 2025. The foreign net operating loss carryforwards do not have an expiration period.

NOTE 5  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2007 and 2006:

	2007	2006
Numerator for basic and diluted loss per common share – net loss	$(721,562)	$(731,486)
Denominator for basic and diluted loss per common share – weighted average shares	50,000,000	48,751,875
Basic and diluted loss per common share	$(0.02)	$(0.02)

NOTE 6 - RELATED PARTY TRANSACTIONS

    The Company has an agreement with Professor Barnikol, the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were paid or earned in fiscal 2007 and 2006.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 7  -  COMMITMENTS  AND  CONTINGENCIES

Indemnities and Guarantees

    During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- and $-0- as of June 30, 2007 and 2006, respectively.

Other

    On April 14, 2005 the Company entered into a distribution agreement with an unrelated third party.  According to the terms of the Agreement, the Company granted exclusive marketing and distribution rights pertaining to the Company’s Chitosan-based wound pads to the third party for a period of five years.

NOTE 8 - STOCK-BASED COMPENSATION

    The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment,” for the years ended June 30, 2007 and 2006. Released on December 16, 2004, SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” There were no common shares or stock options issued or granted to employees during this reporting period.

    On April 28, 2004, the company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries.

NOTE 9 - NOTES PAYABLE

    During the year ended June 30, 2007 and 2006, the Company borrowed money from four separate European Companies in order to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms.  All notes are due and payable on the fifth anniversary of its issuance at a rate of 5% simple interest.  The Company has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Company’s Common Stock at any time prior to full repayment or the Due Date. The total amount borrowed under these terms, through June 30, 2007 was $113,134.

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
June 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

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

Additional Loans to the Company

    During the year ended June 30, 2007 and 2006, the Company borrowed money from four separate European Companies in order to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms.  All notes are due and payable on the fifth anniversary of its issuance at a rate of 5% simple interest.  The Company has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Company’s Common Stock at any time prior to full repayment or the Due Date. The total amount borrowed under these terms, through June 30, 2007 was $113,134.

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

The directors as of June 30, 2007 were as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Prof. Wolfgang Barnikol, M.D., Ph.D:	72	Chief Executive Officer, Chief Financial Officer, and Director*	One Year	Apr 18, 2001

Joachim Fleing, Ph.D.	54	Non-Executive Director	One Year	Dec 13, 2003

Prof. Joachim Lutz, M.D., Ph.D.	73	Non-Executive Director	One Year	Aug, 1997

Thomas Striepe	43	Non-Executive Director	One Year	Feb 7, 2005

    *Subsequent to the period covered by this report, Prof Barnikol resigned from his Executive Officer positions.  See Item 8B, Other Information above.

    None of the Directors are related to one another.  None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

    The Company has an agreement with Professor Barnikol, the Company’s President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions (See below: Item 12 Certain Relationships and Related Transactions).  No royalties were paid or earned in fiscal 2007 and 2006.

    Since July, 2002, the Company has an agreement with Joachim Fleing under which the latter serves as a communications specialist on an hourly basis.

    The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI.

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2007, are set out below:

PROFESSOR WOLFGANG K. R. BARNIKOL, M.D., Ph.D., has studied chemistry, physics and medicine at the Universities of Munster, Aachen and Mainz, Germany. In 1961, he received a Diploma in chemistry from University of Mainz, Mainz, Germany. In 1964, he obtained the doctorate in physical chemistry (Dr. rer. nat.) and in 1973 the doctorate in medicine (Dr. med.) both from the University of Mainz, Mainz, Germany. In that same year, he also was appointed professor in medical physiology at University of Mainz, Mainz Germany. In 1996, Dr. Barnikol was awarded a specialist in medical physiology by the medical association of Rheinland-Pfalz Germany. His research interest in physical chemistry focused on the polymerization of styrene and the determination of molecular weights of polymers with the electron microscope. Dr. Barnikol's research areas in medicine are: (i) respiration; and (ii) blood and circulation. In the field of respiration, he works on the functional analysis of the bronchial system and gas exchange. Moreover, he is engaged in the development of respiratory and skin oxygen sensors. In the field of blood and circulation, he works on the development of artificial oxygen carriers for medical use, which are based on polymerised soluble hemoglobins. As a third sphere of work, Dr. Barnikol is engaged in the development of an implantable glucose sensor. Dr. Barnikol has published more than 100 scientific articles, a textbook in physiology and a review on the situation of German universities.

PROFESSOR JOACHIM LUTZ, M.D., is a professor and lecturer in medical physiology in the subject area of the vascular system and venous pressure at the Physiological Institute of the Bavarian-Julius-Maximilian University in Wuerzburg until his retirement in 1998. There he spent years evaluating artificial oxygen carriers in small animal models such as the magneto metric determination of the impairment of the body's own macrophages that are responsible for detoxification. He is a member of the International Advisory Committee on Blood Substitutes (ISABI) as well as the International Society on Oxygen Transport to Tissue (ISOTT). He will accelerate development work as well as the pre-clinical and clinical testing of blood with artificial oxygen carriers with his technical knowledge and experience.

THOMAS STRIEPE, is Vice President Accounting and Controlling at Dr. Ludz GmbH, Hamburg, Germany, a financial services company. Prior to joining Dr. Ludz GmbH in 2004, he held management positions in the accounting departments of several German and international corporations. He holds an MBA of Hamburg University.

JOACHIM FLEING, PhD, is a communications specialist. His professional experience includes the position of a communications officer and the position as an account director at an international PR agency. Joachim Fleing holds a PhD of Wuppertal University.

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

Based solely upon a review of copies of the reports filed, SGBI believes that during the year ended June 30, 2007, that all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

Code of Ethics

The Company has not as of the date of this report adopted a code of ethics.

ITEM 10.     EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

           The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total(1) ($) (j)
Prof. Wolfgang Barnikol CEO, CFO*	2007 2006 2005	0 0 38,134	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 38,134
           *   Subsequent to the period covered by this report, Prof Barnikol resigned from his Executive Officer positions.  See Item 8B, Other Information above.
(1)	All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

Narrative Disclosure to Summary Compensation Table

The Company has an agreement with Professor Barnikol, the Company’s CEO and CFO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions (See below: Item 12 Certain Relationships and Related Transactions).  No royalties were paid or earned in fiscal 2007 and 2006.

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

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Prof. Wolfgang Barnikol	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Joachim Lutz	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Thomas Striepe	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Joachim Fleing	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Stock Incentive Plan

On April 28, 2004, the company adopted the 2004 Employee Stock Incentive Plan. Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries.  As of the date of this Report no securities have been authorized for issuance under this plan.

Security Ownership of Certain Beneficial Owners

As of June 30, 2007 the Company is not aware of any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Security Ownership of Management

The following table sets forth, as of June 30, 2007, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Dr. Wolfgang Barnikol Arndstr.8 58453 Witten Germany	1,853,600 (1)	3.7%
Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	210,000	0.4%
Common Stock	Joachim Lutz Alfred Herrhausen Street 44 58455 Witten Germany	0	0.0%
Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	0	0.0%
Common Stock	All Officers and Directors as a Group (4 persons)	2,063,600	4.1%

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

ITEM 14.     Principal Accountant Fees and Services.

Independent Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2007 and June 30, 2006 were Moore & Associates, Chartered.

(a)           Audit Fees.  For the fiscal year ended 2007, the aggregate fees billed by Moore & Associates, Chartered for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $10,000.

(b)           Audit-Related Fees.  For the fiscal year ended 2007 fees billed by Moore & Associates, Chartered , were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)           Tax Fees.  For the fiscal years ended 2007 and 2006, Moore & Associates, Chartered did not bill any fees for tax compliance services.  The auditors did not provide tax-planning advice for the fiscal years ended 2007 and 2006.

(d)           All Other Fees.  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer and Director	August 25, 2008
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer and Director	August 25, 2008

    In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Chief Executive Officer and Director	August 25, 2008
/s/ Joachim Fleing Joachim Fleing, Ph.D	Chief Financial Officer and Director	August 25, 2008
/s/ Wolfgang Barnikol Wolfgang Barnikol, M.D., Ph.D	Director	August 25, 2008
/s/ Joachim Lutz Joachim Lutz, M.D.	Director	August 25, 2008