Form 10QSB
period 2007-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-08-27
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: September 30, 2007; or

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

    The number of shares outstanding of the issuer's common stock, no par value, as of August 22, 2008, was 50,000,000

    Transitional Small Business Disclosure Format. Yes  ☐  No  ☒

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-QSB

For the Quarter Ended September 30, 2007

INDEX
----------

Page

Part I. Financial Information

Item 1. Consolidated Financial Statements .........................................................................................................	1

Consolidated Balance Sheets.........................................................................................................	2
Consolidated Statements of Operations and Comprehensive Loss ........................................	4
Consolidated Statements of Cash Flows .....................................................................................	5
Notes to the Consolidated Financial Statements .......................................................................	6

Item 2. Management's Discussion and Analysis or Plan of Operation ..........................................................	10

Item 3. Controls and Procedures ..........................................................................................................................	12

Part II. Other Information

Item 1. Legal Proceedings .....................................................................................................................................	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...........................................................	12

Item 3. Defaults Upon Senior Securities .............................................................................................................	12

Item 4. Submission of Matters to a Vote of Security Holders .........................................................................	12

Item 5. Other Information ......................................................................................................................................	12

Item 6. Exhibits ........................................................................................................................................................	13

Signatures............................................................................................................................................................................	13

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

    Our unaudited consolidated balance sheet as of September 30, 2007 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2007 and 2006, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 2007 and 2006, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2007	2007
CURRENT ASSETS	(Unaudited)

Cash	$38,928	$18,497
Accounts receivable	24,430	36,387
Inventory	94,337	88,353
Prepaid expenses and other assets	11,675	16,890

Total Current Assets	169,370	160,127

FIXED ASSETS, Net

Property and equipment	6,068	4,530

Total Fixed Assets	6,068	4,530

OTHER ASSETS

Tax refunds receivable	27,959	6,218
Other miscellaneous assets	62,425	93,871

Total Other Assets	90,384	100,089

TOTAL ASSETS	$265,822	$264,746

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	June 30,
	2007	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$409,147	$427,688
Notes payable	1,378,599	113,134
Notes payable - related	-	134,742

Total Current Liabilities	1,787,746	675,564

TOTAL LIABILITIES	1,787,746	675,564

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares
issued and outstanding	18,969,358	18,969,358
Additional paid-in capital	1,958,376	1,958,376
Treasury stock	-	-
Accumulated other comprehensive income	279,710	1,147,882
Accumulated deficit	(22,729,368)	(22,486,434)

Total Stockholders' Equity (Deficit)	(1,521,924)	(410,818)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$265,822	$264,746

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2007	2006

REVENUES	$-	$119,475

COST OF SALES	-	77,156

GROSS PROFIT	-	42,319

OPERATING EXPENSES

Research and development	89,502	22,389
Depreciation and amortization	1,214	7,187
General and administrative	139,391	156,655

Total Operating Expenses	230,107	186,231

OPERATING LOSS	(230,107)	(143,912)

OTHER INCOME (EXPENSE)

Interest income	-	-
Interest expense	(12,827)	(4,774)
Other income (loss)	-	19

Total Other Income (Expense)	(12,827)	(4,755)

NET LOSS	(242,934)	(148,667)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	868,172	247,162
Unrealized gain on marketable securities	-	-

Total Other Comprehensive Income	868,172	247,162

COMPREHENSIVE INCOME (LOSS)	$625,238	$98,495

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	50,000,000	50,000,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(242,934)	$(148,667)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,214	7,187
Common stock issued for services	-	-
Changes in operating assets and liabilities
Decrease in accounts receivable	11,957	(24,186)
Decrease (Increase) in inventories	(5,984)	(590)
(Increase) decrease in prepaid expenses and other assets	5,215	(57,050)
(increase) decrease in other assets	9,705	-
Increase (decrease) in accounts payable
and accrued expenses	(18,541)	38,831

Net Cash Used by Operating Activities	(239,368)	(184,475)

CASH FLOWS FROM INVESTING ACTIVITIES	(2,752)	(11,517)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock for cash	-	-
Cash received on promissory notes	1,265,465	-
Payment of notes payable	(134,742)	(58,988)

Net Cash Provided by Financing Activities	1,130,723	(58,988)

EFFECT OF EXCHANGE RATE CHANGES	(868,172)	247,162

NET INCREASE (DECREASE) IN CASH	20,431	(7,818)

CASH AT BEGINNING OF PERIOD	18,497	24,548

CASH AT END OF PERIOD	$38,928	$16,730

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008.

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

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements

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

Risk and Uncertainties

    The Company's line of pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and in vivo biosensors (glucose implant sensor) being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical and biosensor products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

Going Concern

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $22,729,368 as of September 30, 2007 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $242,934 during the three months ended September 30, 2007 and used cash in operating activities of $239,368 for the three months ended September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

    The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At September 30, 2007 the Company had no cash equivalents.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2007, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 3 – PROMISSORY NOTE

    As of September 30, 2007, the Company had $1,234,800 in outstanding promissory notes payable.  These notes are convertible into common stock at conversion rates of 0.09 to 0.13 and bear interest at a rate of 5.0 percent per annum.

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

FINANCIAL POSITION

    The Company's current assets increased $9,243, or 6%, from June 30, 2007 to $169,370 at September 30, 2007.  The increase is primarily attributable to a $20,431 increase in cash, partially offset by small decreases in accounts receivable and prepaid expenses during the period.

    The Company's net property and equipment increased $1,538, or 34% from June 30, 2007 to $6,068 at September 30, 2007.  The increase is primarily attributable to minor purchases of fixed assets, partially offset by current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the issuance of promissory notes payable.  During the three months ended September 30, 2007, the Company's stockholders' deficit increased $1,111,106.  This increase is due primarily to the issuance of $1,265,465 in promissory notes, and by the Company's current period net loss of $242,934.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 and 2006:

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased significantly to $89,502 in 2007 from $22,389 in 2006.  The increase is mainly attributed to the Company’s attempting to develop new products for its expanding market base.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses decreased 11% to $139,391 in 2007 from $156,655 in 2006.  This decrease is mainly attributed to the ongoing refocusing program and an attempt to solidify the Company’s standing in new markets.

    DEPRECIATION AND AMORTIZATION.  Depreciation decreased 83% to $1,214 in 2007 from $7,187 in 2006.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS.  As a result of the above and other factors, the Company's consolidated net loss was $242,934, or $0.00 per common share, for the three months ended September 30, 2007, compared to $148,667, or $0.01 per common share, during the comparable period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended September 30, 2007, net cash used in operating activities increased to $239,368 from $184,475 in the corresponding period in 2006, primarily related to significant decreases in accounts receivable and accounts payable, coupled with the Company's consolidated net loss as a result of the ongoing refocusing program.

    The Company had a working capital deficit of $1,618,376 at September 30, 2007, an increase of $1,102,939 from June 30, 2007.  At September 30, 2007, the Company had cash of $38,928.  The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: August 25, 2008       /s/ Thomas Striepe
                    __________________________________________
                    By: Thomas Striepe
                    Chief Executive Officer

Dated: August 25, 2008      /s/ Joachim Fleing
                    __________________________________________
                    By: Joachim Fleing
                    Chief Financial Officer