Form 10QSB
period 2007-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-08-27
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: December 31, 2007; or

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

For the Quarter Ended December 31, 2007

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

    Our unaudited consolidated balance sheet as of December 31, 2007 and our unaudited consolidated statements of operations for the three month periods ended December 31, 2007 and 2006, and the unaudited consolidated statements of cash flows for the three month periods ended December 31, 2007 and 2006, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2007	2007
CURRENT ASSETS	(Unaudited)

Cash	$92,210	$18,497
Accounts receivable	28,566	36,387
Inventory	95,093	88,353
Prepaid expenses and other assets	8,652	16,890

Total Current Assets	224,521	160,127

FIXED ASSETS, Net

Property and equipment	5,345	4,530

Total Fixed Assets	5,345	4,530

OTHER ASSETS

Tax refunds receivable	22,157	6,218
Other miscellaneous assets	65,824	93,871

Total Other Assets	87,981	100,089

TOTAL ASSETS	$317,847	$264,746

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	June 30,
	2007	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$418,572	$427,688
Notes payable	1,675,236	113,134
Notes payable - related	-	134,742

Total Current Liabilities	2,093,808	675,564

TOTAL LIABILITIES	2,093,808	675,564

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares
issued and outstanding	18,969,358	18,969,358
Additional paid-in capital	1,958,376	1,958,376
Treasury stock	-	-
Accumulated other comprehensive income	241,335	1,147,882
Accumulated deficit	(22,945,030)	(22,486,434)

Total Stockholders' Equity (Deficit)	(1,775,961)	(410,818)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$317,847	$264,746

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

REVENUES	$7,806	$16,842	$7,806	$136,317

COST OF SALES	2,345	42,713	2,345	119,869

GROSS PROFIT	5,461	(25,871)	5,461	16,448

OPERATING EXPENSES

Research and development	45,366	29,756	134,868	52,145
Depreciation and amortization	892	6,820	2,106	14,007
General and administrative	160,062	158,833	299,453	315,488

Total Operating Expenses	206,320	195,409	436,427	381,640

OPERATING LOSS	(200,859)	(221,280)	(430,966)	(365,192)

OTHER INCOME (EXPENSE)

Interest income	-	80	-	90
Interest expense	(14,803)	(5,367)	(27,630)	(10,141)
Other income (loss)	-	28,886	-	28,905

Total Other Income (Expense)	(14,803)	23,599	(27,630)	18,854

NET LOSS	(215,662)	(197,681)	(458,596)	(346,338)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	65,375	175,126	933,547	422,288
Unrealized gain on marketable securities	-	-	-	-

Total Other Comprehensive Income	65,375	175,126	933,547	422,288

COMPREHENSIVE INCOME (LOSS)	$(150,287)	$(22,555)	$474,951	$75,950

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	50,000,000	50,000,000	50,000,000	50,000,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(458,596)	$(346,338)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	2,106	14,007
Changes in operating assets and liabilities
Decrease in accounts receivable	7,821	11,970
Decrease (Increase) in inventories	(6,740)	(124,828)
(Increase) decrease in prepaid expenses and other assets	8,238	(74,136)
(Increase) decrease in other assets	12,108	-
Increase in accounts payable and accrued expenses	(9,116)	226,272

Net Cash Used by Operating Activities	(444,179)	(293,053)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(2,921)	(12,905)

Net Cash Used by Investing Activities	(2,921)	(12,905)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	-	(58,988)
Cash received on promissory notes	1,562,102	-
Cash paid on notes receivable - related	(134,742)	-
Sale of common stock for cash	-	-

Net Cash Provided by Financing Activities	1,427,360	(58,988)

EFFECT OF EXCHANGE RATE CHANGES	(906,547)	422,288

NET DECREASE IN CASH	73,713	57,342

CASH AT BEGINNING OF PERIOD	18,497	24,548

CASH AT END OF PERIOD	$92,210	$81,890

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$5,322
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$24,132

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008.

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

Going Concern

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $22,945,030 as of December 31, 2007 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $458,596 during the six months ended December 31, 2007 and used cash in operating activities of $444,179 for the six months ended December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

    The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At December 31, 2007 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2007, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 3 – PROMISSORY NOTES

    As of December 31, 2007, the Company had $1,525,946 in outstanding promissory notes payable.  These notes are convertible into common stock at conversion rates of 0.09 to 0.13 and bear interest at a rate of 5.0 percent per annum.

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

FINANCIAL POSITION

    The Company's current assets increased approximately $64,394, or 236%, from June 30, 2006 to approximately $224,521 at December 31, 2007. The increase is primarily attributable to a $73,713 increase in cash.  This increase was partially offset by slight decreases in accounts receivable and prepaid expenses during the period.

    The Company's net property and equipment increased approximately $815, or 18% from June 30, 2007 to approximately $5,345 at December 31, 2007. The increase is primarily attributable to the purchase of a small amount of basic office assets, offset in part by current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the issuance of promissory notes payable. The Company's stockholders' deficit increased approximately $1,365,143. The increase resulted primarily from the Company's increase in promissory notes, and the net loss recognized for the period.

RESULTS OF OPERATIONS

Three months ended December 31, 2007 and 2006:

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $15,610 to approximately $45,366 in 2007 from approximately $29,756 in 2006. The increase is mainly attributed to the Company focusing on the development and production of its existing product line. The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 1% to approximately $160,062 in 2007 from approximately $158,833 in 2006. This insignificant increase is mainly attributed to the Company maintaining its ongoing refocusing program, and expansion of the Company’s product lines into new markets.

    DEPRECIATION AND AMORTIZATION. Depreciation decreased $5,928 to approximately $892 in 2007 from approximately $6,820 in 2006. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $215,662, or approximately $0.00 per common share, for the three months ended December 31, 2007, compared to approximately $197,681, or $0.00 per common share, during the comparable period in 2006.

Six months ended December 31, 2007 and 2006:

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $82,723 to approximately $134,868 in 2007 from approximately $52,145 in 2006. The increase is mainly attributed to the Company seeking to expand its product base into new markets.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 5% to approximately $299,453 in 2007 from approximately $315,488 in 2006. This decrease is mainly attributed to the ongoing refocusing program, and the Company’s expansion into new sales markets.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $11,901 to approximately $2,106 in 2007 from approximately $14,007 in 2006. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS. As a result of the above factors, the Company's consolidated net loss was approximately $458,596, or approximately $(0.01) per common share, for the six months ended December 31, 2007, compared to approximately $346,338, or $0.01 per common share, during the comparable period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended December 31, 2007, net cash used in operating activities increased to approximately $444,179, from approximately $293,053 in the corresponding period in 2006, primarily related to a increase in the Company's consolidated net loss and increased inventory holdings.

    The Company had a working capital deficit of approximately $1,869,287 at December 31, 2007, an increase of approximately $515,437 from June 30, 2006 due primarily to the Company's issuance of promissory notes and its net losses.  At December 31, 2007, the Company had cash of approximately $92,210. The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

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