Form 10QSB
period 2008-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-08-27
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: March 31, 2008; or

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

For the Quarter Ended March 31, 2008

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

    Our unaudited consolidated balance sheet as of March 31, 2008 and our unaudited consolidated statements of operations for the three month periods ended March 31, 2008 and 2007, and the unaudited consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash	$39,367	$18,497
Accounts receivable	27,558	36,387
Inventory	112,319	88,353
Prepaid expenses and other assets	11,252	16,890

Total Current Assets	190,496	160,127

FIXED ASSETS, Net

Property and equipment	6,476	4,530

Total Fixed Assets	6,476	4,530

OTHER ASSETS

Tax refunds receivable	30,831	6,218
Other miscellaneous assets	73,170	93,871

Total Other Assets	104,001	100,089

TOTAL ASSETS	$300,973	$264,746

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	June 30,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$501,450	$427,688
Notes payable	1,761,646	113,134
Notes payable - related	-	134,742

Total Current Liabilities	2,263,096	675,564

TOTAL LIABILITIES	2,263,096	675,564
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares
issued and outstanding	18,969,358	18,969,358
Additional paid-in capital	1,958,376	1,958,376
Treasury stock	-	-
Accumulated other comprehensive income	298,993	1,147,882
Accumulated deficit	(23,188,850)	(22,486,434)

Total Stockholders' Equity (Deficit)	(1,962,123)	(410,818)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$300,973	$264,746

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

REVENUES	$2,378	$211,438	$10,184	$347,755

COST OF SALES	4,459	135,031	6,804	254,900

GROSS PROFIT	(2,081)	76,407	3,380	92,855

OPERATING EXPENSES

Research and development	50,547	41,100	185,415	93,245
Depreciation and amortization	875	6,333	2,981	20,340
General and administrative	172,649	162,954	472,102	478,442

Total Operating Expenses	224,071	210,387	660,498	592,027

OPERATING LOSS	(226,152)	(133,980)	(657,118)	(499,172)

OTHER INCOME (EXPENSE)

Interest income	102	-	102	90
Interest expense	(17,770)	(5,953)	(45,400)	(16,094)
Other income (loss)	-	140	-	29,045

Total Other Income (Expense)	(17,668)	(5,813)	(45,298)	13,041

NET LOSS	(243,820)	(139,793)	(702,416)	(486,131)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	(84,658)	120,969	848,889	543,257
Unrealized gain on marketable securities	-	-	-	-

Total Other Comprehensive Income	(84,658)	120,969	848,889	543,257

COMPREHENSIVE INCOME (LOSS)	$(328,478)	$(18,824)	$146,473	$57,126

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	50,000,000	50,000,000	50,000,000	50,000,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consensed Statements of Cash Flows
(Unaudited)

	For the Nine
	Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(702,416)	$(486,131)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	2,981	28,351
Common stock issued for services	-	-
Changes in operating assets and liabilities
Decrease in accounts receivable	8,829	(9,273)
Decrease (Increase) in inventory	(23,966)	(7,022)
Decrease in prepaid expenses and other assets	5,638	(33,513)
(Increase) decrease in other assets	(3,912)	-
Increase in accounts payable and accrued expenses	73,762	50,518

Net Cash Used by Operating Activities	(639,084)	(457,070)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(4,927)	(21,416)

Net Cash Used by Investing Activities	(4,927)	(21,416)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	1,648,512	(58,988)
Repayment of notes payable - related	(134,742)	-
Sale of common stock for cash	-	-

Net Cash Provided by Financing Activities	1,513,770	(58,988)

EFFECT OF EXCHANGE RATE CHANGES	(848,889)	543,257

NET DECREASE IN CASH	20,870	5,783

CASH AT BEGINNING OF PERIOD	18,497	24,548

CASH AT END OF PERIOD	$39,367	$30,331

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008.

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

Going Concern

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $23,188,850 as of March 31, 2008 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $702,416 during the nine months ended March 31, 2008 and used cash in operating activities of $639,084 for the nine months ended March 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

    The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At March 31, 2008 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2008, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 3 – PROMISSORY NOTES

    As of March 31, 2008, the Company had $1,621,197 in outstanding promissory notes payable.  These notes are convertible into common stock at conversion rates of 0.09 to 0.13 and bear interest at a rate of 5.0 percent per annum.

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

FINANCIAL POSITION

    The Company's current assets increased approximately $30,369, or 19%, from June 30, 2007 to approximately $190,496 at March 31, 2008.  The increase is primarily attributable to small increase in cash and inventory.

    The Company's net property and equipment increased approximately $1,946, or 43% from June 30, 2007 to approximately $6,476 at March 31, 2008.  The increase is primarily attributable to purchases of small office equipment items, partially offset by current period depreciation.

    The Company funded its operations primarily through its existing cash reserves and cash received from the issuance of promissory notes.  The Company's stockholders' deficit increased approximately $1,551,305.  The primary factor behind this increase was the Company’s issuance of $1,648,512 in promissory notes.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 and 2007:

    REVENUES - The Company’s revenues decreased 99% to $2,378 during the three months ended March 31, 2008, as compared to the comparable period in 2007.  Cost of sales decreased 97% to $4,459 as compared to the comparable period in 2007.  These decreases were primarily the result of an increased emphasis on research and development, coupled with a decreased emphasis on generating new sales markets.

    RESEARCH AND DEVELOPMENT - Research and development expenses increased $9,447 to approximately $50,547 in 2008 from approximately $41,100 in 2007.  The increase is mainly attributed to the Company seeking to expand its product base to meet the demands of new and emerging markets.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 6% to approximately $172,649 in 2008 from approximately $162,954 in 2007.  This increase is mainly attributed to the ongoing refocusing program, and an expansion into new emerging sales markets.

    DEPRECIATION AND AMORTIZATION - Depreciation decreased $5,458 to approximately $875 in 2008 from approximately $6,333 in 2007.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $243,820, or approximately $(0.00) per common share, for the three months ended March 31, 2008, compared to approximately $139,793, or $0.00 per common share, during the comparable period in 2007.

Nine months ended March 31, 2008 and 2007:

    REVENUES - The Company’s revenues decreased 97% to $10,184 during the nine months ended March 31, 2008, as compared to the comparable period in 2006.  Cost of sales decreased 97% to $6,804 as compared to the comparable period in 2007.  These decreases were primarily the result an increased emphasis on research and development.

    RESEARCH AND DEVELOPMENT - Research and development expenses increased $92,170 to approximately $185,415 in 2008 from approximately $93,245 in 2007.  The increase is mainly attributed to the Company seeking to expand its product base to meet the demands of new and emerging markets.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased 1% to approximately $472,102 in 2008 from approximately $478,442 in 2007.  This insignificant decrease is primarily attributable to the fact that the Company continues to progress toward planned principal operations.

    DEPRECIATION AND AMORTIZATION - Depreciation decreased $17,359 to approximately $2,981 in 2008 from approximately $20,340 in 2007.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

    NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $702,416, or approximately $0.01 per common share, for the nine months ended March 31, 2008, compared to approximately $486,131, or $0.01 per common share, during the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended March 31, 2008, net cash used in operating activities increased to approximately $639,084, from approximately $457,070 in the corresponding period in 2007, primarily related to an increase in the Company's consolidated net loss as a result of the ongoing refocusing program.

    The Company had a working capital deficit of approximately $2,072,600 at March 31, 2008, an increase of approximately $1,557,163 from June 30, 2007 due primarily to the Company's net loss for the nine-month period, as well as a significant increase in promissory notes payable.  At March 31, 2008, the Company had cash of approximately $39,367.  The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

Resignation of Dr. Wolfgang Barnikol from positions of Chief Executive Officer and Chief Financial Officer

    On March 30, 2008, Dr. Wolfgang Barnikol amicably resigned as the Company’s Chief Executive Officer and Chief Financial Officer effective subsequent to the period covered by this report on April 3, 2008.  Dr. Barnikol's resignation was not due to any disagreement with the Company.  Dr. Barnikol remains a Director.

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