Form 10QSB/A
period 2007-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-10-16
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB/A
(Amendment No. 1)

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

    The number of shares outstanding of the issuer's common stock, no par value, as of October 14, 2008, was 50,000,000

    Transitional Small Business Disclosure Format. Yes ☐   No ☒

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-QSB/A

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum). Dr. Felfe's claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately 370,000 euros (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06). Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages are due to him by either the Company or its subsidiary. The claim by Dr. Felfe has been declared pending by the Industrial Relations Court until a final judgment is rendered by the Federal Supreme Court in the appeal to the above civil case. The Company believes the claim lacks merit and plans to vigorously defend this claim.

    Except as stated above, the Company is not aware of pending claims or assessments which may have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

Civil Lawsuit Involving Prof. Dr. Dr. Wolfgang Barnikol

    Subsequent to the period covered by this report, on September 13, 2007, the District Appeal Court of Dusseldorf, Germany (Oberlandesgericht Düsseldorf I 6 U 96/06) found Prof. Dr. Dr. Wolfgang Barnikol jointly and severally liable in a civil suit to Dr. Rainer Felfe, a shareholder of the Company, in the amount of approximately 700,000 euros (approximately US $952,000, which amount includes interest and costs) for supporting the unethical selling of the Company's shares. This judgment is enforceable, but has not yet become final and absolute as Dr. Barnikol has submitted a petition of appeal to the Federal Supreme Court of Germany (Bundesgerichtshof). The Company was not and is not a party to these proceedings.

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

2nd Civil Lawsuit Involving Prof. Dr. Dr. Wolfgang Barnikol

    Subsequent to the period covered by this report, on September 2, 2008, the District Court of Dusseldorf (Landgericht Düsseldorf 7 O 299/04) found Prof. Dr. Dr. Wolfgang Barnikol jointly and severally liable in a civil suit to a shareholder of the Company in the amount of approximately 150,000 euros (approximately US $204,000, which amount includes interest and costs) for supporting the unethical selling of the Company's shares. This judgment is enforceable, but has not yet become final and absolute. The Company was not and is not a party to these proceedings.

Resignation of Director

    Subsequent to the period covered by this report, on  September 30, 2008, Prof. Dr. Dr. Wolfgang Barnikol submitted his resignation as a Director, effective as of September 30, 2008. There were no disagreements between the Company and Dr. Barnikol that led to his resignation.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: October 15, 2008         /s/ Thomas Striepe
                    __________________________________________
                    By: Thomas Striepe
                    Chief Executive Officer

Dated: October 15, 2008       /s/ Joachim Fleing
                    __________________________________________
                    By: Joachim Fleing
                    Chief Financial Officer