Form 10KSB/A
period 2007-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-10-16
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-KSB/A
(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on October 14, 2008 based upon the average of the bid and ask price of the common stock on the pinksheets.com for such date, was approximately $4,775,000.

The number of shares of the Registrant's common stock issued and outstanding on October 14, 2008 was 50,000,000.

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

Resignation of Director

    Subsequent to the period covered by this report, on  September 30, 2008, Prof. Dr. Dr. Wolfgang Barnikol submitted his resignation as a Director of the Board of Directors of the Registrant, effective as of September 30, 2008. There were no disagreements between the Registrant and Dr. Barnikol that led to his resignation.

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

    *Subsequent to the period covered by this report, Prof Barnikol resigned from his Executive Officer and Director positions.  See Item 8B, Other Information above.

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

Involvement in Certain Legal Proceedings

    Subsequent to the period covered by this report, on September 13, 2007, the District Appeal Court of Dusseldorf, Germany (Oberlandesgericht Düsseldorf I 6 U 96/06) found Prof. Dr. Dr. Wolfgang Barnikol jointly and severally liable in a civil suit to Dr. Rainer Felfe, a shareholder of the Company, in the amount of approximately 700,000 euros (approximately US $952,000, which amount includes interest and costs) for supporting the unethical selling of the Company's shares. This judgment is enforceable, but has not yet become final and absolute as Dr. Barnikol has submitted a petition of appeal to the Federal Supreme Court of Germany (Bundesgerichtshof). The Company was not and is not a party to these proceedings.  Additionally, on September 2, 2008, the District Court of Dusseldorf (Landgericht Düsseldorf 7 O 299/04) found Prof. Dr. Dr. Wolfgang Barnikol jointly and severally liable in a civil suit to a shareholder of the Company in the amount of approximately 150,000 euros (approximately US $204,000, which amount includes interest and costs) for supporting the unethical selling of the Company's shares. This judgment is enforceable, but has not yet become final and absolute. The Company was not and is not a party to these proceedings.  On September 30, 2008, Prof. Dr. Dr. Wolfgang Barnikol submitted his resignation as a Director of the Board of Directors, effective as of September 30, 2008 and on March 30, 2008, Dr. Wolfgang Barnikol amicably resigned as the Company’s Chief Executive Officer and Chief Financial Officer effective April 3, 2008.  Dr. Barnikol's resignations were not due to any disagreement with the Company.

    Except as set forth above, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

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
           *   Subsequent to the period covered by this report, Prof Barnikol resigned from his Executive Officer and Director positions.  See Item 8B, Other Information above.
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

(d)           All Other Fees.  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer and Director	October 15, 2008
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer and Director	October 15, 2008

    In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Chief Executive Officer and Director	October 15, 2008
/s/ Joachim Fleing Joachim Fleing, Ph.D	Chief Financial Officer and Director	October 15, 2008
/s/ Joachim Lutz Joachim Lutz, M.D.	Director	October 15, 2008