Form 10KSB
period 2008-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-10-21
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended: June 30, 2008

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

    The Issuer's revenues for the most recent fiscal year ended June 30, 2008, were approximately $207,176.

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

Table of Contents

i

CAUTIONARY STATEMENT

    Some of the statements contained in this Form 10-KSB for Sangui Biotech International, Inc. (the Company or SGBI) discuss future expectations, contain projections of results of operation or financial condition or state other “forward-looking” information.  These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on various factors and is derived using numerous assumptions.  Important factors that may cause actual results to differ from projections include, for example:

·  the success or failure of management's efforts to implement their business strategy;
·  the ability of the Company to raise sufficient capital to meet operating requirements;
·  the uncertainty of consumer demand for our product;
·  the ability of the Company to protect its intellectual property rights;
·  the ability of the Company to compete with major established companies;
·  the effect of changing economic conditions;
·  the ability of the Company to attract and retain quality employees; and
·  other risks which may be described in future filings with the SEC.

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

ii

PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

HISTORY

    Sangui BioTech, Inc. was incorporated in Delaware on August 2, 1996, and began operations in October 1996.  Shortly after the formation of Sangui BioTech, Inc., the shareholders of SanguiBioTech AG and GlukoMediTech AG agreed to a share swap in which all of the outstanding shares held by the shareholders would be exchanged for shares of Sangui BioTech, Inc., thereby making SanguiBioTech AG and GlukoMediTech AG wholly owned subsidiaries of Sangui BioTech, Inc.  In August 1997, a publicly held company, Citadel Investment System, Inc., a Colorado corporation (Citadel), acquired one hundred percent (100%) of the outstanding common shares of Sangui BioTech, Inc., and as a result, Sangui BioTech, Inc. became a wholly owned subsidiary of Citadel.  Thereafter, Citadel changed its name to Sangui BioTech International, Inc. (the Company, Sangui or SGBI).

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

GlukoMediTech AG

    GlukoMediTech AG (Gluko AG) was established and organized under the laws of Germany in Mainz, Germany on July 15, 1996.  Gluko AG was developing long-term implantable glucose sensors, by-products thereof, and diverse other sensors.  Since additional financing for the next planned step of product development could not be secured, Gluko AG was merged with Sangui AG effective June 30, 2002.  While further development work in this area was halted, Sangui GmbH is working to secure a limited number of key patents relating to the existing Glucose Sensors.

SanguiBioTech AG/SanguiBioTech GmbH

    SanguiBioTech AG (Sangui GmbH) was established and organized under the laws of Germany in Mainz, Germany on November 25, 1995.  Effective November 4, 2003, SanguiBioTech AG was converted into SanguiBioTech GmbH, a limited liability company under German law.  SanguiBioTech GmbH develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof.  SanguiBioTech GmbH has also developed an anti-aging cosmetic and a number of related products aimed at improving oxygen supply to the skin.  Enhanced oxygen supply is the key to improved wound healing, therefore the company has extended its product portfolio to contain wound pads and other wound management products with these goals in mind.  The facilities of SanguiBioTech GmbH are located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany.

    To date, neither SGBI nor any of its subsidiaries has had profitable operations.  The Company has never been profitable, and through June 30, 2008, SGBI's accumulated deficit has exceeded $23 million.  The Company expects to continue to incur substantial losses over the next several years as it pursues its research and development efforts, testing activities and other growth operations.  SGBI's most promising potential products are still in early development stages.  As such the Company will need to obtain substantial additional capital to fulfill its business plan.

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

BUSINESS OF THE COMPANY

    The Company's mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products.  The Company develops its products through its wholly owned German subsidiary SanguiBioTech GmbH .  The Company is seeking to market and sell some, or all, of their products through partnerships with industry partners.

    The focus of SanguiBioTech GmbH has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anaemia or blood loss whether due to surgery, trauma, or other causes.  SanguiBioTech GmbH has thus far focused its development and commercialization efforts of such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  SanguiBioTech GmbH , has in addition developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin.

    SanguiBioTech GmbH holds the exclusive distribution rights for Chitoskin wound pads for the European Union and various other countries.  SanguiBioTech GmbH has filed a patent cooperation treatment application (PCT) for the production and use of improved Chitoskin wound pads using gelatine instead of collagen as the carrier substance.

ARTIFICIAL OXYGEN CARRIERS

    SanguiBioTech GmbH develops several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to native hemoglobin.  These are (1) oxygen carrying blood additives; and, (2) oxygen carrying blood volume substitutes.

    In December 1997, SanguiBioTech GmbH decided that porcine hemoglobin should be used as the basic material for its artificial oxygen carriers.  In March 1999, SanguiBioTech GmbH decided which hemoglobin hyperpolymer would go into preclinical investigation, that glutaraldehyde would be utilized as a cross linker, and further that the polymer hemoglobin be chemically masked to prevent protein interaction in blood plasma.  The fine adjustment of the molecular formula of the artificial oxygen carriers - optimized for laboratory scale production - was finalized in the summer of 2000.

    The experiments completed in SanguiBioTech GmbH's laboratories demonstrated that it is possible to polymerize hemoglobins isolated from porcine blood resulting in huge soluble molecules, so-called hyperpolymers.  In August 2000, SanguiBioTech GmbH finalized its work on the pharmaceutical formulation of the oxygen carrier for laboratory scale.  In February 2001 a pilot production in a laboratory scale was carried out in SGBI's clean room.  The resulting product was applied in single volunteers in pilot self-experiments.

    The blood additives and blood substitute projects were halted in 2003 due to the lack of financing for the pre-clinical test phase.  In October 2006, a contract was entered into between SanguiBioTech GmbH and ERC Nano Med S.A. de C.V. of Monterrey Mexico (ERC), which provides that ERC will establish a production facility in Mexico to produce sufficient quantities of the blood additive.  In cooperation with the Mexican National Health Organizations, ERC will initiate the necessary steps to begin the pre-clinical test phase for the products in due course.

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

    SGBI's nano-emulsion-based preparations have been designed to support the regeneration of the skin by improving its oxygen supply.  The products were thoroughly tested by an independent research institute and received top marks for skin moisturization, and enhanced skin elasticity, respectively.

    In the course of its 2008 fiscal year, Sangui developed a comprehensive cosmetics series comprising five separate formulations including a novel skin purifier and a face care formulation using hyaluronic acid as an additional moisturizing agent. Marketing and distribution of the new series started subsequent to the period covered by this report in September, 2008.

    Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop in September 2006.

CHITOSKIN WOUND PADS

    Usually, normal ("primary") wounds tend to heal over a couple of days without leaving scars following a certain sequence of phases. Burns and certain diseases impede the normal wound healing process, resulting in large, hardly healing ("secondary") wounds which only close by growing new tissue from the bottom. Wound dressings serve to safeguard the wound with its highly sensitive new granulation tissue from mechanical damage as well as from infection. Using the natural polymer chitosan, Sangui’s Chitoskin wound dressings show outstanding properties in supporting wound healing.

    In March 2005, SanguiBioTech GmbH was awarded the CE mark for this product.  The CE mark authorizes the company to distribute and sell this medical product in the member countries of the European Union and such other countries as accept the CE mark as a valid product authorization.  At the same time, Sangui GmbH successfully passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications.  The “Chitoskin” trademark was already granted to the company for the European countries effective November 1, 2004.

    In the course of its 2008 fiscal year Sangui started to develop a new and improved wound pad formulation for surgical applications. Different variations of the formulation are currently being tested in the USA and in Europe.

    Sangui’s business model in this field is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its wound pads produced by a certified contract manufacturer and sells the products to specialized industry partners.  For the European markets, Karl Beese GmbH, a leading German vendor and distributor of hospital supplies, acts as the lead distributor.

HEMOSPRAY WOUND SPRAY

    SanguiBioTech GmbH has developed a novel medical product aimed at the healing of chronic wounds. Chronic wounds are a medical problem of increasing importance as they originate from widespread risk factors such as diabetes, obesity, smoking etc. Lack of oxygen supply to the cells in the wound ground is the main reason why those wounds lose their genuine healing power. Based on its concept of artificial oxygen carriers, Sangui’s HEMOSPRAY wound spray product bridges the watery wound surface and permits an enhanced afflux of oxygen to the wound ground.

    In 2007, subsequent to a series of successful individual therapies in Germany, and under a cooperation agreement with SanguiBioTech GmbH signed October 2006, ERC Nano-Med of Monterrey, Mexico, established its wholly-owned subsidiary Sangui Latino-America (SLA). SLA opened two wound ambulances and carried out a large number of successful wound treatments using Sangui products in preparation of the planned registration of Hemospray for the Latin American markets.

    Product registration procedures have been initiated in Mexico and Europe. In the course of its 2008 fiscal year SanguiBioTech GmbH submitted the required independent expert opinions about the toxicological and virological status of Hemospray to the Notified Body, an important milestone in the registration according to the CE standards of the European Union.

    After a successful registration of Hemospray, Sangui’s business model in this field will be reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its wound spray produced by a certified contract manufacturer and intends to sell the product to specialized industry partners.

PATENTS AND PROPRIETARY RIGHTS

    The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto.  As of June 30, 2008 Sangui GmbH had been granted 13 patents.  Furthermore, it has applied for several additional patents, most of which have been filed in Germany (DE), the United States of America (US), and as an international patent application with the European Patent Office (EP).  Validation of EP patents includes Germany, France, Great Britain, Italy and Spain.   Below are listed the most pertinent of the rights held by the Company.

1. Haemoglobin-Hyperpolymers

EP 0 685 492	“Process for the preparation of haemoglobin hyperpolymers of uniform molecular weight” (patent granted)

US 5,985,332	“Hemoglobins provided with ligands protecting the oxygen binding sites for use as artificial oxygen carriers for direct application in medicine
EP 0857 733	and biolgy, and method for the preparation thereof” (patents granted)

US 6,956,052	“Mammalion haemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen
EP 1 299 457	carriers, production and use thereof” (US patent granted, EP patent pending)

EP 1 249 385	“Method for the production of artificial oxygen carriers from covalently cross linking haemoglobin with improved functional properties of haemoglobin by cross-linking in the presence of chemically non-reacting effectors of the oxygen affinity of the haemoglobin” (patent granted)

US 7,005,414	“Synthetic oxygen transport made from cross-linked modified human or porcine haemoglobin with improved properties, method
EP 1 294 386	for a preparation thereof from purified material and use thereof” (patents granted)

US 2007/0049517	“Use of hypo-oncotic solutions of hyperpolymerised haemoglobins to be added to the human blood circulation in treatment
EP 1 682 167	of lung oedema” (patents pending)

2. GlucoTector

US 4,775,514	“Luminescent layers for use in apparatus for determining the oxygen concentration in gases and the like” (patent granted)

DE 198 26 294	“Polarimetric procedure for determining the (main) vibration plane of polarized light to about 0.1 m° and miniaturized device for its implementation” (patent granted)

DE199 11 265
“Method for the measurement of the concentration of glucose in aequous solutions containing proteins, i.e. in interstitial tissue fluids in particular, as well as implantable devices for carrying out said method” (patent granted)

EP 01 940 355	“Method for the long-term stable and well-reproducible spectrometric measurement of the concentrations of components of
DE 100 20 615	aqueous solutions, and device for carrying out said method” (German patent granted, EP patent pending)

DE 100 20 613	“Method and Device for reproducible polarimetric measurement of the concentration of the components of aequous solutions”
(patent granted)

EP 1 295 107	“Device for combined and simultaneous use of several measuring methods for analysing components of a liquid mixture
US 10/312,142	of several substances” (German Patent Granted; EP and US Patents Pending)

3. Cosmetics

EP 1 513 492	“Microemulsions having a binary phase differentiability and active substance differentiability, the production thereof and their use,
US 2005/0129747	particularly for the topical supply of oxygen” (EP patent granted, US patent pending)

4. Wound Management

EP 1 485 120	“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents,
US 10/508,092	for externally treating open, in particular chronic wounds” (EP patent granted, US patent pending)

EP 1 696 971 US 2007/0148215	“Therapeutically active wound dressings, production thereof, and use of the same” (patents pending)

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

RESEARCH AND DEVELOPMENT

    Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $213,614 and $155,886 during the fiscal years ended June 30, 2008 and 2007, respectively.

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

DEPENDENCE ON MAJOR CUSTOMERS

    As of June 30, 2008, the company entertained business relationships with one major customer, Karl Beese GmbH & Co.  No assurance can be given that this company will be successful in marketing and distributing our products.  It constitutes less than 30% of the Company’s gross revenues for the year ended June 30, 2008.

HUMAN RESOURCES

    The Company considers its relations with its employees to be favorable.  As of June 30, 2008 SGBI and its subsidiaries had one fulltime employee, who was not involved in research and development.  For research and development purposes, the Company had consulting arrangements with six individuals.

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

    Moreover, market prices of penny stocks tend to show a higher volatility than others. Market activities by even a small number of individuals may cause unexpected, but significant changes of share price.

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

Fluctuations in Foreign Currency Exchange Rates could have an Adverse Impact

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

ITEM 2.     PROPERTIES

    The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany.  Rent expense was approximately $90,500 and $78,000 during the years ended June 30, 2008 and 2007, respectively.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    As of June 30, 2008, SGBI's common stock was traded on www.pinksheets.com under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany.

    The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by www.pinksheets.com.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

		CLOSING PRICES (US$)
FISCAL YEAR	PERIOD	HIGH	LOW

2008	July - September	0.55	0.30
	October - December	0.32	0.21
	January - March	0.30	0.16
	April – June	0.40	0.17
2007	July - September	0.16	0.11
	October - December	0.30	0.12
	January - March	0.27	0.175
	April – June	1.01	0.20

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

Holders

    At June 30, 2008, the number of record holders of the Company's common stock was approximately 875.

Dividends

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

CRITICAL ACCOUNTING POLICIES  Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2008.  The following are our critical accounting policies:

Revenue Recognition

    Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Research and Development

    Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $213,614 and $155,886 during the fiscal years ended June 30, 2008 and 2007, respectively.

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

FINANCIAL POSITION

    The Company’s current assets increased by $852,604, or 1,200%, from June 30, 2007 to $923,533 at June 30, 2008.  The increase is primarily attributable to a significant increase in cash and shareholder loans receivable.

    The Company's net property and equipment decreased $2,491 or 35%, from June 30, 2007 to $7,021 at June 30, 2008.  The decrease is primarily attributable to the current year depreciation of approximately $3,961, partially offset by $6,452 in purchases of new property and equipment during the year.

    The Company funded its operations primarily through borrowings on promissory notes payable.  The Company’s stockholders’ equity decreased $694,587, to a deficit of $1,078,291.  The primary decrease is caused by the Company's current year net loss of $854,161.

    REVENUES.  Revenues decreased 44% to $207,176 during the year ended June 30, 2008 from $372,015 during 2007.  This decrease is due primarily to the company’s decreased return on marketing efforts with respect to cosmetics products.  The Company incurred Cost of Sales totaling $45,724 during the 2008 fiscal year, an 82% decrease from the prior year total.

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased 37% to $213,614 in 2008 from $155,886 in 2007.  This increase of $57,728 was primarily the result of the Company attempting to improve and expand the product within the cosmetics line.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses decreased less than one percent to $663,947 in 2008 from $665,884 in 2007.  This very slight decrease is indicative of the fact that the Company is attempting to grow and expand its product line and sales efforts without increasing costs and overhead to unreasonable levels.  Legal and accounting expenses have remained fairly constant when compared to the 2007 fiscal year.

    NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $854,000, or $0.02 per common share in 2008, compared to $721,562, or $0.02 per common share, in 2007.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended June 30, 2008, net cash used in operating activities increased to $1,140,922 from $755,925 for the year ended June 30, 2007, primarily related to significant changes in prepaid expenses, and in current liabilities during the 2008 fiscal year.

    For the year ended June 30, 2008, net cash flows from investing activities decreased to an outflow of $6,452, from an outflow of $20,328 for the year ended June 30, 2007.  The principal reason for the decrease was the purchase of equipment items during the 2008 fiscal year.

    The Company had a working capital deficit of $1,346,686 at June 30, 2008, compared to working capital deficit of $515,437 at June 30, 2007, an overall decrease of $831,249, due primarily to the Company’s net loss for the year and the increase in promissory notes payable.

    The Company incurred a net loss applicable to common stockholders of $854,161 and used cash in operating activities of $1,140,922 for the year ended June 30, 2008.  These and other conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives.  In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months.  Therefore, the Company is dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2008

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheet of Sangui Biotech International, Inc. as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2008 and June 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2008 and June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred a net loss applicable to common stockholders of $854,161 and used cash in operating activities of $1,140,922, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 15, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheet

ASSETS

June 30,
2008
CURRENT ASSETS

Cash	$229,717
Accounts receivable	5,021
Inventory	127,109
Shareholder loans receivable	533,059
Prepaid expenses and other assets	28,627

Total Current Assets	923,533

FIXED ASSETS, Net	7,021

OTHER ASSETS

Tax refunds receivable	40,166
Other non-current assets	221,208

Total Other Assets	261,374

TOTAL ASSETS	$1,191,928

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

June 30,
2008
CURRENT LIABILITIES

Accounts payable and accrued expenses	$317,378
Notes payable	1,952,841

Total Current Liabilities	2,270,219

TOTAL LIABILITIES	2,270,219

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares issued and outstanding	18,969,358
Additional paid-in capital	3,138,674
Treasury stock	-
Accumulated other comprehensive income	154,272
Accumulated deficit	(23,340,595)

Total Stockholders' Equity (Deficit)	(1,078,291)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,191,928

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2008	2007

REVENUES	$207,176	$372,015

COST OF SALES	45,724	256,805

GROSS PROFIT	161,452	115,210

OPERATING EXPENSES

Research and development	213,614	155,886
Depreciation and amortization	3,961	21,540
General and administrative	663,947	665,884

Total Operating Expenses	881,522	843,310

OPERATING LOSS	(720,070)	(728,100)

OTHER INCOME (EXPENSE)

Interest income	3,500	90
Interest expense	(137,591)	(23,676)
Other income (loss)	-	30,124

Total Other Income (Expense)	(134,091)	6,538

NET LOSS	(854,161)	(721,562)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	993,610	1,147,882
Unrealized gain on marketable securities	-	-

Total Other Comprehensive Income (Loss)	993,610	1,147,882

COMPREHENSIVE INCOME (LOSS)	$139,449	$426,320

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	50,000,000	50,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit

Balance, June 30, 2006	50,000,000	$18,969,358	$1,958,376	$-	$453,434	$(21,764,872)

Currency translation adjustment	-	-	-	-	694,448	-

Net loss for the year ended
June 30, 2007	-	-	-	-	-	(721,562)

Balance, June 30, 2007	50,000,000	18,969,358	1,958,376	-	1,147,882	(22,486,434)

Increase in capital reserve	-	-	1,180,298	-	-	-

Currency translation adjustment	-	-	-	-	(993,610)	-

Net loss for the year ended
June 30, 2008	-	-	-	-	-	(854,161)

Balance, June 30, 2008	50,000,000	$18,969,358	$3,138,674	$-	$154,272	$(23,340,595)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(854,161)	$(721,562)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	3,961	21,288
Changes in operating assets and liabilities
Increase in accounts receivable	31,366	(19,786)
Increase in inventory	(38,756)	(73,633)
Increase in prepaid expenses and other assets	(173,022)	(54,432)
Increase in accounts payable and accrued expenses	(110,310)	92,200

Net Cash Used by Operating Activities	(1,140,922)	(755,925)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of patents and licenses	-	(6,218)
Purchases of fixed assets	(6,452)	(14,110)

Net Cash Used by Investing Activities	(6,452)	(20,328)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes payable	(134,742)	(58,988)
Change in notes payable - related	1,699,208	134,742
Increase in capital reserve	1,180,298	-
Increase in notes receivable - related	(533,059)	-

Net Cash Provided by Financing Activities	2,211,705	75,754

EFFECTS OF EXCHANGE RATES	(853,111)	694,448

NET DECREASE IN CASH	211,220	(6,051)

CASH AT BEGINNING OF PERIOD	18,497	24,548

CASH AT END OF PERIOD	$229,717	$18,497

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
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

Going Concern

    The Company incurred a net loss applicable to common stockholders of $854,161 and used cash in operating activities of $1,140,922 for the year ended June 30, 2008.  These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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
June 30, 2008
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

Cash and Cash Equivalents

    The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  The Company had no cash equivalents outstanding as of June 30, 2008.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

    Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2008 and 2007 was $3,961 and $21,540, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses

    Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the years ended June 30, 2008 and 2007 was $-0-.

Impairment of Long-Lived Assets

    Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2008, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment on long-lived assets in the future.

Revenue Recognition

    Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Research and Development

    Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $213,614 and $155,886 during the fiscal years ended June 30, 2008 and 2007, respectively.

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
June 30, 2008
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2008 and 2007, the Company had no potentially dilutive securities that would effect the loss per share if they were to be dilutive.

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

Segments of an Enterprise and Related Information

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2008, the Company has only one segment of enterprise which is medical products manufacturing and sales.

Inventory

    Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value.  At June 30, 2008 all inventory consists of finished goods.  Inventory is evaluated periodically by management for potential impairment.  During the years ended June 30, 2008 and 2007, the Company recognized no impairment expense pertaining to inventory.

Trade Receivables

    The Company periodically reviews its trade receivables for potential collectability issues.  The Company has implemented the policy to charge-off trade receivables older than 120 days outstanding as bad-debt expense.  As of June 30, 2008, the Company had an allowance for doubtful accounts of $-0-.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

    During the year ended June 30, 2008, the Company adopted the following accounting pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Major Customers

    During the years ended June 30, 2008 and 2007 the Company had three customers to whom sales exceeded 10% of the Company’s total sales for the period.  Each customer is an unrelated third party.  These three companies combined to constitute approximately 70% of the Company’s gross revenues for the years ended June 30, 2008 and 2007, respectively.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

    Property and equipment consists of the following at June 30, 2008:

Technical and laboratory equipment	$645,214
Leasehold improvements	388,855
Office equipment	170,722
Office furniture	26,962
Other	1,324

Total property and equipment	1,233,077

Less accumulated depreciation and amortization	(1,226,056)

Total property and equipment, net	$7,021

NOTE  3  -  STOCKHOLDERS'  EQUITY

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

Stock Options - From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements.  At June 30, 2008 and 2007, and during the years ended June 30, 2008 and 2007, no options were issued or outstanding.

Treasury Stock - On July 1, 2004, the Company purchased 100,000 shares of its common stock from an investor for approximately $0.278 per share.  The Company purchased an additional 620,000 shares of its common stock on November 11, 2004 for approximately $0.191 per share.  During the course of the 2005 fiscal year the Company sold a total of 288,000 of these treasury shares for total proceeds of approximately $63,907, resulting in a loss of approximately $13,602, which was applied to additional paid-in capital.  During the 2006 fiscal year the remainder of these shares were sold, resulting in a loss of approximately $28,022.  As of June 30, 2008 the Company held zero shares of treasury stock.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
NOTE 4  -  INCOME  TAX  PROVISION

    No current provision for income taxes for the years ended June 30, 2008 and 2007 is required, since the Company incurred net operating losses through June 30, 2008.

    Income tax expense for the years ended June 30, 2008 and 2007 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	2008	2007
Income tax benefit at U.S. federal statutory rates	$(333,123)	$(281,409)
Net operating losses not benefited	333,123	281,409
Common stock issued for services	-	-
State and local income taxes, net of federal income tax effect	-	-
	$-	$-

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2008 are presented below:

Deferred tax assets:
Net operating losses	$7,700,000
Less valuation allowance	(7,700,000)
Net deferred tax assets	$-

    As of June 30, 2008, the Company had net operating loss carryforwards of approximately $7.8 million, $3.4 million and $10.2 available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2008 and 2028. The foreign net operating loss carryforwards do not have an expiration period.

NOTE 5  -  BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2008 and 2007:

	2008	2007
Numerator for basic and diluted loss per common share – net loss	$(854,161)	$(721,562)
Denominator for basic and diluted loss per common share – weighted average shares	50,000,000	50,000,000
Basic and diluted loss per common share	$(0.02)	$(0.01)

NOTE 6 - RELATED PARTY TRANSACTIONS

    The Company has an agreement with Professor Barnikol, the Company's President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were paid or earned in fiscal 2008 and 2007.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
NOTE 7  -  COMMITMENTS  AND  CONTINGENCIES

Indemnities and Guarantees

    During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- and $-0- as of June 30, 2008 and 2007, respectively.

Other

    On April 14, 2005 the Company entered into a distribution agreement with an unrelated third party.  According to the terms of the Agreement, the Company granted exclusive marketing and distribution rights pertaining to the Company’s Chitosan-based wound pads to the third party for a period of five years.

NOTE 8 - STOCK-BASED COMPENSATION

    The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment,” for the years ended June 30, 2008 and 2007. Released on December 16, 2004, SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” There were no common shares or stock options issued or granted to employees during this reporting period.

    On April 28, 2004, the company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries.

NOTE 9 - NOTES PAYABLE

    During the year ended June 30, 2008 and 2007, the Company borrowed money from four separate European Companies in order to supplement its ongoing operational cash flow.  The Company issued notes in exchange for cash pursuant to the following terms.  All notes are due and payable on the fifth anniversary of its issuance at a rate of 5% simple interest.  The Company has the right to convert these notes, including all unpaid principal and any interest thereon, into shares of the Company’s Common Stock at any time prior to full repayment or the Due Date. The total amount borrowed under these terms, through June 30, 2008 was $140,499.

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
June 30, 2008
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

NOTE 10 – PROMISSORY NOTES

    As of June 30, 2008, the Company had $1,812,342 in outstanding promissory notes payable.  These notes are convertible into common stock at conversion rates of 0.09 to 0.13 and bear interest at a rate of 5.0 percent per annum.

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

The directors as of June 30, 2008 were as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Prof. Wolfgang Barnikol, M.D., Ph.D:	73	Former Chief Executive Officer, Chief Financial Officer, and Director*	One Year	Apr 18, 2001

Joachim Fleing, Ph.D.	55	Chief Financial Officer, Director*	One Year	Dec 13, 2003

Prof. Joachim Lutz, M.D., Ph.D.	74	Non-Executive Director	One Year	Aug, 1997

Thomas Striepe	44	Chief Executive Officer, Director*	One Year	Feb 7, 2005

    *In April Prof Barnikol resigned from his Executive Officer positions.  Subsequent to the period covered by this report, he also resigned from his position as a Director of the company effective September 30, 2008.   On April 8, 2008, the Board of Directors appointed Thomas Striepe to serve as Chief Executive Officer of the Company.  On April 8, 2008, the Board of Directors appointed Joachim Fleing to serve as Chief Financial Officer of the Company.  See Item 8B, Other Information above.

    None of the Directors are related to one another.  None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

    The Company has an agreement with Professor Barnikol, the Company’s former President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions (See below: Item 12 Certain Relationships and Related Transactions).  No royalties were paid or earned in fiscal 2008 and 2007.

    Since July, 2002, the Company has an agreement with Joachim Fleing under which the latter serves as a communications specialist on an hourly basis.

    The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI.

    The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2008, are set out below:

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total(1) ($) (j)
Prof. Wolfgang (2)Barnikol CEO, CFO	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Thomas Striepe CEO	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. Joachim Fleing (3) CFO	2008 2007 2006	5,954 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	5,954 0 0

(1)	All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.
(2)	In April, 2008, Prof Barnikol resigned from his Executive Officer positions. On April 8, 2008, the Board of Directors appointed Thomas Striepe to serve as Chief Executive Officer of the Company and Joachim Fleing to serve as Chief Financial Officer of the Company. See Item 8B, Other Information above.
(3)	Compensation resulting from the communications service agreement. See Item 8B, Other Information above.

Narrative Disclosure to Summary Compensation Table

    The Company has an agreement with Professor Barnikol, the Company’s CEO and CFO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions (See below: Item 12 Certain Relationships and Related Transactions).  No royalties were paid or earned in fiscal 2008 and 2007.

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

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Prof. Wolfgang Barnikol (1)	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Joachim Lutz	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Thomas Striepe	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Joachim Fleing	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)	Subsequent to the period covered by this report, Prof Barnikol resigned from his position as a Director of the company. See Item 8B, Other Information above

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

Stock Incentive Plan

    On April 28, 2004, the company adopted the 2004 Employee Stock Incentive Plan. Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiaries.  1,000,000 shares of common stock were issued under the plan in Sangui’s 2005 and 2006 financial years.

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

ITEM 14.     Principal Accountant Fees and Services.

Independent Public Accountants

    The Company’s independent accountants for the fiscal year ended June 30, 2008 and June 30, 2007 were Moore & Associates, Chartered.

    (a)           Audit Fees.  For the fiscal year ended 2008, the aggregate fees billed by Moore & Associates, Chartered for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $16,000.

    (b)           Audit-Related Fees.  For the fiscal year ended 2008 fees billed by Moore & Associates, Chartered , were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

    (c)           Tax Fees.  For the fiscal years ended 2008 and 2007, Moore & Associates, Chartered did not bill any fees for tax compliance services.  The auditors did not provide tax-planning advice for the fiscal years ended 2008 and 2007.

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