Form 10-Q
period 2008-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2008-11-19
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: September 30, 2008; or

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

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   As of November 15, 2008, there were 50,000,000 shares of the issuer's Common Stock, no par value, issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-Q

For the Quarter Ended September 30, 2008

INDEX
----------

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.................................................................................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .....................................	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ...........................................................................................	13
Item 4.	Controls and Procedures ........................................................................................................................................................	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings ....................................................................................................................................................................	13
Item 1A.	Risk Factors ..............................................................................................................................................................................	13
Item 2.	Changes in Securities and Use of Proceeds ........................................................................................................................	13
Item 3.	Default Upon Senior Securities ..............................................................................................................................................	13
Item 4.	Submission of matters to a Vote of Security Holders .........................................................................................................	13
Item 5.	Other Information .....................................................................................................................................................................	13
Item 6.	Exhibits .......................................................................................................................................................................................	14

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

    Our unaudited consolidated balance sheet as of September 30, 2008 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2008 and 2007, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 2008 and 2007, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2008	2008
CURRENT ASSETS	(Unaudited)

Cash	$65,457	$229,717
Accounts receivable	4,200	5,021
Inventory	149,450	127,109
Shareholder loans receivable	422,505	533,059
Prepaid expenses and other assets	16,602	28,627

Total Current Assets	658,214	923,533

FIXED ASSETS, Net

Property and equipment	5,395	7,021

Total Fixed Assets	5,395	7,021

OTHER ASSETS

Tax refunds receivable	27,680	40,166
Other miscellaneous assets	214,486	221,208

Total Other Assets	242,166	261,374

TOTAL ASSETS	$905,775	$1,191,928

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$297,285	$317,378
Notes payable	1,952,841	1,952,841
Notes payable - related	-	0

Total Current Liabilities	2,250,126	2,270,219

TOTAL LIABILITIES	2,250,126	2,270,219

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares
authorized, 50,000,000 shares
issued and outstanding	18,969,358	18,969,358
Additional paid-in capital	3,138,674	3,138,674
Accumulated other comprehensive income	89,864	154,272
Accumulated deficit	(23,542,247)	(23,340,595)

Total Stockholders' Equity (Deficit)	(1,344,351)	(1,078,291)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$905,775	$1,191,928

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2008	2007

REVENUES	$2,259	$-

COST OF SALES	-	-

GROSS PROFIT	2,259	-

OPERATING EXPENSES

Research and development	30,694	89,502
Depreciation and amortization	1,405	1,214
General and administrative	157,344	139,391

Total Operating Expenses	189,443	230,107

OPERATING LOSS	(187,184)	(230,107)

OTHER INCOME (EXPENSE)

Interest income	7,564	-
Interest expense	(22,032)	(12,827)
Other income (loss)	-	-

Total Other Income (Expense)	(14,468)	(12,827)

NET LOSS	(201,652)	(242,934)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	(64,408)	868,172
Unrealized gain on marketable securities	-	-

Total Other Comprehensive Income	(64,408)	868,172

COMPREHENSIVE INCOME (LOSS)	$(266,060)	$625,238

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	50,000,000	50,000,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(201,652)	$(242,934)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,405	1,214
Common stock issued for services	-	-
Changes in operating assets and liabilities
Decrease in accounts receivable	821	11,957
Decrease (Increase) in inventories	(22,341)	(5,984)
(Increase) decrease in prepaid expenses and other assets	12,025	5,215
(increase) decrease in other assets	19,208	9,705
Increase (decrease) in accounts payable
and accrued expenses	(20,093)	(18,541)

Net Cash Used by Operating Activities	(210,627)	(239,368)

CASH FLOWS FROM INVESTING ACTIVITIES	221	(2,752)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on shareholder loans receivable	110,554	-
Cash received on promissory notes	-	1,265,465
Payment of notes payable	-	(134,742)

Net Cash Provided by Financing Activities	110,554	1,130,723

EFFECT OF EXCHANGE RATE CHANGES	(64,408)	(868,172)

NET INCREASE (DECREASE) IN CASH	(164,260)	20,431

CASH AT BEGINNING OF PERIOD	229,717	24,548

CASH AT END OF PERIOD	$65,457	$44,979

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-

  The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2008. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $23,542,247 as of September 30, 2008 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $201,652 during the three months ended September 30, 2008 and used cash in operating activities of $210,627 for the three months ended September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At September 30, 2008 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2008, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 3 – PROMISSORY NOTES

As of September 30, 2008, the Company had $1,952,841 in outstanding promissory notes payable.  These notes are convertible into common stock at conversion rates of 0.09 to 0.13 and bear interest at a rate of 5.0 percent per annum.

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

    As of October 12, 2008, subsequent to the period covered by this report, SanguiBioTech GmbH and Fanales GmbH, Recklinghausen, Germany, entered into a cooperation with regard to marketing and sales of the Pure Moisture cosmetics.  The agreement comprises an initial test phase of six months.  Under the terms of the mutually non-exclusive agreement, Fanales will sell Sangui’s Pure Moisture cosmetics in a specialized shop in Dusseldorf and strive to establish additional distribution channels.

Chitoskin Wound Pads

    In October, 2008, subsequent to the period covered in this report, management and the medical staff of SanguiBioTech GmbH held a series of presentations at leading medical institutions in the Kingdom of Jordan.  The series of presentations had been organized by Abu-Jabir Industrial and Marketing Consulting.  This company is currently establishing a sales network for Sangui products in the Arab countries.  Their distribution partner in Jordan will be the pharmaceuticals trading house Nobles Medical Supplies.

FINANCIAL POSITION

    The Company's current assets decreased $265,319, or 29%, from June 30, 2008 to $658,214 at September 30, 2008.  The decrease is primarily attributable to a $164,260 decrease in cash and a $110,554 decrease in shareholder loans receivable.

    The Company's net property and equipment decreased $1,626, or 23% from June 30, 2008 to $5,395 at September 30, 2008.  The decrease is primarily attributable to current period depreciation, partially offset by minor purchases of fixed assets.

    The Company funded its operations primarily through its existing cash reserves and cash received from the issuance of promissory notes payable.  During the three months ended September 30, 2008, the Company's stockholders' deficit increased $266,060.  This increase is due primarily to the Company's current period net loss of $201,652, and to other comprehensive income related to fluctuations in foreign currency exchange rates.

RESULTS OF OPERATIONS

Three months ended September 30, 2008 and 2007:

    RESEARCH AND DEVELOPMENT.  Research and development expenses decreased significantly to $30,694 in 2008 from $89,502 in 2007.  The decrease is mainly attributed to the Company’s attempting to further develop markets for its existing product base.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 11% to $157,344 in 2008 from $139,391 in 2007.  This increase is mainly attributed to the Company’s emphasis on becoming current with its audit process and its filings with the Securities and Exchange Commission, in addition to its attempt to solidify the Company’s standing in new and existing markets.

    DEPRECIATION AND AMORTIZATION.  Depreciation increased 14% to $1,405 in 2008 from $1,214 in 2007.  This increase is mainly attributed to the small purchases of additional fixed assets.

    NET LOSS.  As a result of the above and other factors, the Company's consolidated net loss was $201,652, or $0.00 per common share, for the three months ended September 30, 2008, compared to $242,934, or $0.01 per common share, during the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended September 30, 2008, net cash used in operating activities decreased to $210,627 from $239,368 in the corresponding period in 2007, primarily related to the Company’s decreased net loss for the period.

    The Company had a working capital deficit of $1,591,912 at September 30, 2008, an increase of $245,226 from June 30, 2008.  At September 30, 2008, the Company had cash of $65,457.  The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum). Dr. Felfe's claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately 370,000 euros (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06). Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary. The claim by Dr. Felfe has been declared pending by the Industrial Relations Court until a final judgment is rendered by the Federal Supreme Court in the appeal to the above civil case. The Company believes the claim lacks merit and plans to vigorously defend this claim.

    The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

ITEM 1A - RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

Resignation of Director

    On September 30, 2008, Prof. Dr. Dr. Wolfgang Barnikol submitted his resignation as a Director of the Board of Directors of the Registrant, effective as of September 30, 2008. There were no disagreements between the Registrant and Dr. Barnikol that led to his resignation.

ITEM 6 - EXHIBITS

2.1	Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated November 3, 1999 (2)
10.1	Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000 (2)
10.2	Fee Agreement between GlukoMeditech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.3	Fee Agreement between SanguiBiotech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.4	Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.5	Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.6	Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999 (2)
10.7	Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000 (2)
10.8	Appropriation Notice from North-Rhine-Westphalia to GlukoMediTech AG dated November 30, 1998 (2)
10.9	Appropriation Notice from North-Rhine-Westphalia SanguiBiotech AG dated November 30, 1998 (2)
10.10	Lease Contract for Business Rooms between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 6, 2000 (2)
10.11	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000 (2)
10.12	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000 (2)
10.13	Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)
10.14	Prolongation Letter for SanguiBiotech AG Grants (4)
16.1	Auditor Letter from HJ & Associates, LLC (5)
21.1	Subsidiaries of the Company (6)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith
99.01	Press Release Dated October 21, 2008, filed herewith
99.02	Press Release Dated October 22, 2008, filed herewith
99.03	Press Release Dated October 29,2008, filed herewith
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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 19, 2008     /s/ Thomas Striepe
                    __________________________________________
                    By: Thomas Striepe
                    Chief Executive Officer

Dated: November 19, 2008     /s/ Joachim Fleing
                    __________________________________________
                    By: Joachim Fleing
                    Chief Financial Officer