Form 10-Q
period 2008-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2009-02-25
CIK 1104280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

    (Mark One)

    [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: December 31, 2008; or

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
Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   As of February 23, 2009, there were 68,163,500 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Report on Form 10-Q

For the Quarter Ended December 31, 2008

INDEX
----------

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.................................................................................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .....................................	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ...........................................................................................	13
Item 4.	Controls and Procedures ........................................................................................................................................................	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings ....................................................................................................................................................................	13
Item 1A.	Risk Factors ..............................................................................................................................................................................	13
Item 2.	Changes in Securities and Use of Proceeds ........................................................................................................................	13
Item 3.	Default Upon Senior Securities ..............................................................................................................................................	14
Item 4.	Submission of matters to a Vote of Security Holders .........................................................................................................	14
Item 5.	Other Information .....................................................................................................................................................................	14
Item 6.	Exhibits .......................................................................................................................................................................................	15

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

    Our unaudited consolidated balance sheet as of December 31, 2008 and our unaudited consolidated statements of operations for the three month periods ended December 31, 2008 and 2007, and the unaudited consolidated statements of cash flows for the six month periods ended December 31, 2008 and 2007, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2008	2008
CURRENT ASSETS	(Unaudited)

Cash	$42,021	$229,717
Accounts receivable	9,368	5,021
Inventory	134,229	127,109
Shareholder loans receivable	117,776	533,059
repaid expenses and other assets	13,592	28,627

Total Current Assets	316,986	923,533

FIXED ASSETS, Net

Property and equipment	4,491	7,021

Total Fixed Assets	4,491	7,021

OTHER ASSETS

Tax refunds receivable	27,232	40,166
Other non-current assets	213,746	221,208

Total Other Assets	240,978	261,374

TOTAL ASSETS	$562,455	$1,191,928

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	June 30,
	2008	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$295,505	$317,378
Notes payable	140,499	1,952,841

Total Current Liabilities	436,004	2,270,219

TOTAL LIABILITIES	436,004	2,270,219

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 68,048,600 and 50,000,000 shares
issued and outstanding, respectively	21,156,591	18,969,358
Additional paid-in capital	3,138,674	3,138,674
Accumulated other comprehensive income	(331,301)	154,272
Accumulated deficit	(23,837,513)	(23,340,595)

Total Stockholders' Equity (Deficit)	126,451	(1,078,291)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$562,455	$1,191,928

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

REVENUES	$8,858	$7,806	$11,117	$7,806

COST OF SALES	12,239	2,345	12,239	2,345

GROSS PROFIT	(3,381)	5,461	(1,122)	5,461

OPERATING EXPENSES

Research and development	84,610	45,366	115,304	134,868
Depreciation and amortization	801	892	2,206	2,106
General and administrative	190,000	160,062	347,344	299,453

Total Operating Expenses	275,411	206,320	464,854	436,427

OPERATING LOSS	(278,792)	(200,859)	(465,976)	(430,966)

OTHER INCOME (EXPENSE)

Interest income	4,387	-	11,951	-
Interest expense	(21,541)	(14,803)	(43,573)	(27,630)
Other income (loss)	680	-	680	-

Total Other Income (Expense)	(16,474)	(14,803)	(30,942)	(27,630)

LOSS BEFORE INCOME TAXES	(295,266)	(215,662)	(496,918)	(458,596)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(295,266)	$(215,662)	$(496,918)	$(458,596)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	(421,165)	65,375	(485,573)	933,547

Total Other Comprehensive Income	(421,165)	65,375	(485,573)	933,547

COMPREHENSIVE INCOME (LOSS)	$(716,431)	$(150,287)	$(982,491)	$474,951

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	59,024,300	50,000,000	54,512,150	50,000,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(496,918)	$(458,596)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	2,206	2,106
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	(4,347)	7,821
(Increase) decrease in inventories	(7,120)	(6,740)
(Increase) decrease in prepaid expenses and other assets	15,035	8,238
(Increase) decrease in other assets	20,396	12,108
Increase (decrease) in accounts payable and accrued expenses	(21,873)	(9,116)

Net Cash Used in Operating Activities	(492,621)	(444,179)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(2,921)	(2,921)
Disposal of fixed assets	3,245	-

Net Cash Used in Investing Activities	324	(2,921)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on promissory notes	374,891	1,562,102
Cash paid on notes receivable - related	-	(134,742)
Cash received on notes receivable	415,283	-

Net Cash Provided by Financing Activities	790,174	1,427,360

EFFECT OF EXCHANGE RATE CHANGES	(485,573)	(906,547)

NET DECREASE IN CASH	(187,696)	73,713

CASH AT BEGINNING OF PERIOD	229,717	18,497

CASH AT END OF PERIOD	$42,021	$92,210

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$2,187,233	$-

  The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2008. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009.

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

On June 30, 2003, GlukoMediTech AG ("Gluko AG") was merged into Sangui BioTech AG ("Sangui AG"). Effective November 4, 2003, Sangui AG was converted into Sangui BioTech GmbH (Sangui GmbH). After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products.

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

Risk and Uncertainties

The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and medical products (wound dressings and other wound management products)being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $23,837,513 as of December 31, 2008 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $496,918 during the six months ended December 31, 2008 and used cash in operating activities of $492,621 for the six months ended December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At December 31, 2008 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2008, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Inventory

Inventory consists of various raw materials, supplies, and semi-processed and fully processed cosmetics products. The Company values its inventory at the lower of cost or market.  The cost is determined by specific identification method.  Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost.  At December 31, 2008, no reserve for impaired inventory has been recorded.

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

NOTE 4 – SIGNIFICANT EVENTS

During the quarter ended December 31, 2008, the Company increased its authorized common shares from 50 million to 250 million shares.

During the quarter ended December 31, 2008, the Company’s Board of Directors resolved to convert $2,187,233 in promissory notes into 18,163,500 shares of common stock, at conversion rates of $0.09 to $0.13 per share.

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

    On October 12, 2008, SanguiBioTech GmbH and Fanales GmbH, Recklinghausen, Germany, entered into a cooperation with regard to marketing and sales of the Pure Moisture cosmetics.  The agreement comprises an initial test phase of six months.  Under the terms of the mutually non-exclusive agreement, Fanales will sell Sangui’s Pure Moisture cosmetics in a specialized shop in Dusseldorf and strive to establish additional distribution channels.

Chitoskin Wound Pads

    In October, 2008, management and the medical staff of SanguiBioTech GmbH held a series of presentations at leading medical institutions in the Kingdom of Jordan.  The series of presentations had been organized by Abu-Jabir Industrial and Marketing Consulting.  This company is currently establishing a sales network for Sangui products in the Arab countries.  Their distribution partner in Jordan will be the pharmaceuticals trading house Nobles Medical Supplies.

FINANCIAL POSITION

    The Company's current assets decreased $606,547, or 66%, from June 30, 2008 to $316,986 at December 31, 2008.  The decrease is primarily attributable to a $189,696 decrease in cash and a $415,283 decrease in shareholder loans receivable.

    The Company's net property and equipment decreased $2,530, or 36% from June 30, 2008 to $4,491 at December 31, 2008.  The decrease is primarily attributable to current period depreciation, partially offset by minor purchases of fixed assets.

    The Company funded its operations primarily through its existing cash reserves and cash received from the issuance of promissory notes payable.  During the six months ended December 31, 2008, the Company's stockholders' deficit decreased $1,204,742.  This decrease is due primarily to the Company's issuing common stock for debt, partially  offset by the current period net loss of $496,918, and to other comprehensive income related to fluctuations in foreign currency exchange rates.

RESULTS OF OPERATIONS

Three months ended December 31, 2008 and 2007:

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased significantly to $84,610 in 2008 from $45,366 in 2007.  The increase is mainly attributed to the Company’s attempting to further develop its products and add complimentary products to existing product lines.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased to $190,000 in 2008 from $160,062 in 2007.  This increase is mainly attributed to the Company’s emphasis on becoming current with its audit process and its filings with the Securities and Exchange Commission, in addition to its attempt to solidify the Company’s standing in new and existing markets.

    DEPRECIATION AND AMORTIZATION.  Depreciation decreased slightly to $801 in 2008 from $892 in 2007.  This decrease is mainly attributed to certain assets becoming fully depreciated.

    NET LOSS.  As a result of the above and other factors, the Company's consolidated net loss was $295,266, or $0.00 per common share, for the three months ended December 31, 2008, compared to $215,662, or $0.01 per common share, during the comparable period in 2007.

Six months ended December 31, 2008 and 2007:

    RESEARCH AND DEVELOPMENT.  Research and development expenses decreased slightly to $115,304 in 2008 from $134,868 in 2007.  The decrease is mainly attributed to the Company’s attempting to maximize sales through existing product lines.  The Company is seeking additional sources to provide financing for additional research and development.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased to $347,344 in 2008 from $299,453 in 2007.  This increase is mainly attributed to the Company’s emphasis on becoming current with its audit process and its filings with the Securities and Exchange Commission, in addition to its attempt to solidify the Company’s standing in new and existing markets.

    DEPRECIATION AND AMORTIZATION.  Depreciation increased slightly to $2,206 in 2008 from $2,106 in 2007.  This increase is mainly attributed to the purchases of certain small fixed assets.

    NET LOSS.  As a result of the above and other factors, the Company's consolidated net loss was $496,918, or $0.01 per common share, for the six months ended December 31, 2008, compared to $458,596, or $0.01 per common share, during the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended December 31, 2008, net cash used in operating activities increased to $492,621 from $444,179 in the corresponding period in 2007, primarily related to the Company’s decreased net loss for the period.

    The Company had a working capital deficit of $119,018 at December 31, 2008, a decrease of $1,227,668 from June 30, 2008.  At December 31, 2008, the Company had cash of $42,021.  The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On December 19, 2008, the Company filed Amended and Restated Articles of Incorporation with the Colorado Secretary of State thereby increasing the authorized number of shares of common stock available for issuance from 50,000,000 to 250,000,000 shares.  The Company then sought out holders of promissory notes it issued who were willing to convert this debt into common stock of the Company in order to decrease the Company’s outstanding debt.

    On December 29, 2008, the Company's board of directors authorized the issuance of a total of 18,163,500 shares of common stock, at conversion rates of $0.09 to $0.13 per share to satisfy $2,187,233 in outstanding promissory notes.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The Company’s Annual Meeting of Stockholders was held on November 18, 2008 at the Company’s principal executive offices in Witten, Germany.  There were five proposals to be considered at the meeting.  Of the 50,000,000 shares of the Company’s common stock outstanding as of September 22, 2008 (the record date),  21,333,529 shares, or 42.66%, were present or represented by proxy at the meeting.  Since enough shares were not present at the meeting to represent a quorum for voting purposes, the meeting was adjourned until December 17, 2008 in order to permit additional shareholders to submit their votes.

    At the reconvened Annual Meeting of Stockholders on December 17, 2008, of the 50,000,000 shares of the Company's common stock as of the record date, 25,326,973 shares, or 50.65%, were present or represented by proxy, a quorum was present and the results of the voting are as follows:

Proposal One

     The stockholders elected the Company’s three nominees to its Board of Directors to each serve for a one-year term, each until his successor is duly elected.  The table below presents the results of the election.

Name	For	Withheld
Thomas Striepe	25,098,473	228,500
Joachim Fleing	25,103,473	223,500
Hubertus Schmelz	25,104,473	222,500

Proposal Two

    The stockholders ratified the appointment of Moore & Associates, Chartered as the Company's independent accountants for the fiscal years ending June 30, 2008 and 2009.  The ratification of the independent accountants was approved by 97.2% of the vote; this proposal received 24,617,402 votes for, 339,211 votes against, and 370,360 abstentions.

Proposal Three

    Approval of the Amended and Restated Articles of the Company, which increased the aggregate number of shares which the Company is authorized to issue to 260,000,000 shares, of which 250,000,000 shares are to be common stock, without par value, and 10,000,000 shares are to be preferred stock, without par value, was approved by 71.4% of the vote; this proposal received 18,075,911 votes for, 870,252 votes against, and 458,860 abstentions.

Proposal Four

    The Amended and Restated Bylaws of the Company were approved by 73.3% of the votes; this proposal received 18,568,163 votes for, 246,000 votes against, and 590,860 abstentions.

Proposal Five

    The ratification of the Amended and Restated Sangui Biotech International Inc. Long-Term Incentive Plan, and to reserve an additional 10,000,000 shares of common stock for issuance hereunder, was approved by 73.2% of the votes; this proposal received 18,549,888 votes for, 346,275 votes against, and 508,860 abstentions.

ITEM 5 - OTHER INFORMATION

Amended and Restated Articles of Incorporation

    On December 19, 2008, the Company filed Amended and Restated Articles of Incorporation with the Colorado Secretary of State increasing its authorized capital from 50,000,000 shares of common stock, no par value to 250,000,000 shares of common stock, no par value.  The Amended and Restated Articles of Incorporation became effective immediately upon filing.

ITEM 6 - EXHIBITS

2.1	Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Amended and Restated Article of Incorporation, filed herewith
3.4	Amended and Restated Bylaws, filed herewith
4.1	Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated November 3, 1999 (2)
10.1	Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000 (2)
10.2	Fee Agreement between GlukoMeditech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.3	Fee Agreement between SanguiBiotech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.4	Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.5	Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.6	Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999 (2)
10.7	Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000 (2)
10.8	Appropriation Notice from North-Rhine-Westphalia to GlukoMediTech AG dated November 30, 1998 (2)
10.9	Appropriation Notice from North-Rhine-Westphalia SanguiBiotech AG dated November 30, 1998 (2)
10.10	Lease Contract for Business Rooms between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 6, 2000 (2)
10.11	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000 (2)
10.12	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000 (2)
10.13	Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)
10.14	Prolongation Letter for SanguiBiotech AG Grants (4)
10.15	Amended and Restated Long-Term Incentive Plan, filed herewith
16.1	Auditor Letter from HJ & Associates, LLC (5)
21.1	Subsidiaries of the Company (6)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith
99.01	Press Release Dated December 11, 2008, filed herewith
99.02	Press Release Dated December 19, 2008, filed herewith
99.03	Press Release Dated February 9, 2009, filed herewith
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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: February 23, 2009        /s/ Thomas Striepe
                    __________________________________________
                    By: Thomas Striepe
                    Chief Executive Officer

Dated: February 23, 2009        /s/ Joachim Fleing
                    __________________________________________
                    By: Joachim Fleing
                    Chief Financial Officer