Form 10-Q
period 2009-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2009-05-21
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

Commission file number: 0-21271

SANGUI BIOTECH INTERNATIONAL, INC.

 (Exact name of Registrant as specified in Its Charter)

Colorado	84-1330732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Alfred-Herrhausen-Str. 44, 58455 Witten, Germany

(Address of Principal Executive Offices)

011-49-2302-915-204

(Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes    X          No        .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                                                         Yes       .          No        ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .

Non-Accelerated Filer .	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes        .         No    X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   As of May 19, 2009, there were 68,163,500 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2009

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

Our unaudited consolidated balance sheet as of March 31, 2009 and our unaudited consolidated statements of operations for the three month periods ended March 31, 2009 and 2008, and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 2009 and 2008, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash	$22,410	$229,717
Accounts receivable	18,792	5,021
Inventory	119,491	127,109
Shareholder loans receivable	-	533,059
Prepaid expenses and other assets	10,316	28,627

Total Current Assets	171,009	923,533

FIXED ASSETS, Net

Property and equipment	3,570	7,021

Total Fixed Assets	3,570	7,021

OTHER ASSETS

Tax refunds receivable	45,104	40,166
Other non-current assets	191,371	221,208

Total Other Assets	236,475	261,374

TOTAL ASSETS	$411,054	$1,191,928

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$337,658	$317,378
Notes payable	140,499	1,952,841

Total Current Liabilities	478,157	2,270,219

TOTAL LIABILITIES	478,157	2,270,219

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 68,048,600 and 50,000,000 shares
issued and outstanding, respectively	21,156,591	18,969,358
Additional paid-in capital	3,138,674	3,138,674
Accumulated other comprehensive income	(334,810)	154,272
Accumulated deficit	(24,027,558)	(23,340,595)

Total Stockholders' Equity (Deficit)	(67,103)	(1,078,291)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$411,054	$1,191,928

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

REVENUES	$23,504	$2,378	$34,621	$10,184

COST OF SALES	6,380	4,459	18,619	6,804

GROSS PROFIT	17,124	(2,081)	16,002	3,380

OPERATING EXPENSES

Research and development	56,181	50,547	171,485	185,415
Depreciation and amortization	631	875	2,837	2,981
General and administrative	130,952	172,649	478,296	472,102

Total Operating Expenses	187,764	224,071	652,618	660,498

OPERATING LOSS	(170,640)	(226,152)	(636,616)	(657,118)

OTHER INCOME (EXPENSE)

Interest income	349	102	12,300	102
Interest expense	(19,780)	(17,770)	(63,353)	(45,400)
Other income (loss)	26	-	706	-

Total Other Income (Expense)	(19,405)	(17,668)	(50,347)	(45,298)

LOSS BEFORE INCOME TAXES	(190,045)	(243,820)	(686,963)	(702,416)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(190,045)	$(243,820)	$(686,963)	$(702,416)

OTHER COMPREHENSIVE INCOME

Foreign currency adjustments	(3,509)	(84,658)	(489,082)	848,889

Total Other Comprehensive Income	(3,509)	(84,658)	(489,082)	848,889

COMPREHENSIVE INCOME (LOSS)	$(193,554)	$(328,478)	$(1,176,045)	$146,473

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	68,048,600	50,000,000	59,024,300	50,000,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine
	Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(686,963)	$(702,416)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	2,837	2,981
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	(13,771)	8,829
(Increase) decrease in inventories	7,618	(23,966)
(Increase) decrease in prepaid expenses and other assets	18,311	5,638
(Increase) decrease in other assets	24,899	(3,912)
Increase (decrease) in accounts payable and accrued expenses	20,280	73,762
Net Cash Used in Operating Activities	(626,789)	(639,084)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(2,921)	(4,927)
Disposal of fixed assets	3,535	-
Net Cash Used in Investing Activities	614	(4,927)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on promissory notes	374,891	1,648,512
Cash paid on notes receivable - related	-	(134,742)
Cash received on notes receivable	533,059	-
Net Cash Provided by Financing Activities	907,950	1,513,770

EFFECT OF EXCHANGE RATE CHANGES	(489,082)	(848,889)

NET DECREASE IN CASH	(207,307)	20,870

CASH AT BEGINNING OF PERIOD	229,717	18,497

CASH AT END OF PERIOD	$22,410	$39,367

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$2,187,233	$-

  The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2008. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $24,027,558 as of March 31, 2009 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $686,963 during the nine months ended March 31, 2009 and used cash in operating activities of $626,789 for the nine months ended March 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At March 31, 2009 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2009, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Inventory

Inventory consists of various raw materials, supplies, and semi-processed and fully processed cosmetics products.  The Company values its inventory at the lower of cost or market.  The cost is determined by specific identification method.  Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost.  At March 31, 2009, no reserve for impaired inventory has been recorded.

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

NOTE 4 – SIGNIFICANT EVENTS

During the nine months ended March 31, 2009, the Company increased its authorized common shares from 50 million to 260 million shares.

During the nine months ended March 31, 2009, the Company’s Board of Directors resolved to convert $2,187,233 in promissory notes into 18,163,500 shares of common stock, at conversion rates of $0.09 to $0.13 per share.

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

Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners.  Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging, as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop as of mid September 2006 which generates consistent sales, albeit at a low level.

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

FINANCIAL POSITION

The Company's current assets decreased approximately $752,524, or 81%, from June 30, 2008 to approximately $171,009 at March 31, 2009.  The increase is primarily attributable to the Company’s receipt of shareholder loans receivable, and cash decreased resulting from operating expenses.

The Company's net property and equipment increased approximately $3,451, or 49% from June 30, 2008 to approximately $3,570 at March 31, 2009.  The increase is primarily attributable to purchases of small office equipment items, partially offset by current period depreciation.

The Company funded its operations primarily through its existing cash reserves and cash received from the issuance of promissory notes.  The Company's stockholders' deficit decreased approximately $1,011,188.  The primary factor behind this increase was the Company’s issuance of common stock upon conversion of promissory notes.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 and 2008:

REVENUES - The Company’s revenues increased 888% to $23,504 during the three months ended March 31, 2009, as compared to the comparable period in 2008.  Cost of sales increased 43% to $6,380 as compared to the comparable period in 2008.  These increases were primarily the result of a more focused sales effort with respect to the Company’s most profitable product lines.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $9,447 to approximately $56,181 in 2009 from approximately $50,547 in 2008.  The increase is mainly attributed to the Company seeking to expand its product base to meet the demands of new and emerging markets.  The Company is seeking additional sources to provide financing for additional research and development.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased 24% to approximately $130,952 in 2009 from approximately $172,649 in 2008.  This decrease is mainly attributed to the ongoing refocusing program.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $244 to approximately $631 in 2009 from approximately $875 in 2008.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $190,045, or approximately $0.00 per common share, for the three months ended March 31, 2009, compared to approximately $243,820, or $0.00 per common share, during the comparable period in 2008.

Nine months ended March 31, 2009 and 2008:

REVENUES - The Company’s revenues increased 236% to $10,184 during the nine months ended March 31, 2009, as compared to the comparable period in 2008.  Cost of sales increased 174% to $18,619 as compared to the comparable period in 2008.  These increases were primarily the result of a more focused sales effort with respect to the Company’s most profitable product lines.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $13,930 to approximately $171,485 in 2009 from approximately $185,415 in 2008.  The decrease is mainly attributed to the Company seeking to refocus on the marketing and sale of its most profitable products.  The Company is seeking additional sources to provide financing for additional research and development.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 1% to approximately $478,296 in 2009 from approximately $472,102 in 2008.  This insignificant increase is primarily attributable to the fact that the Company continues to grow as its product lines and market base continues to increase.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $144 to approximately $2,837 in 2009 from approximately $2,981 in 2008.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS.  As a result of the above factors, the Company's consolidated net loss was approximately $686,963, or approximately $0.01 per common share, for the nine months ended March 31, 2009, compared to approximately $702,416, or $0.01 per common share, during the comparable period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2009, net cash used in operating activities increased to approximately $626,789, from approximately $639,084 in the corresponding period in 2008, primarily related to a decrease in the Company's consolidated net loss as a result of the ongoing refocusing program.

The Company had a working capital deficit of approximately $307,148 at March 31, 2009, a decrease of approximately $1,039,538 from June 30, 2008 due primarily to the Company's conversion of outstanding notes payable into commons stock.  At March 31, 2009, the Company had cash of approximately $22,410.  The Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is a material weakness due to the lack of segregation of duties.  In order to address and resolve this weakness we will evaluate our resources and endeavor to locate and appoint additional qualified personnel to the pertinent management positions.  Additionally, the Company has not instituted specific anti-fraud controls.  While management found no evidence of fraudulent activity, the chief accounting officer has access to both accounting records and corporate assets, principally the operating bank account.  Management believes this exposure to potential fraudulent activity is not significant either to the operations of the company or to the financial reporting; however, management is in the process of instituting controls specifically designed to address this material weakness, so as to prevent and detect—on a timely basis—any potential loss due to fraudulent activity.

This Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

2.1	Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Amended and Restated Article of Incorporation (7)
3.4	Amended and Restated Bylaws, filed herewith (7)
4.1	Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated November 3, 1999 (2)
10.1	Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000 (2)
10.2	Fee Agreement between GlukoMeditech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.3	Fee Agreement between SanguiBiotech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.4	Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.5	Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.6	Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999 (2)
10.7	Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000 (2)
10.8	Appropriation Notice from North-Rhine-Westphalia to GlukoMediTech AG dated November 30, 1998 (2)
10.9	Appropriation Notice from North-Rhine-Westphalia SanguiBiotech AG dated November 30, 1998 (2)
10.10	Lease Contract for Business Rooms between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 6, 2000 (2)
10.11	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000 (2)
10.12	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000 (2)
10.13	Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)
10.14	Prolongation Letter for SanguiBiotech AG Grants (4)
10.15	Amended and Restated Long-Term Incentive Plan (7)
16.1	Auditor Letter from HJ & Associates, LLC (5)
21.1	Subsidiaries of the Company (6)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith
99.01	Press Release Dated February 9, 2009, filed herewith

_____________________________________________________________________________________

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

(3) Filed as an exhibit to the amended report on Form 10-KSB/A for the period ended June 30, 2000, filed on November 20, 2000

(4) Filed as an exhibit to the report on Form 10-KSB for the period ended June 30, 2001, filed on September 28, 2001

(5) Filed as an exhibit to the report on Form 8-K/A filed on October 9, 2007

(6) Filed as an exhibit to the report on Form 10-QSB for the period ended September 30, 2006, filed on June 10, 2008

(7) Filed as an exhibit to the report on Form 10-Q for the period ended December 31, 2008, filed on February 24, 2009

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: May 20, 2009

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: May 20, 2009

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer