Form 10-K
period 2009-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2010-12-03
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

Commission File Number: 0-21271

_______________________

SANGUI BIOTECH INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1330732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Alfred Herrhausen Street 44, Witten Germany	58455
(Address of Principal Executive Offices)	(Zip Code)

49 (2302) 915-200

(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes      . No  X .

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that a Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2009 based upon the price at which the common stock was last sold, was approximately $11,848,606.

The number of shares of the Registrant's common stock issued and outstanding on November 30, 2010 was 86,587,446

Table of Contents

CAUTIONARY STATEMENT

Some of the statements contained in this Form 10-K for Sangui Biotech International, Inc. (the “Company” or “SGBI”) discuss future expectations, contain projections of results of operation or financial condition or state other “forward-looking” information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

•

the success or failure of management's efforts to implement their business strategy;

•

the ability of the Company to raise sufficient capital to meet operating requirements;

•

the uncertainty of consumer demand for our products;

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

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Sangui BioTech, Inc. (SBT) was incorporated in Delaware on August 2, 1996, and began operations in October 1996. Shortly after the formation of SBT, the shareholders of SanguiBioTech AG (Sangui GmbH) and GlukoMediTech AG (Gluko AG) agreed to a share swap in which all of the outstanding shares held by the shareholders would be exchanged for shares of SBT, thereby making Sangui GmbH and Gluko AG wholly owned subsidiaries of SBT. In August 1997, a publicly held company, Citadel Investment System, Inc., a Colorado corporation (Citadel), acquired one hundred percent (100%) of the outstanding common shares of Sangui BioTech, Inc., and as a result, Sangui BioTech, Inc. became a wholly owned subsidiary of Citadel. Thereafter, Citadel changed its name to Sangui BioTech International, Inc. (the Company or SGBI).

Until the end of its fiscal year 2003, SGBI's business operations were conducted through wholly owned subsidiaries. During the first quarter of the 2003 fiscal year, SBT sold its assets, and commenced a wind-down of its U.S. business operations. SBT was merged with and into SGBI effective December 31, 2002. Gluko AG was merged with Sangui GmbH effective June 30, 2003.

Sangui GmbH, the only remaining subsidiary of SGBI, develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof. Sangui GmbH has also developed an anti-aging cosmetic and a number of related products aimed at improving oxygen supply to the skin. Enhanced oxygen supply is the key to improved wound healing; therefore the Company has extended its product portfolio to contain wound pads and other wound management products. The facilities of Sangui GmbH are located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany.

To date, neither SGBI nor its subsidiaries has had profitable operations. The Company has never been profitable, and through June 30, 2009, SGBI's accumulated deficit has exceeded $25.9 million. The Company expects to continue to incur substantial losses over the next several years as it pursues its research and development efforts, testing activities and other growth operations. SGBI's most promising potential products in the area of artificial oxygen carriers are still in early development stages. As such the Company will need to obtain substantial additional capital to continue its research and development. At this time, given the current market conditions, the Company has adopted a program aimed at cost reductions and at refocusing SGBI’s funds to accelerate time to market for its most promising and mature products. The Company’s current key sales focus is on selling its existing cosmetics and wound management products to distribution partners, identifying additional industrial and distribution partners for its patents and products, and on obtaining the additional financial resources necessary to finalize the certification processes of its development products. No assurance can be given that SGBI’s program will be successful.

BUSINESS OF THE COMPANY

The Company's mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products. The Company develops its products through its German subsidiary, Sangui GmbH. We are seeking to market and sell some, or all, of our products through partnerships with industry partners.

The Company’s focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes. We have thus far focused our development and commercialization efforts of such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes. In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin.

SanguiBio GmbH holds the exclusive distribution rights for Chitoskin wound pads for the European Union and various other countries. We have filed a patent cooperation treatment application (PCT) for the production and use of improved Chitoskin wound pads using gelatine instead of collagen as the carrier substance.

PRODUCTS OF THE COMPANY

Artificial Oxygen Carriers

We develop several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to those of native hemoglobin. These are (1) oxygen carrying blood additives, and (2) oxygen carrying blood volume substitutes.

In December 1997, we decided that porcine hemoglobin should be used as the basic material for artificial oxygen carriers. In March 1999, we decided which hemoglobin hyperpolymer would go into preclinical investigation, that glutaraldehyde would be utilized as a cross linker, and further that the polymer hemoglobin be chemically masked to prevent protein interaction in blood plasma. The fine adjustment of the molecular formula of the artificial oxygen carriers - optimized for laboratory scale production - was finalized in the summer of 2000.

The experiments completed in our laboratories demonstrated that it is possible to polymerize hemoglobins isolated from porcine blood resulting in huge soluble molecules, so-called hyperpolymers. In August 2000, we finalized our work on the pharmaceutical formulation of the oxygen carrier for laboratory scale. In February 2001 a pilot production in a laboratory scale was carried out in our clean room. The resulting product was successfully applied in animal tests, moreover, single volunteers underwent pilot self-experiments.

The blood additives and blood substitute projects were halted in 2003 due to the lack of financing for the pre-clinical test phase. In October 2006, a contract was entered into between SanguiBioTech GmbH and ERC Nano Med S.A. de C.V. of Monterrey, Mexico (ERC), which provides that ERC will establish a production facility in Mexico to produce sufficient quantities of the blood additive. In cooperation with the Mexican National Health Organizations, ERC will initiate the necessary steps to begin the pre-clinical test phase for the products in due course.

According to regulatory requirements, all drugs must complete preclinical and clinical trials before approval (Government Regulation; No Assurance of Product Approval, see Certain Business Risks below) and market launch. The Company’s management believes that the European and United States FDA approval process will take at a minimum several years to complete.

Nano Formulations for the Regeneration of the Skin

Healthy skin is supplied with oxygen both from the inside, by way of the blood circulation, as well as through diffusion from the outside. A lack of oxygen will cause degenerative alterations, ranging from premature aging, to surface damage, and even as extensive as causing open wounds. The cause for the lack of oxygen may be a part of the normal aging process, but it may also be caused by burns, radiation, trauma, or a medical condition. Impairment of the blood flow, for example caused by diabetes mellitus or by chronic venous insufficiency, can also lead to insufficient oxygen supply and the resulting skin damage.

Our nano-emulsion-based preparations have been designed to support the regeneration of the skin by improving its oxygen supply. The products were thoroughly tested by an independent research institute and received top marks for skin moisturization, and enhanced skin elasticity, respectively.

In the course of its 2008 fiscal year, we developed a comprehensive cosmetics series comprising five separate formulations including a novel skin purifier and a face care formulation using hyaluronic acid as an additional moisturizing agent. Marketing and distribution of the new series started in September, 2008. Sales of this series have remained at a low level throughout the 2009 fiscal year.

Our cosmetic business model is reliant upon cooperation with our manufacturing and distribution partners. We have our various formulations produced by a contract manufacturer and sell quantities of the products either in bulk or in customized private label packaging as requested. In addition, we started to sell our cosmetic products under our own brand “Pure MO2isture” via an internet shop in September 2006.

Chitoskin Wound Pads

Usually, normal (“primary”) wounds tend to heal over a couple of days without leaving scars following a certain sequence of phases. Burns and certain diseases impede the normal wound healing process, resulting in large, hardly healing (“secondary”) wounds which only close by growing new tissue from the bottom. Wound dressings serve to safeguard the wound with its highly sensitive new granulation tissue from mechanical damage as well as from infection. Using the natural polymer chitosan, Sangui’s Chitoskin wound dressings show outstanding properties in supporting wound healing.

In March 2005, SanguiBioTech GmbH was awarded the CE mark for this product. The CE mark authorizes the Company to distribute and sell this medical product in the member countries of the European Union and such other countries that accept the CE mark as a valid product authorization. At the same time, we successfully passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications. The “Chitoskin” trademark was granted to the company for the European countries effective November 1, 2004.

Our business model in this field is reliant upon cooperation with our manufacturing and distribution partners. We have our wound pads produced by a certified contract manufacturer and sell the products to specialized industry partners. For the European markets, Karl Beese GmbH (“KB”), a leading German vendor and distributor of hospital supplies, acted as the lead distributor until September 2010, when our contract with KB expired. As of the date of this report we have not sought to renew our contract with KB, nor have we sought out other distribution partners.

In the course of our 2008 fiscal year we started to develop a new and improved wound pad formulation for surgical applications. Different variations of the formulation were tested in the USA and in Europe. After diligent evaluation of the test results, we now plan to amend the test design in order to arrive at a comprehensive set of basic data for future clinical testing.

In the course of our 2009 fiscal year we have intensified our search for a new contract manufacturer able and willing to produce wound dressings at a reasonable price and of the required quality. Test productions were carried out at different facilities. The impact of the then critical economic situation, especially on manufacturing industries, thus far prevented the closing of a production and delivery agreement with one of the possible manufacturing partners.

Hemospray Wound Spray

SanguiBioTech GmbH has developed a novel medical product aimed at the healing of chronic wounds. Chronic wounds are a medical problem of increasing importance as they originate from widespread risk factors such as diabetes, obesity, smoking etc. Lack of oxygen supply to the cells in the wound ground is the main reason why those wounds lose their genuine healing power. Based on its concept of artificial oxygen carriers, our Hemospray wound spray product bridges the watery wound surface and permits an enhanced afflux of oxygen to the wound ground.

In 2007, subsequent to a series of successful individual therapies in Germany, and under a cooperation agreement with SanguiBioTech GmbH signed October 2006, ERC Nano-Med of Monterrey, Mexico, established its wholly-owned subsidiary Sangui Latino-America (SLA). SLA opened two wound ambulances and carried out a large number of successful wound treatments using our products in preparation of the planned registration of Hemospray for the Latin American markets.

Product registration procedures have been initiated in Mexico and Europe. In the course of our 2008 fiscal year we submitted the required independent expert opinions about the toxicological and virological status of Hemospray to the Notified Body. A Notified Body, in the European Union, is an organization that has been accredited by a Member State to assess whether a product meets certain preordained standards. Assessment can include inspection and examination of a product, its design and manufacture. For example, a Notified Body may designate that a medical device conforms to the EU Medical Devices Directive, which defines the standards for medical devices. With this Declaration of Conformity, the manufacturer can label the product with the CE Mark, which is required for distribution and sale in the EU.

In the course of our 2009 fiscal year, we provided the required comprehensive documentation to the Notified Body, another important milestone in the registration according to the CE standards of the European Union. The documentation is currently being investigated by experts representing the Notified Body. Their consent provided the final stage of the certification process will be the establishing and validating of the production facility.

Starting in January, 2009, the Health Authorities of the Mexican State of Tamaulipas in cooperation with SLA and supported by SanguiBioTech GmbH carried out a randomised comparative clinical study with numerous patients in the Civil Hospital of Ciudad Victoria, the state capital. The vast majority of the patients treated with our Hemospray were healed, their wounds closed, while the patients of the control group did not respond in similar manner to the conventional treatment. For ethical reasons the control group was abandoned, the patients were successfully being treated using the Sangui system. Only three patients did not respond to either therapy, in one case the wound reappeared shortly after the treatment.

After a successful registration of Hemospray, our business model in this field will be reliant upon cooperation with its manufacturing and distribution partners. Sangui has its wound spray produced by a certified contract manufacturer and intends to sell the product to specialized industry partners. As a substitute the Company is planning to prepare establishing a proprietary distribution channel.

PATENTS AND PROPRIETARY RIGHTS

The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto. As of November 30, 2010 SanguiBioTech GmbH had been granted 8 patents. Furthermore, it has applied for several additional patents, most of which have been filed in the United States of America (US), and as an international patent application with the European Patent Office (EP). Validation of EP patents includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most pertinent of the rights held by the Company.

1. Haemoglobin-Hyperpolymers

EP 0 685 492	“Process for the preparation of haemoglobin hyperpolymers of uniform molecular weight” (patent granted, end of duration 2015)

US 5,985,332 EP 0 857 733

“Hemoglobins provided with ligands protecting the oxygen binding sites for use as artificial oxygen carriers for direct application in medicine and biolgy, and method for the preparation thereof” (patents granted, end of duration 2017)

US 6,956,052 EP1 299 457

“Mammalion haemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof” (US patent granted, EP patent pending, end of duration 2020)

EP 1 249 385

“Method for the production of artificial oxygen carriers from covalently cross linking haemoglobin with improved functional properties of haemoglobin by cross-linking in the presence of chemically non-reacting effectors of the oxygen affinity of the haemoglobin” (patent granted, end of duration 2020)

US 7,005,414 EP 1 294 386

“Synthetic oxygen transport made from cross-linked modified human or porcine haemoglobin with improved properties, method for a preparation thereof from purified material and use thereof” (patents granted, end of duration 2020)

EP 1 682 167 US 2007/0049517	“Use of hyperpolymer Haemoglobin for treating a pulmonary oedema” (EP patent granted, US patent pending, end of duration 2023)

2. Cosmetics

EP 1 513 492

“Microemulsions having a binary phase differentiability and active substance differentiability, the production thereof and their use, particularly for the topical supply of oxygen” (patent granted, end of duration 2022)

3. Wound Management

EP 1 485 120

“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents, for externally treating open, in particular chronic wounds” (patent granted, end of duration 2022)

EP 1 696 971 US 2007/0148215	“Therapeutically active wound dressings, production thereof, and use of the same” (patents pending, end of duration 2024)

Previously held patents related to the implantable Glucose Sensors were abandoned during the 2009 financial year.

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

RESEARCH AND DEVELOPMENT

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $195,581 and $213,614 during the fiscal years ended June 30, 2009 and 2008, respectively.

GOVERNMENT REGULATION

Sangui BioTech International, Inc. and its former United States subsidiaries are and were subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which we believe we and our subsidiaries were in material compliance.

Although it is believed that we and our former United States subsidiaries have been in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, and although no government concerns were put forward during the operation of or after the closing of the operations, there can be no assurance that the business, financial condition, and our results of operations of and those of our subsidiaries will not be materially adversely affected by future government claims with regard to unlikely, but not impossible, infringements on these or other laws resulting from our former United States operations.

Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the Federal Drug Administration (FDA), and corresponding state regulatory agencies. To the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, and failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

COMPETITION

The market for our products and technologies is highly competitive, and we expect competition to increase. Experiments and clinical testing in the field of artificial oxygen carriers are being carried out by Alliance Pharmaceutical Corp. of San Diego, California. In the fields of anti-aging and anti-cellulite cosmetics, all major cosmetic vendors are actively marketing proprietary formulations. Leading wound pad providers include Johnson & Johnson, Bristol-Myers Squibb, Coloplast A/S of Denmark as well as BSNmedical, a former part of Beiersdorf AG. Currently, however, there is no product comparable to Hemospray. To the best of our knowledge, our system is the only one which may rightfully claim to systematically and regularly heal chronic wounds.

DEPENDENCE ON MAJOR CUSTOMERS

As of June 30, 2009, and 2008 the Company had no significant concentrations of sales or receivables from specific customers.

HUMAN RESOURCES

We consider our relations with our employees to be favorable. As of June 30, 2009 we and our subsidiary had one fulltime employee, who was not involved in research and development. For research and development purposes, the Company had consulting arrangements with six individuals.

DIVIDENDS

We anticipate that we will use any funds available to finance our growth and that we will not pay cash dividends to stockholders in the foreseeable future.

REPORTS TO SECURITY HOLDERS

Copies of our reports, as filed with the Securities and Exchange Commission, are available and may be viewed as filed at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling 1-800-SEC-0330. Additionally they can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar by simply typing in “Sangui Biotech International” or via the web links at the corporate website http://www.sanguibiotech.com.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing the company, and there may be additional risks that are not presently known or are currently deemed immaterial. All of these risks may impair business operations.

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

Future Capital Needs and Uncertainty of Additional Funding

Management believes that SGBI's cash position is insufficient to cover its financing requirements for the current fiscal year, and anticipates that substantial funds will be required in order to effect SGBI's development plans. The Company will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of its business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to SGBI's shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its technologies or product candidates. The inability of SGBI to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of SGBI. Moreover, if funds are not available from any sources, SGBI may not be able to continue to operate. During the year ended June 30, 2009 the Company increased its authorized common shares from 50 million to 250 million. This increase has given the Company increased flexibility to raise funds and/or satisfy debt obligations via equity issuances.

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

SGBI and its subsidiary are dependent on the efforts and abilities of their senior management. The loss of various members from management could have a material adverse effect on the business and prospects of SGBI. There can be no assurance that upon the departure of key personnel from the service of SGBI or its subsidiary suitable replacements will be available.

Licenses and Consents

The utilization or other exploitation of the products and services developed by SGBI or its subsidiary may require SGBI or its subsidiary to obtain licenses or consents from the producers or other holders of patents, trademarks, copyrights or other similar rights (Intellectual Property) relating to the products and technologies of SGBI or its subsidiary. In the event SGBI or its subsidiary are unable, if so required, to obtain any necessary license or consent on terms which the management of SGBI or its subsidiary consider to be reasonable, SGBI or its subsidiary may be required to cease developing, utilizing, or exploiting products or technologies affected by those Intellectual Property rights. In the event SGBI or its subsidiary are challenged by the holders of such Intellectual Property rights, there can be no assurance that SGBI or its subsidiary will have the financial or other resources to defend any resulting legal action, which could be significant.

Technological Factors

The market for the products and technology developed by SGBI is characterized by rapidly changing technology, which could result in product obsolescence or short product life cycles. Similarly, the industry is characterized by continuous development and introduction of new products and technology to replace outdated products and technology. Accordingly, the ability of SGBI to compete will be dependent upon the ability of SGBI to provide new and innovative products and technology. There can be no assurance that competitors will not develop technologies or products that render the proposed products and technology of SGBI obsolete or less marketable. SGBI will be required to adapt to technological changes in the industry and develop products and technology to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and SGBI does not have a source or commitment for any such funds and resources. Development efforts relating to the technological aspects of the various products and technologies to be developed by SGBI are not substantially completed. Accordingly, SGBI will continue to refine and improve those products and technologies. Continued refinement and improvement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. In addition, there can be no assurance that those products and technologies will prove to be sufficiently reliable or durable in wide spread commercial application. The products or technologies sought to be developed by SGBI will be the result of significant efforts, which may result in errors that become apparent subsequent to widespread commercial utilization. In such event, SGBI would be required to modify such products or technologies and continue with additional research and development, which could delay the plans of SGBI and cause SGBI to incur additional cost.

Early Stage of Product Development; Lack of Commercial Products; No Assurance of Successful Product Development

The Company's primary efforts are devoted to the development of proprietary products involving artificial oxygen carriers.

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

The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, and other like agencies in Germany, Singapore and other countries. Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of each product. Neither SGBI nor its subsidiary can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted. Management of SGBI has no experience in obtaining regulatory clearance on these types of products. The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources. Any delays or failure by SGBI or its subsidiary to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of SGBI to earn product or royalty revenue, and its results of operations, liquidity and capital resources.

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

Intense Competition

Competition in the biotechnology, pharmaceutical and cosmetic industries is intense and is expected to increase. In the field of its medical and cosmetic products SGBI and its subsidiary compete directly with the research departments of biotechnology and pharmaceutical companies, chemical companies and, possibly, joint collaborations between chemical companies and research and academic institutions. Management of SGBI is aware that other companies and businesses have developed and are in the process of developing technologies and products, which may be competitive with the products and technologies developed and offered by SGBI. Eventually, this might include the field of blood additives where there is no known direct competition at present. The biotechnology and pharmaceutical industries continue to undergo rapid change. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by SGBI or which would render the technology and products of SGBI obsolete. Many of the competitors of SGBI have substantially greater experience, financial and technical resources and production, marketing and development capabilities than SGBI. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than SGBI.

Uncertainties Associated With Patents and Proprietary Rights

The success of SGBI and its subsidiary may depend in part on their ability to obtain patents for their technologies and products, if any, resulting from the application of such technologies, to defend patents once obtained and to maintain trade secrets, both in the United States and in foreign countries.

The success of SGBI will also depend upon avoiding the infringement of patents issued to competitors. There can be no assurance that SGBI will be able to obtain patent protection for products based upon the technology of SGBI. Moreover, there can be no assurance that any patents issued to SGBI or its subsidiary will not be challenged, invalidated or circumvented or that the rights granted there under will provide competitive advantages to SGBI. Litigation, which could result in substantial cost to SGBI, may be necessary to enforce the patent and license rights of SGBI or to determine the scope and validity of its and others' proprietary rights.

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

A number of biotechnology and pharmaceutical companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to the business of SGBI and its subsidiary. Some of these technologies, applications or patents may conflict with the technologies of SGBI. Such conflicts could also limit the scope of the patents, if any, that SGBI or its subsidiary may be able to obtain or result in the denial of the patent applications of SGBI.

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

Risks of International Sales and Operations

SGBI's results of operations are subject to fluctuations in the value of the Euro against the U.S. Dollar due to SGBI's German subsidiary. Although management of SGBI will monitor exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the results of operations or financial condition of SGBI. In the future, SGBI could be required to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose SGBI to greater risks in this regard.

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

Lack of Commercial Manufacturing and Marketing Experience

SGBI has not yet manufactured its products in commercial quantities. The Company and its manufacturing contractors and partners will be engaged in manufacturing pharmaceutical products which will be subject to stringent regulatory requirements. No assurance can be given that the Company, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. SGBI and its subsidiary have no experience in the sales, marketing and distribution of products. There can be no assurance that SGBI will be able to establish sales, marketing and distribution capabilities or make arrangements with collaborators, licensees or others to perform such activities or that such effort will be successful.

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

ITEM 2. PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense was approximately $84,840 and $90,500 during the years ended June 30, 2009 and 2008, respectively.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum). The plaintiff’s claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately EUR370,000 (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06). Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary. We believe the claim lacks merit and plan to vigorously defend our position. No briefs were exchanged nor hearings called for by the Court in our fiscal years ended June 30, 2009 and subsequent to the period covered by this report through November 30, 2010.

The plaintiff’s claim had been declared pending by the Industrial Relations Court until a final judgment is rendered by the Federal Supreme Court in the appeal to the above civil case. The appeal was turned down by the Court in the course of our 2009 fiscal year.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of June 30, 2009, our common stock was traded on the Pink Sheets under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by Pink Sheets. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2009
Quarter ended September 2008	$0.24	$0.13
Quarter ended December 2008	0.18	0.03
Quarter ended March 2009	0.15	0.07
Quarter ended June 2009	0.15	0.06

2008
Quarter ended September 2007	$0.16	$0.11
Quarter ended December 2007	0.30	0.12
Quarter ended March 2008	0.27	0.18
Quarter ended June 2008	0.35	0.20

In addition to freely tradable shares, SGBI has numerous shares of common stock outstanding that could be sold pursuant to Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including one of our affiliates, who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least six months is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

HOLDERS

 At June 30, 2009, the number of record holders of the Company's common stock was approximately 879.

DIVIDENDS

We did not pay any cash dividends during the past two fiscal years and do not contemplate paying dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of June 30, 2009 and 2008, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0[1]	$0.00	10,000,000
Equity compensation plans not approved by stockholders	0	0.00	0
Total	0	$0.00	10,000,000

[1] On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. To date, no shares have been issued or options granted pursuant to this Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no stock repurchases during the fourth quarter of 2009.

RECENT SALES OF UNREGISTERED SECURITIES

On February 18, 2009 the Company issued an aggregate of 18,163,500 shares of its Common Stock to 21 individuals and/or entities, at an average $0.15 per share, in exchange for the conversion of promissory notes totaling approximately $2,368,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On June 11, 2009 the Company issued an aggregate of 1,275,000 shares of its Common Stock to 4 individuals and/or entities, at an average $0.06 per share, in exchange for cash proceeds of approximately $72,000. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to the period covered by this Report

On August 31, 2009 the Company issued an aggregate of 2,578,949 shares of its Common Stock to three (3) individuals and/or entities, at $ 0.09 per share, in exchange for cash proceeds of $228,972. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On October 27, 2009 the Company issued an aggregate of 2,010,000 shares of its Common Stock to two (2) individuals and/or entities, at $ 0.07 per share, in exchange for cash proceeds of $147,636. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

 On November 5, 2009 the Company issued an aggregate of 2,388,476 shares of its Common Stock to five (5) individuals and/or entities, at $0.08 per share, in exchange for cash proceeds of $189,713. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On December 17, 2009 the Company issued an aggregate of 708,340 shares of its Common Stock to three (3) individuals and/or entities, at $0.09 per share, in exchange for cash proceeds of $66,436. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On February 5, 2010 the Company issued an aggregate of 875,000 shares of its Common Stock to two (2) individuals and/or entities, at $0.10 per share, in exchange for cash proceeds of $88,582. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On March 2, 2010 the Company issued an aggregate of 166,670 shares of its Common Stock to one (1) individual and/or entity, at $0.09 per share, in exchange for cash proceeds of $14,764. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On May 4, 2010 the Company issued an aggregate of 144,150 shares of its Common Stock to one (1) individual and/or entity, at $0.09 per share, in exchange for cash proceeds of $12,710. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On May 14, 2010 the Company issued an aggregate of 327,083 shares of its Common Stock to two (2) individuals and/or entities, at $0.08 per share, in exchange for cash proceeds of $25,489. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On July 19, 2010 the Company issued an aggregate of 1,520,000 shares of its Common Stock to five (5) individuals and/or entities, at $0.09 per share, in exchange for cash proceeds of $133,716. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On August 11, 2010 the Company issued an aggregate of 350,115 shares of its Common Stock to two individuals and/or entities, at approximately $0.12 per share, in exchange for services valued at $40,642. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On August 24, 2010 the Company issued an aggregate of 1,600,000 shares of its Common Stock to three individuals and/or entities, at approximately $0.09 per share, in exchange for cash and services totaling $138,217. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On October 4, 2010 the Company issued an aggregate of 2,134,000 shares of its Common Stock to various individuals and/or entities, at approximately $0.05 per share, in exchange for cash proceeds of $98,326. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On October 27, 2010 the Company issued an aggregate of 2,346,563 shares of its Common Stock to five (5) individuals and/or entities, at $0.04 per share, in exchange for cash proceeds of $102,800. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2009. The following are our critical accounting policies:

Revenue Recognition

 The Company derives its revenue primarily from the sale of wound treatment products, and of its cosmetics products. The majority of the Company’s sales are generated via online orders, with credit card payment. The Company recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return. As warranted the Company accrues an estimated amount for sales returns and allowances at the time of sale based on its ability to estimate sales returns and allowances using historical information. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $195,581 and $213,614 during the fiscal years ended June 30, 2009 and 2008, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). There were no gains or losses resulting from foreign currency transactions as of June 30, 2009 and 2008.

FINANCIAL POSITION

The Company’s current assets decreased by $754,957, or 94%, from June 30, 2008 to $51,038 at June 30, 2009. The decrease is primarily attributable to the satisfaction of the Company’s shareholder loans receivable, and a significant depletion of the Company’s cash balances.

The Company's net property and equipment decreased $3,837 or 55%, from June 30, 2008 to $3,184 at June 30, 2009. The decrease is primarily attributable to the current year depreciation of approximately $3,311 during the year.

The Company funded its operations primarily through borrowings on promissory notes payable. The Company’s stockholders’ deficit decreased $1,679,098 from June 30, 2008, to a deficit of $301,005 as of June 30, 2009. The primary reason for the increase was the Company's issuance of common stock for debts totaling approximately $2.4 million.

REVENUES. Revenues increased 70% to $31,526 during the year ended June 30, 2009 from $18,588 during 2008. This increase is due primarily to the Company’s current focus on the development of new products The Company incurred Cost of Sales totaling $27,240 during the 2009 fiscal year, a 63% decrease from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 8% to $195,581 during the year ended June 30, 2009 from $213,614 during the 2008 fiscal year. This decrease is due primarily to the Company working to improve and perfect its current inventory items in addition to further developing various new inventory products utilizing its existing technology and production methods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 17% to $596,733 in 2009 from $715,432 in 2008. This decrease of $118,699 is attributed to decreases in legal and accounting and other expenses, as well as decreases in expenses incurred in pursuing new international markets for the Company’s products.

INTEREST EXPENSE. Interest expense increased 1,498% to $1,545,901 in 2009 from $97,923 in 2008. This increase resulted primarily from the Company’s recognition of a beneficial conversion feature pertaining to its convertible promissory notes during 2009.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss was $2,315,932, or $0.04 per common share in 2009, compared to $1,105,848, or $0.02 per common share, in 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2009, net cash used in operating activities decreased to $786,493 from $996,846 for the year ended June 30, 2008, primarily related to variations in net losses for the periods,.

For the year ended June 30, 2009, net cash flows from investing activities increased to $-0-, from a outflow of $5,539 for the year ended June 30, 2008. The principal reason for the decrease was the purchase of equipment items during the 2008 fiscal year.

For the year ended June 30, 2009, net cash provided by financing activities decreased to an inflow of $584,663, from an inflow of $1,343,070 for the year ended June 30, 2008. The principal reason for the decrease relates to the Company’s sale of the common stock of a subsidiary during the 2008 fiscal year.

The Company had a working capital deficit of $349,518 at June 30, 2009, compared to working capital deficit of $2,049,400 at June 30, 2008, an overall decrease of $1,699,882, due primarily to the Company’s conversion of promissory notes into common stock during the year.

The Company incurred a net loss applicable to common stockholders of $2,315,932 and used cash in operating activities of $786,493 for the year ended June 30, 2009. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sales of our anti-aging formulation started in early 2005, sales of our product skin regeneration as well as wound pad products started in the course of the first quarter of 2007. The current state of the different sales efforts has induced management to believe that revenues from these products may be obtainable in the course of the 2011 fiscal year. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sangui Biotech International, Inc.:

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (the Company) as of June 30, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2009 and 2008, and the results of operations and cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Sangui Biotech International, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses, has negative working capital and negative cash flows from operations.  These issues raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the fiscal year ending June 30, 2008, have been restated.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

December 2, 2010

Salt Lake City, Utah

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	June 30,
	2009	2008
CURRENT ASSETS		(Restated)

Cash	$12,353	$229,717
Accounts receivable, net	5,150	-
Inventory	29,818	11,543
Shareholder loans receivable	-	533,059
Prepaid expenses and other assets	3,717	31,676

Total Current Assets	51,038	805,995

PROPERTY AND EQUIPMENT, Net	3,184	7,021

OTHER ASSETS

Tax refunds receivable	24,755	40,166
Other non-current assets	20,574	22,110

Total Other Assets	45,329	62,276

TOTAL ASSETS	$99,551	$875,292

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,
	2009	2008
CURRENT LIABILITIES		(Restated)

Accounts payable and accrued expenses	$283,181	$252,615
Accounts payable - related parties	117,375	61,163
Convertible promissory notes	-	1,353,111
Convertible promissory notes - related parties		1,041,140
Accrued interest payable	-	147,366

Total Current Liabilities	400,556	2,855,395

TOTAL LIABILITIES	400,556	2,855,395

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 69,438,500 and 50,000,000 shares issued
and outstanding, respectively	21,409,838	18,969,358
Additional paid-in capital	4,621,430	3,099,135
Stock subscriptions payable	167,179	167,179
Accumulated other comprehensive income	(559,751)	(592,006)
Accumulated deficit	(25,939,701)	(23,623,769)

Total Stockholders' Equity (Deficit)	(301,005)	(1,980,103)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$99,551	$875,292

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2009	2008
		(Restated)

REVENUES	$31,526	$18,588

COST OF SALES	17,139	45,724

GROSS PROFIT (LOSS)	14,387	(27,136)

OPERATING EXPENSES

Research and development	195,581	213,614
Depreciation and amortization	3,311	3,961
Bad debt expense	1,321	22,764
Impairment of inventory	-	78,518
General and administrative	596,733	715,432

Total Operating Expenses	796,946	1,034,289

OPERATING LOSS	(782,559)	(1,061,425)

OTHER INCOME (EXPENSE)

Interest income	11,699	3,500
Interest expense	(1,545,901)	(97,923)
Other income	829	50,000

Total Other Income (Expense)	(1,533,373)	(44,423)

Loss before income taxes and non-controlling
interest	(2,315,932)	(1,105,848)

Provision for income taxes	-	-

NET LOSS	(2,315,932)	(1,105,848)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	32,255	(458,442)
Unrealized gain on marketable securities	-	-

Total Other Comprehensive Income (Loss)	32,255	(458,442)

COMPREHENSIVE INCOME (LOSS)	$(2,283,677)	$(1,564,290)

BASIC AND DILUTED
LOSS PER SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	59,280,627	50,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional	Stock	Other
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Income	Deficit

Balance, June 30, 2007	50,000,000	$18,969,358	$1,958,376	$-	$(133,564)	$(22,517,921)

Common shares of subsidiary
issued for cash	-	-	1,140,759	-	-	-

Currency translation adjustment	-	-	-	-	(458,442)	-

Stock subscriptions payable	-	-	-	167,179	-	-

Net loss for the year ended
June 30, 2008	-	-	-	-	-	(1,105,848)

Balance, June 30, 2008	50,000,000	18,969,358	3,099,135	167,179	(592,006)	(23,623,769)

Currency translation adjustment	-	-	-	-	32,255	-

Amortization of beneficial
conversion feature on
promissory notes converted	-	-	1,522,295	-	-	-

Common shares issued in
conversion of promissory
notes at prices from $0.06
to $0.24 per share	18,163,500	2,367,958	-	-	-	-

Common shares issued for
cash at $0.057 per share	1,275,000	72,522	-	-	-	-

Net loss for the year ended
June 30, 2009	-	-	-		-	(2,315,932)

Balance, June 30, 2009	69,438,500	$21,409,838	$4,621,430	$167,179	$(559,751)	$(25,939,701)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	June 30,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,315,932)	$(1,105,848)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,311	3,961
Impairment of inventory	-	78,518
Bad debt expense	1,321	22,764
Amortization of beneficial conversion feature	1,545,901	-
Changes in operating assets and liabilities
Increase in accounts receivable	(6,335)	16,627
Increase in inventory	(19,043)	6,472
Increase in prepaid expenses and other assets	34,198	39,235
Increase in accounts payable and accrued expenses	(29,914)	(58,575)

Net Cash Used by Operating Activities	(786,493)	(996,846)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	-	(5,539)

Net Cash Provided by (Used in) Investing Activities	-	(5,539)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on promissory notes	50,638	762,792
Increase in stock subscriptions payable	-	19,184
Common stock sold for cash	72,522	-
Common stock of subsidiary issued for cash	-	1,053,254
Change in notes receivable - related	461,503	(492,160)

Net Cash Provided by Financing Activities	584,663	1,343,070

EFFECTS OF EXCHANGE RATES	(15,534)	(129,465)

NET DECREASE IN CASH	(217,364)	211,220

CASH AT BEGINNING OF PERIOD	229,717	18,497

CASH AT END OF PERIOD	$12,353	$229,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$2,525,535	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., incorporated in Colorado in 1995, and its wholly owned subsidiaries, Sangui Biotech, Inc., SanguiBioTech AG, GlukoMediTech AG, and Sangui BioTech PTE Ltd., (collectively, the "Company") were engaged in the research, development, manufacture, and sales of pharmaceuticals and medical products.

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

On June 30, 2003, GlukoMediTech AG ("Gluko AG") was merged into Sangui BioTech AG ("Sangui AG"). Effective November 4, 2003, Sangui AG was converted into Sangui BioTech GmbH (Sangui GmbH). After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of haemoglobin, blood substitutes and blood additives) cosmetics and wound management products, in particular wound dressings based on Chitosan and a wound spray based on natural, porcine hemoglobin. The development of glucose implant sensors was abandoned in the course of the financial year 2009.

Going Concern

The Company incurred a net loss applicable to common stockholders of $2,315,932 and used cash in operating activities of $786,493 for the year ended June 30, 2009. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly-owned foreign subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of receivables, inventories, long-lived assets, and valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company's line of future pharmaceutical and cosmetic products (artificial oxygen carriers or blood substitute and additives) as well as other medical products being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, and accounts payable and accrued expenses. The carrying amount of the Company's cash and cash equivalents and accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these financial statements.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). For the years ended June 30, 2009 and 2008, the Company recognized gains (losses) on translation adjustment in the amount of $32,255 and $(458,442), respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2009 and 2008.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2009 and 2008.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2009 and 2008 was $3,311 and $3,961, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses

Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the year ended June 30, 2008 was $-0-. The amounts were written-down from $2,216 to an ending balance of $-0- during the year ended June 30, 2009, as future cash flows to be derived from the patents and licenses became less certain.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2009 and 2008, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment on long-lived assets in the future.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company derives its revenue primarily from the sale of wound treatment products, and of its cosmetics products. The majority of the Company’s sales are generated via online orders, with credit card payment. The Company recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return. As warranted the Company accrues an estimated amount for sales returns and allowances at the time of sale based on its ability to estimate sales returns and allowances using historical information. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Sales Tax Collected from Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of sales taxes.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $195,581 and $213,614 during the fiscal years ended June 30, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce deferred income tax assets when it is more likely than not that such deferred tax assets will not be realized.

The Company has a foreign subsidiary formed or acquired to conduct or support its business outside the United States. The Company provides for income taxes, net of applicable foreign tax credits, on temporary differences in its investment in foreign subsidiaries which are not considered to be permanently invested outside of the United States.

The Company adopted FIN No. 48 “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 applies to all tax positions accounted for under FIN 48. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2009 and 2008, the Company did not recognize any such interest or penalties, nor were any interest or penalties accrued as of June 30, 2009 and 2008.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2009 and 2008, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2009 and 2008, the Company has one business segment, which is the manufacturing and sales of its wound treatment and cosmetics products.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time. During the years ended June 30, 2009 and 2008, the Company recognized impairment of inventory in the amounts of $-0- and $78,581, respectively. As of June 30, 2009 and 2008, inventory was comprised of the following components:

	June 30,
	2009	2008 (Restated)
Raw materials	$-	$-
Work-in process	2,708	11,543
Finished goods	27,110	-

Total inventory	$29,818	$11,543

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at estimated net realizable value, do not bear interest nor do they generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established. For the years ended June 30, 2009 and 2008, the Company recognized Bad Debt Expense in the amounts of $1,321 and $22,764, respectively.

Fair Value Measures

The Company discloses fair value measures for financial assets and financial liabilities reported or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measures, (SFAS 157). The Company prospectively implemented the provisions of SFAS 157 for financial assets and financial liabilities as of July 1, 2008 and elected to defer implementation of the provisions of SFAS 157 for non-financial assets and non-financial liabilities until July 1, 2009 as permitted by FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. In accordance with SFAS 157, the Company discloses fair value measures based on a hierarchy for categorizing inputs used to measure fair value, whereby Level 1 represents quoted market prices in active markets for identical assets or liabilities; Level 2 represents significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and Level 3 represents unobservable inputs in which there is little or no market data and requires the reporting unit to develop its own assumptions.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In May 2008, FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, FSP APB 14-1 requires retrospective application back to the issuance date of convertible debt. The implementation of FSP APB 14-1 is not anticipated to materially impact the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133, (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s financial position, financial performance, and cash flow. SFAS 161 applies to derivative instruments within the scope SFAS 133 as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosure and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the provisions of SFAS 161 is not anticipated to materially impact the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (SFAS 141(R)). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company expects the impact of adopting SFAS 141(R) will depend on future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

In September 2006, SFAS 157 was released and defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, in October 2008 the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (FSP SFAS 157-3) which clarifies the application of SFAS 157 in a market that is not active. SFAS 157 is applicable under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 were originally to be effective beginning July 1, 2008 and FSP SFAS 157-3 is effective for the year ended June 30, 2009. Subsequently, the FASB provided for a one-year deferral of the provisions for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis. Effective July 1, 2008 and June 30, 2009, the Company implemented the provisions SFAS 157 and FSP FAS 157-3, respectively, for financial assets and financial liabilities reported or disclosed at fair value. The adoption of SFAS 157 and FSP FAS 157-3 for financial assets and liabilities did not have a material impact on the consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46 (R)”) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FAS 167 amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 will be effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of FAS 167 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Under FAS 168, the FASB Accounting Standards Codification (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FAS 168 is effective for interim and fiscal years ending after September 15, 2009. The adoption of FAS 168 will not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements will be updated to conform to the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of the provisions of FAS 166 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

Concentrations of Credit Risk

During the years ended June 30, 2009 and 2008 the Company had no significant concentrations of sales or receivables from specific customers.

Minority Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (GmbH) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 9.62% of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2009 and 2008. The Company has accounted for this transaction in accordance with Staff Accounting Bulletin No. 5H, “Accounting for Sales of Stock by a Subsidiary” (“SAB 5H”) and Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. SAB 5H requires that the difference between the carrying amount of the Company’s investment in the subsidiary and the underlying net book value of the subsidiary after the issuance of the shares be recognized either as a gain or loss in the consolidated statement of operations or as a capital transaction. In these instances it is the Company’s policy to consider gains and losses arising from such issuances of shares by a subsidiary as a capital transaction; as such, no gain or loss has been recognized in the income statement. However, due to the fact that the net equity of the GmbH subsidiary was negative at the time the 11,400 shares were issued, the Company has valued the minority interest in the GmbH at zero. As such the Company recorded an increase to additional paid-in capital in the amount of $1,140,759 pursuant to this transaction.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2009 and 2008:

	2009	2008 (Restated)
Technical and laboratory equipment	$641,326	$721,310
Leasehold improvements	285,189	320,756
Office equipment and furniture	309,016	347,555
Total property and equipment	1,235,531	1,389,621

Less accumulated depreciation and amortization	(1,232,347)	(1,382,600)

Total property and equipment, net	$3,184	$7,021

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock – During the year ended June 30, 2008, the Company’s Board of Directors resolved to increase the number of authorized shares of common stock from 50,000,00 to250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Subscriptions - During the period ended June 30, 2008 the Company received $19,184 from an unrelated third party in exchange to issue common stock at a future date. This amount has been recorded as a common stock subscription in the Company’s consolidated financial statements. In addition, during the year ended June 30, 2008 the company converted $147,995 in notes payable to common stock subscriptions. Total common stock subscriptions totaled $167,179 as of June 30, 2009 and 2008, all of which is issuable to a single unrelated third-party entity. Subsequent to June 30, 2009 (on August 31, 2009) the Company satisfied its common stock subscriptions obligation in full through the issuance of 1,298,929 shares of common stock.

Common Stock Issuances - During the period ended June 30, 2009, the Company’s Board of Directors resolved to convert $2,367,958 in promissory notes and related accrued interest into 18,163,500 shares of common stock, at conversion rates of $0.06 to $0.24 per share. This issuance satisfied in full the Company’s obligations pursuant to the convertible notes. In addition, the Company issued 1,275,000 shares of common stock for cash at approximately $0.057 per share, yielding total cash proceeds of $72,522 for the period.

Preferred Stock - The Company is authorized to issue 5,000,000 shares of non-voting no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates.

Stock Options - From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2009 and 2008, and during the years ended June 30, 2009 and 2008, no options were issued or outstanding.

NOTE 4 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- for the years ended June 30, 2009 and 2008 respectively, since the Company incurred net operating losses through June 30, 2009.

Income tax expense for the years ended June 30, 2009 and 2008 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	2009	2008 (Restated)
Income tax benefit at U.S. federal statutory rates	$(781,259)	$(375,463)
Effect of:
Foreign tax rate differential	28,513	39,242
Beneficial conversion feature	517,580	-
Change in effective foreign tax rates	-	1,845,757
Increase/(decrease) in valuation allowance	235,932	(1,537,050)
Other, net	(766)	27,514
Provision for income taxes	$-	$-

NOTE 4 - INCOME TAX PROVISION (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2009 and 2008 are presented below:

	2009		2008 (Restated)
Deferred tax assets
Net operating losses	$6,398,882		$6,162,950
Less valuation allowance	(6,398,882)		(6,162,950)
Net deferred tax assets -		-
Deferred tax liabilities	-		-
Net deferred taxes	$-		$-

As of June 30, 2009, the Company had net operating loss carryforwards of approximately $7.7 million, $3.4 million and $12.1 million available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2009 and 2029. The foreign net operating loss carryforwards do not have an expiration period. The valuation allowance increased by $236,932 to $6,398,882 during the year ended June 30, 2009.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2005 through 2009 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

NOTE 5 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2009 and 2008:

	2009	2008 (Restated)

Numerator for basic and diluted loss per common share – net loss	$(2,315,932)	$(1,105,848)

Denominator for basic and diluted loss per common share – weighted average shares	59,280,627	50,000,000

Basic and diluted loss per common share	$(0.04)	$(0.02)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has an agreement with Professor Barnikol, the Company's former President and CEO, pursuant to which he is entitled to 3% royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2009 and 2008. The former President and CEO amicably resigned his executive positions with the Company on April 3, 2008, and resigned as a member of the Company’s Board of Directors on September 30, 2008.

Shareholder Loans Receivable

On June 26, 2008, the Company’s German subsidiary paid a total of $86,893 to Mr. Hubertus Schmelz, the managing director of the German subsidiary, who was owed salary due to him by the subsidiary.  This amount was reconciled on January 15, 2009, pursuant to Mr. Schmelz’ purchase of an ownership interest in the German subsidiary.

The Company advanced a total of $446,166 to Feedback AG, a publicly traded German corporation and also a shareholder of the Company.  This amount was fully paid back and satisfied during the year ended June 30, 2009.

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Promissory Notes Payable

From July 2, 2007 through March 31, 2009, the Company received cash inflows pursuant to promissory notes with Feedback AG, a German entity of which Thomas Striepe is the chief financial officer. During the period ended June 30, 2009 the entire principal balance, plus accrued interest, of $584,052 was converted into 4,453,500 shares of common stock. During fiscal year 2007, the Company also received cash inflows pursuant to a promissory note with Hubertus Schmelz.  The principal balance of the promissory note, plus related accrued interest, of $431,016 was converted into 3,409,500 shares of common stock during the year ended June 30, 2009.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2009 and 2008.

Leases

The Company leases office facilities from an unrelated third party at $7,070 per month. The office lease contract is maintained on a month-to-month basis.

The Company leases an automobile for $972 per month. The automobile lease expires on November 11, 2011.

NOTE 8 - STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment,” for the years ended June 30, 2009 and 2008. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007.

On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. As of June 30, 2009 the Company had issued no shares pursuant to this Plan.

NOTE 9 - NOTES PAYABLE

During the year ended June 30, 2009 the Company converted $2,367,958 in notes payable and related accrued interest to various entities into 18,163,500 shares of the Company’s common stock, at an average conversion price of approximately $0.13 per share. Of these converted notes, a total of $1,041,140 was due to the related parties Feedback AG ($598,774 total principal balance) and Hubertus Schmelz ($442,366 total principal balance) at June 30, 2008. Pursuant to these convertible notes, the Company recognized a beneficial conversion feature in the amount of $1,522,295 during the year ended June 30, 2009. This amount was recorded to interest expense during the period. The beneficial conversion feature and related interest expense was not recognized until such time that the Company was authorized by the Company shareholders to increase its authorized common shares, as the convertible notes were not able to be converted prior to this increase in authorized shares, as the Company had previously issued 100% of its authorized common shares at the time the convertible notes were issued.

NOTE 10 – FOREIGN CURRENCY TRANSLATION

During the years ended June 30, 2009 and 2008, the Company has transacted the majority of its business activities in Germany, and the transactions have been primarily consummated in the Euro currency. Due to the fact that the Company’s functional currency is the Euro and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to FAS 52 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities of the German subsidiary are translated from Euro into U.S. dollars at the exchange rate at the balance sheet date. All equity items, other than retained earnings, are specifically identified where possible and exchange rates on transaction dates are implemented. Profit and loss accounts are translated using an average rate for the period. During the years ended June 30, 2009 and 2008, the Company recognized other comprehensive income (loss) of $32,255 and $(458,442), respectively. Such other comprehensive income (loss) had no effect on liquidity.

NOTE 11 - SUBSEQUENT EVENTS (Continued)

On August 31, 2009 the Company issued an aggregate of 2,578,949 shares of its Common Stock to three (3) individuals and/or entities, at approximately $ 0.09 per share, in exchange for cash proceeds of $228,972.

On October 27, 2009 the Company issued an aggregate of 2,010,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $ 0.07 per share, in exchange for cash proceeds of $147,636.

On November 5, 2009 the Company issued an aggregate of 2,388,476 shares of its Common Stock to five (5) individuals and/or entities, at approximately $0.08 per share, in exchange for cash proceeds of $189,713.

On December 17, 2009 the Company issued an aggregate of 708,340 shares of its Common Stock to three (3) individuals and/or entities, at approximately $0.09 per share, in exchange for cash proceeds of $66,436.

On February 5, 2010 the Company issued an aggregate of 875,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.10 per share, in exchange for cash proceeds of $88,582.

On March 2, 2010 the Company issued an aggregate of 166,670 shares of its Common Stock to one (1) individual and/or entity, at approximately $0.09 per share, in exchange for cash proceeds of $14,764.

On May 4, 2010 the Company issued an aggregate of 144,150 shares of its Common Stock to one (1) individual and/or entity, at approximately $0.09 per share, in exchange for cash proceeds of $12,710.

On May 14, 2010 the Company issued an aggregate of 327,083 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.08 per share, in exchange for cash proceeds of $25,489.

On July 19, 2010 the Company issued an aggregate of 1,520,000 shares of its Common Stock to various individuals and/or entities, at approximately $0.09 per share, in exchange for cash proceeds of $133,716.

On August 11, 2010 the Company issued an aggregate of 350,115 shares of its Common Stock to two individuals, at approximately $0.12 per share, in exchange for services valued at $40,642.

On August 24, 2010 the Company issued an aggregate of 1,600,000 shares of its Common Stock to three individuals, at approximately $0.09 per share, in exchange for cash and services totaling $138,217.

On October 4, 2010 the Company issued an aggregate of 2,134,000 shares of its Common Stock to various individuals and/or entities, at approximately $0.05 per share, in exchange for cash proceeds of $98,326.

On October 27, 2010 the Company issued an aggregate of 2,346,163 shares of its Common Stock to various individuals and/or entities, at approximately $0.04 per share, in exchange for cash and services totaling $102,800.

NOTE 12 - CORRECTION OF AN ERROR

 The Company has restated its financial statements and disclosures for the year ended June 30, 2008 due to an overstatement of inventory and long-term receivables, a misstatement relating to the recognition of beneficial conversion features and accrued interest pertaining to convertible debt, and a misstatement pertaining to accounts payable and accrued expenses. In addition, the Company has corrected an error in which the accumulated other comprehensive income and accumulated deficit figures were misstated. The Company also corrected errors pertaining to June 30, 2007 accumulated deficit and accumulated other comprehensive income figures. The Company has also corrected various typographical errors and made wording changes in the disclosures. The effects of the restatements on the effected accounts are detailed in the tables below:

ASSETS
		Previously
	As Restated	Reported	Adjustments
	2008	2008
CURRENT ASSETS
Cash	$229,717	$229,717	$-
Accounts receivable, net	-	5,021	(5,021)
Inventory	11,543	127,109	(115,566)
Shareholder loans receivable	533,059	533,059	-
Prepaid expenses and other assets	31,676	28,627	3,049

Total Current Assets	805,995	923,533	(117,538)

PROPERTY AND EQUIPMENT, Net	7,021	7,021	-

OTHER ASSETS
Tax refunds receivable	40,166	40,166	-
Other non-current assets	22,110	221,208	(199,098)

Total Other Assets	62,276	261,374	(199,098)

TOTAL ASSETS	$875,292	$1,191,928	$(316,636)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

		Previously
	As Restated	Reported	Adjustments
	2008	2008
CURRENT LIABILITIES
Accounts payable and accrued expenses	$252,615	$317,378	$(64,763)
Accounts payable - related parties	61,163	-	-
Convertible promissory notes	1,353,111	1,952,841	(599,730)
Convertible promissory notes - related parties	1,041,140	-	-
Accrued interest payable	147,366	-	147,366

Total Current Liabilities	2,855,395	2,270,219	585,176

TOTAL LIABILITIES	2,855,395	2,270,219	585,176

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-	-
Common stock, no par value; 250,000,000 shares
authorized, 69,438,500 and 50,000,000 shares issued
and outstanding, respectively	18,969,358	18,969,358	-
Additional paid-in capital	3,099,135	3,138,674	(39,539)
Stock subscriptions payable	167,179	-	167,179
Accumulated other comprehensive income	(592,006)	154,272	(746,278)
Accumulated deficit	(23,623,769)	(23,340,595)	(283,174)

Total Stockholders' Equity (Deficit)	(1,980,103)	(1,078,291)	(901,812)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$875,292	$1,191,928	$(316,636)

NOTE 12 - CORRECTION OF AN ERROR (Continued)

		Previously
	As Restated	Reported	Adjustments
	2008	2008

REVENUES	$18,588	$207,176	$(188,588)

COST OF SALES	45,724	45,724	-

GROSS PROFIT	(27,136)	161,452	(188,588)

OPERATING EXPENSES

Research and development	213,614	213,614	-
Depreciation and amortization	3,961	3,961	-
Bad debt expense	22,764	-	22,764
Impairment of inventory	78,518	-	78,518
General and administrative	715,432	663,947	51,485

Total Operating Expenses	1,034,289	881,522	152,767

OPERATING LOSS	(1,061,425)	(720,070)	(341,355)

OTHER INCOME (EXPENSE)

Interest income	3,500	3,500	-
Interest expense	(97,923)	(137,591)	39,668
Other income	50,000	-	50,000

Total Other Income (Expense)	(44,423)	(134,091)	89,668

Loss before income taxes and non-controlling
interest	(1,105,848)	(854,161)	(251,687)

Provision for income taxes	-	-	-

NET LOSS	(1,105,848)	(854,161)	(251,687)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	(458,442)	993,610	(1,452,052)
Unrealized gain on marketable securities	-	-	-

Total Other Comprehensive Income (Loss)	(458,442)	993,610	(1,452,052)

COMPREHENSIVE INCOME (LOSS)	$(1,564,290)	$139,449	$(1,703,739)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.02)	$(0)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	50,000,000	50,000,000	-

NOTE 12 - CORRECTION OF AN ERROR (Continued)

		Previously
	As Restated	Reported	Adjustments
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(1,105,848)	$(854,161)	$(251,687)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,961	3,961	-
Impairment of inventory	78,518	-	78,518
Bad debt expense	22,764	-	22,764
Amortization of beneficial conversion feature	-	-	-
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	16,627	31,366	(14,739)
Decrease (Increase) in inventory	6,472	(38,756)	45,228
Decrease in prepaid expenses and other assets	39,235	(173,022)	212,257
Decrease in accounts payable and accrued expenses	(58,575)	(110,310)	51,735

Net Cash Used by Operating Activities	(996,846)	(1,140,922)	144,076

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(5,539)	(6,452)	913

Net Cash Provided by (Used in) Investing Activities	(5,539)	(6,452)	913

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid on promissory notes, related	-	(134,742)	134,742
Cash received on promissory notes	762,792	1,699,208	(936,416)
Increase in stock subscriptions payable	19,184	-	19,184
Common stock sold for cash	-	-	-
Common stock of subsidiary issued for cash	1,053,254	1,180,298	(127,044)
Cash received (paid) on notes receivable	(492,160)	(533,059)	40,899

Net Cash Provided by Financing Activities	1,343,070	2,211,705	(868,635)

EFFECTS OF EXCHANGE RATES	(129,465)	(853,111)	723,646

NET INCREASE (DECREASE) IN CASH	211,220	211,220	-

CASH AT BEGINNING OF PERIOD	18,497	18,497	-

CASH AT END OF PERIOD	$229,717	$229,717	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 18, 2007, the Company engaged the accounting firm of Moore & Associates, Chartered (“Moore & Associates”) as its independent auditors, effective immediately. Moore & Associates audited the Company's financial statements for the years ending June 30, 2007 through 2008.

Subsequent to the period covered by this report on May 26, 2009, Sangui Biotech International, Inc. (the “Company”) was notified by its certifying accountant Moore & Associates, Chartered (“Moore & Associates”) that they were resigning as they were discontinuing audit and review services for issuers with foreign operations.

On May 26, 2009, subsequent to the above notification, Moore & Associates responded to the Company that it was their intention to remain the Company’s certifying accountant until such time as the Company had engaged a new independent registered accounting firm.

On August 3, 2009, the Board of Directors of the Company approved the engagement of the accounting firm of Mantyla McReynolds, LLC (“Mantyla McReynolds”) as its independent registered public accounting firm effective immediately.

During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Mantyla McReynolds, the Company did not consult with Mantyla McReynolds with regard to: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; and further, Mantyla McReynolds has not provided written or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

On August 31, 2009, the Company was advised by the Securities and Exchange Commission (“SEC”) that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2009, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2009, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

As a result of management’s assessment, management has determined that there is a material weakness due to the lack of segregation of duties.  In order to address and resolve this weakness we will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as our financial means allow.  To date, our limited financial resources have not allowed us to hire the additional personnel necessary to address this material weakness.

Additionally, as a result of management’s assessment, management has determined that there is a significant deficiency with regard to the lack of a backup process for electronic financial information.  There is no stored backup offsite or in a media safe, and as such, there are no regularly run test restorations of said financial information.  In order to address and resolve this deficiency we are currently researching the options available given our financial means to have a regularly scheduled and dependable offsite backup of our Company records.

Lastly, the Company has not instituted specific anti-fraud controls.  While management found no evidence of fraudulent activity, the chief accounting officer has access to both accounting records and corporate assets, principally the operating bank account.  Management believes this exposure to potential fraudulent activity is not significant either to the operations of the company or to the financial reporting; however, management is in the process of instituting controls specifically designed to address this material weakness, so as to prevent and detect—on a timely basis—any potential loss due to fraudulent activity.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

 Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the current directors and executive officers of Sangui BioTech International, Inc., their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one-year terms or until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors as of June 30, 2009 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	54	Non-Executive Director	Dec 18, 2009

Joachim Fleing, Ph.D.	56	CFO	Dec 13, 2003

Thomas Striepe	45	CEO	Feb 7, 2005

None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

Since July, 2002, the Company has an agreement with Joachim Fleing under which the latter serves as a communications specialist on an hourly basis.

Since January, 2004, the subsidiary of the Company has an agreement with Hubertus Schmelz under which the latter serves as a Managing Director on an hourly basis.

The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI.

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2009, are set out below:

THOMAS STRIEPE, is Vice President Accounting and Controlling at Dr. Ludz GmbH, Hamburg, Germany, a financial services company. Prior to joining Dr. Ludz GmbH in 2004, he held management positions in the accounting departments of several German and international corporations. He holds an MBA of Hamburg University.

JOACHIM FLEING, PhD, is a communications specialist. His professional experience includes the position of a communications officer and the position as an account director at an international PR agency. Joachim Fleing holds a PhD of Wuppertal University as well as an Executive MBA in Accounting and Controlling of Muenster University.

HUBERTUS SCHMELZ, is the General Manager of SanguiBioTech GmbH. He was appointed to this position effective December 16, 2003. Prior to joining Sangui he acted as a legal and business consultant. During the last decade prior to 2000 he was entrusted with numerous business development projects by the German Treuhandanstalt in restructuring the economy of Eastern Germany. After having studied law he acted as legal counsel in several positions.

There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Significant Employees

All but one individuals serving as scientific or administrative staff have been engaged on the basis of consulting agreements. They include non-disclosure and exclusivity sections and secure the ongoing cooperation. Key personnel, the expertise and abilities of which would be difficult to replace, includes Dr. Harald Poetzschke, Dr. Alexander Teslenko and Hartmut Almen.

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

Involvement in Certain Legal Proceedings

On September 13, 2007, the District Appeal Court of Dusseldorf, Germany (Oberlandesgericht Düsseldorf I 6 U 96/06) found Prof. Dr. Dr. Wolfgang Barnikol jointly and severally liable in a civil suit to Dr. Rainer Felfe, a shareholder of the Company, in the amount of approximately 700,000 euros (approximately US $952,000, which amount includes interest and costs) for supporting the unethical selling of the Company's shares. This judgment is enforceable, final and absolute. The Company was not and is not a party to these proceedings.

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2009, that all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

Code of Ethics

The Company has not as of the date of this report adopted a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)
Dr. Joachim Fleing (2)	2009 2008	51,938 5,954	- -	- -	- -	51,938 5,954

Thomas Striepe	2009 2008	0 0	- -	- -	- -	- -

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

(2) Compensation resulting from the communications service agreement. See Item 8B, Other Information above.

Narrative Disclosure to Summary Compensation Table

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiary, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

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

Fees Earned
	or Paid	Stock		Option
Name	in Cash ($)	Awards ($)		Awards ($)	Total ($)
Thomas Striepe	$-	$-		$-	$-

Hubertus Schmelz	$-	$-	$		$-

Joachim Fleing	$-	$-	$		$-

Narrative to Director Compensation Table

Directors serve in this position without compensation and there are no standard or other arrangements for their compensation. There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiary, in the event of any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Other Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance as part of any Equity Compensation Plan.

Stock Incentive Plan

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan. Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the company or its subsidiary. All 1,000,000 shares of common stock were issued under the plan in Sangui’s 2005 and 2006 financial years.

2008 Amended and Restated Long-Term Equity Incentive Plan

On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. To date, no shares have been issued or options granted pursuant to this Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2009, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Feedback AG Neuer Wall 54 20354 Hamburg Germany	7,953,900	9.69%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	4,410,323	5.37%

Security Ownership of Management

The following table sets forth, as of June 30, 2009, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	0	0.00%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	4,410,323	5.37%

Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	219,400	0.27%

Common Stock	All Officers and Directors as a Group (4 persons)	4,629,723	5.64%

Percentages are calculated on the basis of 82,107,283 shares issued on November 1, 2010.

Changes in Control

To the best of the Company’s knowledge there are no present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as otherwise disclosed below, no Director, substantial shareholder or Executive Officer of SGBI was or is an interested party in any transaction undertaken by SGBI or its subsidiary within the last two years.

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

Parents

Not applicable.

Promoters and Control Persons

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2008 were Moore & Associates, Chartered.

The Company’s independent accountants for the fiscal year ended June 30, 2009 were Mantyla McReynolds, LLC.

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

(b)

For the fiscal year ended 2009, the aggregate fees billed by Mantyla McReynolds, LLC for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $-0-.

(c)

Audit-Related Fees. For the fiscal year ended 2008 fees billed by Moore & Associates, Chartered, were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(d)

Tax Fees. For the fiscal year ended 2008 Moore & Associates, Chartered and for the fiscal year ended 2009 Mantyla McReynolds, LLC, did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2008 and 2009.

(e)

All Other Fees. None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Notes:

(1) Previously filed as an exhibit to the report on Form 8-K, filed on or about April 4, 2000, and incorporated herein by reference

(2) Previously filed as an exhibit to the report on Form 10-KSB for period ended June 30, 2000, filed on October 13, 2000, and incorporated herein by reference

(3) Previously filed as an exhibit to the amended report on Form 10-KSB/A for the period ended June 30, 2000, filed on November 20, 2000, and incorporated herein by reference

(4) Previously filed as an exhibit to the report on Form 10-KSB for the period ended June 30, 2001, filed on September 28, 2001, and incorporated herein by reference

(5) Previously filed as an exhibit to the report on Form 8-K/A filed on October 9, 2007, and incorporated herein by reference

(6) Previously filed as an exhibit to the report on Form 10-QSB for the period ended September 30, 2006, filed on June 10, 2008, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer and Director	December 2, 2010
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer and Director	December 2, 2010

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Chief Executive Officer and Director	December 2, 2010

/s/ Joachim Fleing Joachim Fleing, Ph.D	Chief Financial Officer and Director	December 2, 2010

/s/ Hubertus Schmelz Hubertus Schmelz	Director	December 2, 2010