Form 10-Q
period 2009-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-04-12
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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

Yes      . No   X  .

As of March 15, 2011, there were 100,942,340 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2009

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

Our unaudited consolidated balance sheet as of September 30, 2009 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2009 and 2008, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2009	2009
CURRENT ASSETS	(Unaudited)

Cash	$24,750	$12,353
Accounts receivable, net	6,167	5,150
Inventory	30,288	29,818
Prepaid expenses and other assets	15,234	3,717

Total Current Assets	76,439	51,038

PROPERTY AND EQUIPMENT, Net	2,728	3,184

OTHER ASSETS

Tax refunds receivable	35,957	24,755
Other non-current assets	20,419	20,574

Total Other Assets	56,376	45,329

TOTAL ASSETS	$135,543	$99,551

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	June 30,
	2009	2009
CURRENT LIABILITIES	(Unaudited)

Accounts payable and accrued expenses	$252,551	$283,181
Accounts payable - related parties	24,500	117,375

Total Current Liabilities	277,051	400,556

TOTAL LIABILITIES	277,051	400,556

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 74,027,449 and 69,438,500 shares issued
and outstanding, respectively	21,778,991	21,409,838
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions payable	42,804	167,179
Accumulated other comprehensive income	(440,807)	(559,751)
Accumulated deficit	(26,143,926)	(25,939,701)

Total Stockholders' Equity (Deficit)	(141,508)	(301,005)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$135,543	$99,551

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	September 30,
	2009	2008

REVENUES	$-	$2,259

COST OF SALES	-	-

GROSS PROFIT (LOSS)	-	2,259

OPERATING EXPENSES

Research and development	52,300	30,694
Depreciation and amortization	566	1,405
General and administrative	151,958	157,344

Total Operating Expenses	204,824	189,443

OPERATING LOSS	(204,824)	(187,184)

OTHER INCOME (EXPENSE)

Interest income	599	7,564
Interest expense	-	(22,032)

Total Other Income (Expense)	599	(14,468)

Loss before income taxes and non-controlling
interest	(204,225)	(201,652)

Provision for income taxes	-	-

NET LOSS	$(204,225)	$(201,652)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	118,944	(64,408)

Total Other Comprehensive Income (Loss)	118,944	(64,408)

COMPREHENSIVE INCOME (LOSS)	$(85,281)	$(266,060)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	71,509,857	50,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

					Accumulated
			Additional	Stock	Other
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Income	Deficit	Total

Balance, June 30, 2008	50,000,000	$18,969,358	$3,099,135	$167,179	$(592,006)	$(23,623,769)	$(1,980,103)

Currency translation adjustment	-	-	-	-	32,255	-	32,255

Amortization of beneficial
conversion feature on
promissory notes converted	-	-	1,522,295	-	-	-	1,522,295

Common shares issued in
conversion of promissory
notes at prices from $0.06
to $0.24 per share	18,163,500	2,367,958	-	-	-	-	2,367,958

Common shares issued for
cash at $0.057 per share	1,275,000	72,522	-	-	-	-	72,522

Net loss for the year ended
June 30, 2009	-	-	-	-	-	(2,315,932)	(2,315,932)

Balance, June 30, 2009	69,438,500	21,409,838	4,621,430	167,179	(559,751)	(25,939,701)	(301,005)

Common shares issued for
services at $0.109 per share	10,000	1,090	-	-	-	-	1,090

Common shares issued for
cash at $0.082 per share	4,578,949	368,063	-	(155,371)	-	-	212,692

Cash received for stock
subscriptions payable at
$0.057 per share	-	-	-	30,996	-	-	30,996

Net loss for the three months
ended September 30, 2009	-	-	-	-	118,944	(204,225)	(85,281)

Balance, September 30, 2009	74,027,449	$21,778,991	$4,621,430	$42,804	$(440,807)	$(26,143,926)	$(141,508)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(204,225)	$(201,652)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	567	1,405
Common stock issued for services	1,090	-
Changes in operating assets and liabilities
Accounts receivable	(801)	821
Inventory	668	(22,341)
Prepaid expenses and other assets	(20,411)	31,233
Accounts payable and accrued expenses	(134,756)	(20,093)

Net Cash Used in Operating Activities	(357,868)	(210,627)

CASH FLOWS FROM INVESTING ACTIVITIES	-	221

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold for cash	249,640	-
Change in notes payable - related	171,643	-
Change in notes receivable - related	-	110,554

Net Cash Provided by Financing Activities	421,283	110,554

EFFECTS OF EXCHANGE RATES	(51,018)	(64,408)

NET INCREASE (DECREASE) IN CASH	12,397	(164,260)

CASH AT BEGINNING OF PERIOD	12,353	229,717

CASH AT END OF PERIOD	$24,750	$65,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., incorporated in Colorado in 1995, and its wholly owned subsidiaries, Sangui Biotech, Inc., Sangui BioTech AG, GlukoMediTech AG, and Sangui BioTech PTE Ltd., (collectively, the "Company") have been engaged in the research, development, manufacture, and sales of medical and cosmetic products.

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

Risk and Uncertainties

The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and medical products (wound dressings and other wound management products) being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical products, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $26,143,926 as of September 30, 2009 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $204,225 during the three months ended September 30, 2009 and used cash in operating activities of $357,868 for the three months ended September 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At September 30, 2009 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2009, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Inventory

Inventory consists of various raw materials, supplies, and both semi-processed and fully-processed cosmetics products.  The Company values its inventory at the lower of cost or market.  The cost is determined by the specific identification method.  Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost.  At September 30, 2009, a reserve of $106,723 for impaired inventory has been recorded.

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

NOTE 4 – COMMON STOCK

On July 30, 2009 the Company issued an aggregate amount of 1,298,949 shares of its Common Stock at approximately $0.115 per share in exchange for cash proceeds of $149,420.

On August 7, 2009 the Company issued an aggregate amount of 1,280,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.057 per share, in exchange for cash proceeds of $73,443.  The Company also issued 10,000 shares as a replacement for a lost certificate valued at $1,090.

On September 10, 2009 the Company issued an aggregate amount of 2,000,000 shares of its Common Stock to an individual and/or entity, at approximately $0.073 per share, in exchange for cash proceeds of $145,201.

NOTE 5 – SUBSEQUENT EVENTS

In November 2009 the Company issued an aggregate amount of 750,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.06 per share, in exchange for cash proceeds of $42,804. The Company also issued 1,638,476 shares for services valued $0.18 per share for a total of $294,926.

In December 2009 the Company issued an aggregate of 708,340 shares of its Common Stock to three (3) individuals and/or entities, at approximately $0.09 per share, in exchange for cash proceeds of $66,264.

In January 2010 the Company issued an aggregate of 875,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.10 per share, in exchange for cash proceeds of $84,953.

In March 2010 the Company issued an aggregate of 166,670 shares of its Common Stock to one (1) individual and/or entity, at approximately $0.08 per share, in exchange for cash proceeds of $13,628. The Company also issued an aggregate of 144,150 shares of its Common Stock to one (1) individual and/or entity, at approximately $0.11 per share, in exchange for services valued at $15,568.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – SUBSEQUENT EVENTS (Continued)

In May 2010 the Company issued an aggregate of 127,083 shares of its Common Stock to one (1) individual and/or entity, at approximately $0.11 per share, in exchange for services valued at $13,725. The Company also issued an aggregate of 200,000 shares of its Common Stock to one (1) individual and/or entities, at approximately $0.064 per share, in exchange for cash proceeds of $12,732.

In June 2010 the Company issued an aggregate of 345,000 shares of its Common Stock to various individuals and/or entities, at approximately $0.083 per share, in exchange for services valued at of $28,635. The Company also issued an aggregate of 620,000 shares of its Common Stock to two (2) individual and/or entities, at approximately $0.076 per share, in exchange for cash proceeds of $47,528.

In July 2010 the Company issued an aggregate of 355,115 shares of its Common Stock to one (1) individual, at approximately $0.078 per share, in exchange for services valued at $27,634. The Company also issued an aggregate of 1,000,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.061 per share, in exchange for cash proceeds of $60,910.

In August 2010 the Company issued an aggregate of 1,200,000 shares of its Common Stock to two (2) individuals, at approximately $0.015 per share, from the long-term incentive plan, totaling an expense of $18,000.

In September 2010 the Company issued an aggregate of 2,134,000 shares of its Common Stock to various individuals and/or entities, at approximately $0.013 per share, in exchange for cash totaling $28,141. The Company also issued an aggregate of 240,000 shares of its Common Stock to one (1) individual, at approximately $0.07 per share, in exchange for services valued at $16,800.

In October 2010 the Company issued an aggregate of 606,163 shares of its Common Stock to one (1) individual, at approximately $0.073 per share, in exchange for services totaling $44,498. The Company also issued an aggregate of 1,500,000 shares of its Common Stock to one (1) individual and/or entities, at approximately $0.099 per share, in exchange for cash proceeds of $149,031.

In November 2010 the Company issued 100,000 shares of its Common Stock to one (1) individual, at $0.072 per share, in exchange for services valued at approximately $7,200.

In December 2010 the Company issued an aggregate of 5,450,313 shares of its Common Stock to various individuals, at approximately $0.051 per share, in exchange for services valued at approximately $275,004. The Company also issued an aggregate of 1,186,667 shares of its Common Stock to two (2) individual and/or entities, at approximately $0.105 per share, in exchange for cash proceeds of $124,297.

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

The focus of Sangui GmbH has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes.  Sangui GmbH has thus far focused its development and commercialization efforts of such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  Sangui GmbH, has in addition developed external applications of oxygen transporters in the medical and cosmetic fields in the form of gels and emulsions for the regeneration of the skin as well as in the form of a hemoglobin-based wound spray.

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

Chitoskin Wound Pads

In September, 2009, it was decided to terminate the cooperation with the former contract manufacturer of the wound pads. Distribution and sales of the product were stopped due to a less than satisfactory profitability. In the subsequent quarters, the management of SanguiBioTech GmbH identified another contract manufacturer in Germany who ran production tests in the course of calendar year 2010. In March, 2011, this facility is in the process of obtaining certification according to CE standards. It has not been determined, however, as to when production of the wound pads will be resumed.

FINANCIAL POSITION

Our current assets increased approximately $25,401, or 49,8%, from June 30, 2009 to approximately $76,439 at September 30, 2009.  The increase is primarily attributable to the our receipt of investments in shares of common stock of the company as well as to an increase in prepaid expenses, in particular due to advance payments of patent fees.

Our net property and equipment decreased approximately $456, or 14.3% from June 30, 2009 to approximately $2,728 at September 30, 2009.  The decrease is primarily attributable to current period depreciation.

We funded our operations primarily through its existing cash reserves and cash received from the issuance of share of common stock.  Our stockholders' deficit decreased approximately $159,497.  The primary factor behind this decrease was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 and 2008:

REVENUES - We did not record revenues during the three months ended September 30, 2009 in the comparable period of 2008 we had revenues of $2,259.  Correspondingly, no cost of sales were incurred in the first quarter of the 2010 financial year.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $21,606 to approximately $52,300 in 2009 from approximately $30,694 in 2008.  The increase is mainly attributed to our pursuit to expand its product base to meet the demands of new and emerging markets.  We are seeking additional sources to provide financing for additional research and development.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased 3.4% to approximately $151,958 in 2009 from approximately $157,344 in 2008.  This decrease is mainly attributed to the ongoing cost cutting program.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $839 to approximately $566 in 2009 from approximately $1,405 in 2008.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $204,225, or approximately $(0.00) per common share, for the three months ended September, 2009, compared to approximately $201,652, or $(0.00) per common share, during the comparable period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2009, net cash used in operating activities increased to approximately $357,868, from approximately $210,627 in the corresponding period in 2008, primarily related to an increase in prepaid expenses as well to a decrease in accounts payable to related parties.

We had a working capital deficit of approximately $141,508 at September 30, 2009, a decrease of approximately $159,497 from June 30, 2009 due primarily to our conversion of outstanding notes payable into commons stock.  At September 30, 2009, we had cash of approximately $24,750.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by § 229.10(f)(1) and are not required to provide the information under this item.

Item 4T - Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum). The plaintiff’s claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately EUR370,000 (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06). Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary.  We believe the claim lacks merit and plan to vigorously defend our position.  No briefs were exchanged nor hearings called for by the Court in our fiscal year ended June 30, 2009 nor  in the fiscal year subsequent to this report ended June 30, 2010.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

Item 1a - Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

On July 30, 2009 the Company issued an aggregate amount of 1,298,949 shares of its Common Stock at approximately $0.115 per share in exchange for cash proceeds of $149,420. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On August 7, 2009 the Company issued an aggregate amount of 1,280,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.057 per share, in exchange for cash proceeds of $73,443.  The Company also issued 10,000 shares as a replacement for a lost certificate valued at $1,090. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On September 10, 2009 the Company issued an aggregate amount of 2,000,000 shares of its Common Stock to an individual and/or entity, at approximately $0.073 per share, in exchange for cash proceeds of $145,201. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to the period covered by this report

In November 2009 the Company issued an aggregate amount of 750,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.06 per share, in exchange for cash proceeds of $42,804. The Company also issued 1,638,476 shares for services valued $0.18 per share for a total of $294,926. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In December 2009 the Company issued an aggregate of 708,340 shares of its Common Stock to three (3) individuals and/or entities, at approximately $0.09 per share, in exchange for cash proceeds of $66,264. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In January 2010 the Company issued an aggregate of 875,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.10 per share, in exchange for cash proceeds of $84,953. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In March 2010 the Company issued an aggregate of 166,670 shares of its Common Stock to one (1) individual and/or entity, at approximately $0.08 per share, in exchange for cash proceeds of $13,628. The Company also issued an aggregate of 144,150 shares of its Common Stock to one (1) individual and/or entity, at approximately $0.11 per share, in exchange for services valued at $15,568. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In May 2010 the Company issued an aggregate of 127,083 shares of its Common Stock to one (1) individual and/or entity, at approximately $0.108 per share, in exchange for services valued at $13,725. The Company also issued an aggregate of 200,000 shares of its Common Stock to one (1) individual and/or entities, at approximately $0.064 per share, in exchange for cash proceeds of $12,732. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In June 2010 the Company issued an aggregate of 345,000 shares of its Common Stock to various individuals and/or entities, at approximately $0.083 per share, in exchange for services valued at of $28,635. The Company also issued an aggregate of 620,000 shares of its Common Stock to two (2) individual and/or entities, at approximately $0.076 per share, in exchange for cash proceeds of $47,528. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In July 2010 the Company issued an aggregate of 355,115 shares of its Common Stock to one (1) individual, at approximately $0.078 per share, in exchange for services valued at $27,634. The Company also issued an aggregate of 1,000,000 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.061 per share, in exchange for cash proceeds of $60,910. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In August 2010 the Company issued an aggregate of 1,200,000 shares of its Common Stock to two (2) individuals, at approximately $0.015 per share, from the long-term incentive plan, totaling an expense of $18,000. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In September 2010 the Company issued an aggregate of 2,134,000 shares of its Common Stock to various individuals and/or entities, at approximately $0.034 per share, in exchange for cash totaling $28,141. The Company also issued an aggregate of 240,000 shares of its Common Stock to one (1) individual, at approximately $0.07 per share, in exchange for services valued at $16,800. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In October 2010 the Company issued an aggregate of 606,163 shares of its Common Stock to one (1) individual, at approximately $0.073 per share, in exchange for services totaling $44,498. The Company also issued an aggregate of 1,500,000 shares of its Common Stock to one (1) individual and/or entities, at approximately $0.099 per share, in exchange for cash proceeds of $149,031. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In November 2010 the Company issued 100,000 shares of its Common Stock to one (1) individual, at $0.072 per share, in exchange for services valued at approximately $7,200. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In December 2010 the Company issued an aggregate of 5,450,313 shares of its Common Stock to various individuals, at approximately $0.051 per share, in exchange for services valued at approximately $275,004. The Company also issued an aggregate of 1,186,667 shares of its Common Stock to two (2) individual and/or entities, at approximately $0.105 per share, in exchange for cash proceeds of $124,297. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit	Description

2.1	Exchange Agreement between MRC Legal Services LLC and SanguiBioTech International, Inc., dated of March 31, 2000 (1)
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Amended and Restated Article of Incorporation (7)
3.4	Amended and Restated Bylaws, filed herewith (7)
4.1	Stock Option Agreement between Professor Wolfgang Barnikol and Sangui Biotech International, Inc. dated November 3, 1999 (2)
10.1	Office Lease between Brookhollow Office Park and Sangui Biotech International, Inc. dated September 4, 1996 and as amended 2000 (2)
10.2	Fee Agreement between GlukoMeditech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.3	Fee Agreement between SanguiBiotech AG and Dr. Sieglinde Borchert dated June 15, 1998 (2)
10.4	Service Contract between GlukoMeditech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.5	Service Contract between SanguiBiotech AG and Dr. Wolfgang Barnikol dated June 30, 1998 (2)
10.6	Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated April 26, 1999 (2)
10.7	Amendment to Service Agreement between Axel Kleinkorres Promotionsagentur and Sangui Biotech International, Inc. dated August 18, 2000 (2)
10.8	Appropriation Notice from North-Rhine-Westphalia to GlukoMediTech AG dated November 30, 1998 (2)
10.9	Appropriation Notice from North-Rhine-Westphalia SanguiBiotech AG dated November 30, 1998 (2)
10.10	Lease Contract for Business Rooms between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 6, 2000 (2)
10.11	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and GlukoMeditech AG dated June 7, 2000 (2)
10.12	Additional Agreement to Lease Contract between Research and Development Centre, Witten, Germany and SanguiBiotech AG dated June 7, 2000 (2)
10.13	Assignment of Patents and Royalty Agreement with Dr. Wolfgang Barnikol (3)
10.14	Prolongation Letter for SanguiBiotech AG Grants (4)
10.15	Amended and Restated Long-Term Incentive Plan (7)
16.1	Auditor Letter from HJ & Associates, LLC (5)
21.1	Subsidiaries of the Company (6)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: April 8, 2011

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: April 8, 2011

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer