Form 10-Q
period 2009-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-05-02
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No   X.

As of April 20, 2011, there were 100,742,340 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2009

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

Our unaudited consolidated balance sheet as of December 31, 2009 and our unaudited consolidated statements of operations for the three month periods ended December 31, 2009 and 2008, and the unaudited consolidated statements of cash flows for the six month periods ended December 31, 2009 and 2008, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2009	2009
CURRENT ASSETS	(Unaudited)

Cash	$22,370	$12,353
Accounts receivable, net	5,543	5,150
Inventory	13,911	29,818
Prepaid expenses and other assets	8,490	3,717

Total Current Assets	50,314	51,038

PROPERTY AND EQUIPMENT, Net	2,179	3,184

OTHER ASSETS

Tax refunds receivable	40,300	24,755
Other non-current assets	20,058	20,574

Total Other Assets	60,358	45,329

TOTAL ASSETS	$112,851	$99,551

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	June 30,
	2009	2009
CURRENT LIABILITIES	(Unaudited)

Accounts payable and accrued expenses	$350,212	$283,181
Accounts payable - related parties	35,164	117,375

Total Current Liabilities	385,376	400,556

TOTAL LIABILITIES	385,376	400,556

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 77,124,265 and 69,438,500 shares issued
and outstanding, respectively	22,182,986	21,409,838
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions payable	13,457	167,179
Accumulated other comprehensive income	(436,497)	(559,751)
Accumulated deficit	(26,653,901)	(25,939,701)

Total Stockholders' Equity (Deficit)	(272,525)	(301,005)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$112,851	$99,551

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

REVENUES	$8,596	$8,858	$8,596	$11,117

COST OF SALES	9,454	12,239	9,454	12,239

GROSS PROFIT (LOSS)	(858)	(3,381)	(858)	(1,122)

OPERATING EXPENSES

Research and development	29,133	84,610	81,433	115,304
Depreciation and amortization	517	801	1,083	2,206
General and administrative	479,477	190,000	631,435	347,344

Total Operating Expenses	509,127	275,411	713,951	464,854

OPERATING LOSS	(509,985)	(278,792)	(714,809)	(465,976)

OTHER INCOME (EXPENSE)

Interest expense	-	(21,541)	-	(43,573)
Other income	10	5,067	609	12,631

Total Other Income (Expense)	10	(16,474)	609	(30,942)

Loss before income taxes and
non-controlling interest	(509,975)	(295,266)	(714,200)	(496,918)

Provision for income taxes	-	-	-	-

NET LOSS	$(509,975)	$(295,266)	$(714,200)	$(496,918)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	(16,173)	(421,165)	123,254	(485,573)

Total Other Comprehensive Income (Loss)	(16,173)	(421,165)	123,254	(485,573)

COMPREHENSIVE INCOME (LOSS)	$(526,148)	$(716,431)	$(590,946)	$(982,491)

BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	75,720,875	59,024,300	73,505,774	54,512,150

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(unaudited)

					Accumulated
			Additional	Stock	Other
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Income	Deficit	Total

Balance, June 30, 2008	50,000,000	$18,969,358	$3,099,135	$167,179	$(592,006)	$(23,623,769)	$(1,980,103)

Currency translation adjustment	-	-	-	-	32,255	-	32,255

Amortization of beneficial conversion feature on promissory notes converted	-	-	1,522,295	-	-	-	1,522,295

Common shares issued in conversion of promissory notes at prices from $0.06to $0.24 per share	18,163,500	2,367,958	-	-	-	-	2,367,958

Common shares issued for cash at $0.057 per share	1,275,000	72,522	-	-	-	-	72,522

Net loss for the year ended June 30, 2009	-	-	-	-	-	(2,315,932)	(2,315,932)

Balance, June 30, 2009	69,438,500	21,409,838	4,621,430	167,179	(559,751)	(25,939,701)	(301,005)

Common shares issued for services at $0.18 per share	1,648,476	296,016	-	-	-	-	296,016

Common shares issued for cash at $0.082 per share	6,037,289	477,132	-	(167,179)	-	-	309,953

Cash received for stock subscriptions payable at $0.01 per share				13,457			13,457

Net loss for the six months ended December 31, 2009	-	-	-	-	123,254	(714,200)	(590,946)

Balance, December 31, 2009	77,124,265	$22,182,986	$4,621,430	$13,457	$(436,497)	$(26,653,901)	$(272,525)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(714,200)	$(496,918)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,071	2,206
Common stock issued for services	296,016	-
Changes in operating assets and liabilities
Accounts receivable	(290)	(4,347)
Inventory	16,514	(7,120)
Prepaid expenses and other assets	(18,796)	35,431
Accounts payable and accrued expenses	3,167	(21,873)

Net Cash Used in Operating Activities	(416,518)	(492,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	-	(2,921)
Purchases of fixed assets	-	3,245

Net Cash Provided by Investing Activities	-	324

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on promissory notes	-	374,891
Common stock sold for cash	327,375	-
Proceeds from in notes payable - related	168,689	415,283

Net Cash Provided by Financing Activities	496,064	790,174

EFFECTS OF EXCHANGE RATES	(69,529)	(485,573)

NET INCREASE (DECREASE) IN CASH	10,017	(187,696)

CASH AT BEGINNING OF PERIOD	12,353	229,717

CASH AT END OF PERIOD	$22,370	$42,021

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$2,187,233

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2009 and June 30, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2009 and June 30, 2009

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $26,653,901 as of December 31, 2009 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $714,200 during the six months ended December 31, 2009 and used cash in operating activities of $416,518 for the six months ended December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At December 31, 2009 the Company had no cash equivalents.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2009 and June 30, 2009

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2009, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Inventory

Inventory consists of various raw materials, supplies, and both semi-processed and fully-processed cosmetics products.  The Company values its inventory at the lower of cost or market.  The cost is determined by the specific identification method.  Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost.  At December 31, 2009, a reserve of $109,799 for impaired inventory has been recorded.

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

December 31, 2009 and June 30, 2009

(Unaudited)

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

NOTE 5 – SUBSEQUENT EVENTS

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2009 and June 30, 2009

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS (Continued)

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

In December 2010 the Company issued an aggregate of 5,450,313 shares of its Common Stock to various individuals, at approximately $0.051 per share, in exchange for services valued at approximately $275,004. The Company also issued an aggregate of 1,186,667 shares of its Common Stock to two (2) individuals and/or entities, at approximately $0.105 per share, in exchange for cash proceeds of $124,297.

In January 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,300,00 shares to fourteen (14) individuals, at approximately $0.051.

In February 2011 the Company issued an aggregate of 307,914 to one (1) individual, at approximately $0.060 per share, in exchange for services totaling $18,475.

In March 2011 the Company issued an aggregate of 3,200,000 shares to various individuals, at approximately $0.0552 in exchange for cash proceeds of $176,640. The company also issued an aggregate of 500,000 shares to one (1) individual, at approximately$0.0552 in exchange for services totaling $27,600.

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

Chitoskin Wound Pads

In September, 2009, it was decided to terminate the cooperation with the former contract manufacturer of the wound pads. Distribution and sales of the product were stopped due to a less than satisfactory profitability. In the subsequent quarters, the management of SanguiBioTech GmbH identified another contract manufacturer in Germany who ran production tests in the course of calendar year 2010. In April, 2011, this facility is in the process of obtaining certification according to CE standards. It has not been determined, however, as to when production of the wound pads will be resumed.

Hemospray Wound Spray

SanguiBioTech GmbH has developed a novel medical product aimed at the healing of chronic wounds. The Hemospray wound spray is based on porcine hemoglobin. During the six months ended December 31, 2009, a series of wound treatments using our products was concluded successfully at a hospital in Mexico, the results were presented at an international convention in Mexico City. The test treatments were part of an effort to achieve a registration of Hemospray for the Latin American markets and to obtain a CE-mark certification for the European Markets. As of April 2011 neither registration has been attained.

Subsequent to the period covered by this report, in December 2010, the company established a joint venture company under the name of sastOmed GmbH with SanderStrothmann GmbH headquartered in Georgsmarienhuette, Germany. It is the purpose of the new company to obtain the CE mark certification of the Hemospray wound spray and to start producing, marketing and distributing the product on a global scale. To this effect, Sangui has granted sastOmed GmbH comprehensive and exclusive licenses on a global scale. Project management, financing and execution of the projected activities will be taken care of by the joint venture which will be headed by Michael Sander and Rene Strothmann, Managing Directors of SanderStrothmann GmbH, who in addition will contribute their experience in product development and their proven industry contacts and cooperations.

Under the terms of the contracts sastOmed will pay milestone-based downpayments as compensation for the licenses and has granted Sangui royalties on all future sales of the product.

FINANCIAL POSITION

Our current assets decreased approximately $974, or 1.4%, from June 30, 2009 to approximately $50,314 at December 31, 2009.  The decrease is primarily attributable to the our receipt of investments in shares of common stock of the company as well as to an increase in prepaid expenses, in particular due to advance payments of patent fees.

Our net property and equipment decreased approximately $1,005, or 31.6% from June 30, 2009 to approximately $2,719 at December 31, 2009.  The decrease is primarily attributable to current period depreciation.

We funded our operations primarily through its existing cash reserves and cash received from the issuance of share of common stock.  Our stockholders' deficit decreased approximately $28,480.  The primary factor behind this decrease was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended December 31, 2009 and 2008:

REVENUES - We recorded revenues of $8,596 during the three months ended December 31, 2009, and in the comparable period of 2008 we had revenues of $8,858.  We also recorded $9,454 to cost of sales during the three months ended December 31, 2009, and in the comparable period of 2008 we had cost of sales of $12,239.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $55,477 to approximately $29,133 in 2009 from approximately $84,610 in 2008.  The decrease is mainly attributed to our pursuit to expand its product base to meet the demands of new and emerging markets.  We are seeking additional sources to provide financing for additional research and development.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 152.4% to approximately $479,477 in 2009 from approximately $190,000 in 2008.  This increase is mainly attributed to the ongoing cost cutting program.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $284 to approximately $517 in 2009 from approximately $801 in 2008.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $509,975, or approximately $(0.01) per common share, for the three months ended December 31, 2009, compared to approximately $295,266, or $(0.01) per common share, during the comparable period in 2008.

Six months ended December 31, 2009 and 2008:

REVENUES - We recorded revenues of $8,596 during the six months ended December 31, 2009, and in the comparable period of 2008 we had revenues of $11,117.  We also recorded $9,454 to cost of sales during the six months ended December 31, 2009, and in the comparable period of 2008 we had cost of sales of $12,239.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $33,871 to approximately $81,433 in 2009 from approximately $115,304 in 2008.  The decrease is mainly attributed to our pursuit to expand its product base to meet the demands of new and emerging markets.  We are seeking additional sources to provide financing for additional research and development.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 81.8% to approximately $631,435 in 2009 from approximately $347,344 in 2008.  This increase is mainly attributed to the ongoing cost cutting program.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $1,123 to approximately $1,083 in 2009 from approximately $2,206 in 2008.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $714,200, or approximately $(0.01) per common share, for the six months ended December 31, 2009, compared to approximately $496,918, or $(0.01) per common share, during the comparable period in 2008.

 LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2009, net cash used in operating activities decreased to approximately $416,518, from approximately $492,621 in the corresponding period in 2008, primarily related to an increase in prepaid expenses as well to a decrease in accounts payable to related parties.

We had a working capital deficit of approximately $272,525 at December 31, 2009, a decrease of approximately $28,480 from June 30, 2009 due primarily to our conversion of outstanding notes payable into commons stock.  At December 31, 2009, we had cash of approximately $22,370.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

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

In January 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,300,00 shares to fourteen (14) individuals, at approximately $0.051. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In February 2011 the Company issued an aggregate of 307,914 to one (1) individual, at approximately $0.060 per share, in exchange for services totaling $18,475. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In March 2011 the Company issued an aggregate of 3,200,000 shares to various individuals, at approximately $0.0552 in exchange for cash proceeds of $176,640. The company also issued an aggregate of 500,000 shares to one (1) individual, at approximately$0.0552 in exchange for services totaling $27,600. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

(2) Filed as an exhibit to the report on Form 10-KSB for period ended June 30, 2000, filed on October 13, 2000

(3) Filed as an exhibit to the amended report on Form 10-KSB/A for the period ended June 30, 2000, filed on November 20, 2000

(4) Filed as an exhibit to the report on Form 10-KSB for the period ended June 30, 2001, filed on September 28, 2001

(5) Filed as an exhibit to the report on Form 8-K/A filed on October 9, 2007

(6) Filed as an exhibit to the report on Form 10-QSB for the period ended December 31, 2006, filed on June 10, 2008

(7) Filed as an exhibit to the report on Form 10-Q for the period ended December 31, 2008, filed on February 24, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: May 2, 2011

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: May 2, 2011

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer