Form 10-Q
period 2010-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-05-02
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2010

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

Our unaudited consolidated balance sheet as of March 31, 2010 and our unaudited consolidated statements of operations for the three month periods ended March 31, 2010 and 2009, and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 2010 and 2009, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2010	2009
CURRENT ASSETS	(Unaudited)

Cash	$12,718	$12,353
Accounts receivable, net	6,905	5,150
Inventory	12,782	29,818
Prepaid expenses and other assets	12,157	3,717

Total Current Assets	44,562	51,038

PROPERTY AND EQUIPMENT, Net	1,577	3,184

OTHER ASSETS

Tax refunds receivable	36,097	24,755
Other non-current assets	18,828	20,574

Total Other Assets	54,925	45,329

TOTAL ASSETS	$101,064	$99,551

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	June 30,
	2010	2009
CURRENT LIABILITIES	(Unaudited)

Accounts payable and accrued expenses	$362,233	$283,181
Accounts payable - related parties	35,164	117,375

Total Current Liabilities	397,397	400,556

TOTAL LIABILITIES	397,397	400,556

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 78,310,085 and 69,438,500 shares issued
and outstanding, respectively	22,297,135	21,409,838
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions payable	13,457	167,179
Accumulated other comprehensive income	(414,978)	(559,751)
Accumulated deficit	(26,813,377)	(25,939,701)

Total Stockholders' Equity (Deficit)	(296,333)	(301,005)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$101,064	$99,551

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

REVENUES	$4,213	$23,504	$12,809	$34,621

COST OF SALES	993	6,380	10,447	18,619

GROSS PROFIT (LOSS)	3,220	17,124	2,362	16,002

OPERATING EXPENSES

Research and development	16,788	56,181	98,221	171,485
Depreciation and amortization	482	631	1,565	2,837
General and administrative	145,517	130,952	776,952	478,296

Total Operating Expenses	162,787	187,764	876,738	652,618

OPERATING LOSS	(159,567)	(170,640)	(874,376)	(636,616)

OTHER INCOME (EXPENSE)

Interest expense	-	(19,780)	-	(63,353)
Other income	90	375	699	13,006

Total Other Income (Expense)	90	(19,405)	699	(50,347)

Loss before income taxes and
non-controlling interest	(159,477)	(190,045)	(873,677)	(686,963)

Provision for income taxes	-	-	-	-

NET LOSS	$(159,477)	$(190,045)	$(873,677)	$(686,963)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	21,519	(3,509)	144,773	(489,082)

Total Other Comprehensive Income (Loss)	21,519	(3,509)	144,773	(489,082)

COMPREHENSIVE INCOME (LOSS)	$(137,958)	$(193,554)	$(728,904)	$(1,176,045)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	77,883,098	68,048,600	74,997,304	59,024,300

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)
					Accumulated
			Additional	Stock	Other
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Income	Deficit	Total

Balance, June 30, 2008	50,000,000	$18,969,358	$3,099,135	$167,179	$(592,006)	$(23,623,769)	$(1,980,103)

Currency translation adjustment	-	-	-	-	32,255	-	32,255

Amortization of beneficial
conversion feature on
promissory notes converted	-	-	1,522,295	-	-	-	1,522,295

Common shares issued in
conversion of promissory
notes at prices from $0.06
to $0.24 per share	18,163,500	2,367,958	-	-	-	-	2,367,958

Common shares issued for
cash at $0.057 per share	1,275,000	72,522	-	-	-	-	72,522

Net loss for the year ended
June 30, 2009	-	-	-	-	-	(2,315,932)	(2,315,932)

Balance, June 30, 2009	69,438,500	21,409,838	4,621,430	167,179	(559,751)	(25,939,701)	(301,005)

Common shares issued for
services at $0.174 per share	1,792,626	311,584	-	-	-	-	311,584

Common shares issued for
cash at $0.081 per share	7,078,959	575,713	-	(167,179)	-	-	408,534

Cash received for stock
subscriptions payable at
$0.01 per share (unaudited)	-	-	-	13,457	-	-	13,457

Net loss for the nine months
ended March 31, 2010	-	-	-	-	144,773	(873,677)	(728,904)

Balance, March 31, 2010	78,310,085	$22,297,135	$4,621,430	$13,457	$(414,978)	$(26,813,378)	$(296,334)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(873,677)	$(686,963)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,569	2,837
Common stock issued for services	311,584	-
Changes in operating assets and liabilities
Accounts receivable	(2,101)	(13,771)
Inventory	16,808	7,618
Prepaid expenses and other assets	(21,311)	18,311
Accounts payable and accrued expenses	195,843	45,179

Net Cash Used in Operating Activities	(371,285)	(626,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	-	(2,921)
Purchases of fixed assets	-	3,535

Net Cash Provided by Investing Activities	-	614

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold for cash	421,991	-
Cash received on notes receivable	-	533,059
Proceeds from in notes payable - related	49,714	374,891

Net Cash Provided by Financing Activities	471,705	907,950

EFFECTS OF EXCHANGE RATES	(100,055)	(489,082)

NET INCREASE (DECREASE) IN CASH	365	(207,307)

CASH AT BEGINNING OF PERIOD	12,353	229,717

CASH AT END OF PERIOD	$12,718	$22,410

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$2,187,233

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2010 and June 30, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010.

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

March 31, 2010 and June 30, 2009

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $26,813,378 as of March 31, 2010 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $873,677 during the nine months ended March 31, 2010 and used cash in operating activities of $371,285 for the nine months ended March 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At March 31, 2010 the Company had no cash equivalents.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2010 and June 30, 2009

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2010, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Inventory

Inventory consists of various raw materials, supplies, and both semi-processed and fully-processed cosmetics products.  The Company values its inventory at the lower of cost or market.  The cost is determined by the specific identification method.  Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost. At March 31, 2010, a reserve of $106,723 for impaired inventory has been recorded.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2010 and June 30, 2009

(Unaudited)

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

NOTE 5 – SUBSEQUENT EVENTS

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

March 31, 2010 and June 30, 2009

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

Sangui GmbH holds the exclusive distribution rights for Chitoskin wound pads in the European Union and various other countries.  Sangui GmbH has filed a patent cooperation treatment applications (“PCT”) for the production and use of improved Chitoskin wound pads using gelatin instead of collagen as the carrier substance.

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

Hemospray Wound Spray

SanguiBioTech GmbH has developed a novel medical product aimed at the healing of chronic wounds. The Hemospray wound spray is based on porcine hemoglobin.  A series of wound treatments experiments ended in 2009 using our products and the test’s, which were concluded successfully at a hospital in Mexico, results were presented at an international convention in Mexico City. The test treatments were part of an effort to achieve a registration of Hemospray for the Latin American markets and to obtain a CE-mark certification for the European markets. As of April 2011 neither registration has been attained.

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

FINANCIAL POSITION

Our current assets decreased approximately $6,476 from June 30, 2009 to approximately $44,562 at March 31, 2010.  The decrease is primarily attributable to an impairment of inventory held in the second quarter of our 2010 financial year.

Our net property and equipment decreased approximately $1,607, or approximately 50% from June 30, 2009 to approximately $1,577 at March 31, 2010.  The decrease is primarily attributable to current period depreciation.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of share of common stock.  Our stockholders’ deficit decreased by approximately $4,672 to approximately $296,333.  The primary factor behind this decrease was our issuance of common stock for cash and services which offset the increase of accumulated deficit.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 and 2009:

REVENUES - Revenues during the three months ended March 31, 2010 amounted to $4,213. In the comparable period of 2009 we had revenues of $23,504.  We incurred cost of sales of $993 in the third quarter of the 2010 financial year compared to $6,380 in 2009.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $39,393 to approximately $16,788 in 2010 from approximately $56,181 in 2009.  The decrease is mainly attributed to the conclusion of several development initiatives in our pursuit to obtain the CE-mark certification for our Hemospray wound spray.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 11% to approximately $145,517 in 2010 from approximately $130,952 in 2009.  This increase is mainly attributed to additional activities to obtain the CE-mark certification for our Hemospray wound spray.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $149 to approximately $482 in 2010 from approximately $631 in 2009.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $159,477, or approximately $(0.00) per common share, for the three months ended March 31, 2010, compared to approximately $190,045, or $(0.00) per common share, during the comparable period in 2009.

Nine months ended March 31, 2010 and 2009:

REVENUES - Revenues during the nine months ended March 31, 2010 came in to the amount of $12,809. In the comparable period of the previous year we had revenues of $34,621.  Cost of sales decreased to $10,447 in the first nine months of the 2010 financial year from $18,619 in the comparable period of the previous year.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $73,264 to approximately $98,221 in 2010 from approximately $171,485 in 2009.  The decrease is mainly attributed to our conclusion of several development initiatives in our pursuit to obtain the CE-mark certification for our Hemospray wound spray which occurred in the second quarter of our 2010 financial year.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased by $298,656 to approximately $776,952 in 2010 from approximately $478,296 in 2009.  This increase is partly attributed to spending in the second quarter of our 2010 financial year related to the audit and re-audit of our financial statements of the 2008 and 2009 financial years as well as to an increase of legal expenses.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $1,272 to approximately $1,565 in 2010 from approximately $2,837 in 2009.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $873,677, or approximately $(0.01) per common share, for the nine months ended March 31, 2010, compared to approximately $686,963, or $(0.01) per common share, during the comparable period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2010, net cash used in operating activities decreased to approximately $371,285, from approximately $626,789 in the corresponding period in 2009. The higher net loss for the period was more than compensated for by the issuance of shares for services as well as by an increase in accounts payable and accrued expenses.

We had a working capital deficit of approximately $352,835 at March 31, 2010, an increase of approximately $3,317 from June 30, 2009 due primarily to our conversion of outstanding notes payable into commons stock.  At March 31, 2010, we had cash of approximately $12,718.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum). The plaintiff’s claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately EUR370,000 (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06). Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary. We believe the claim lacks merit and plan to vigorously defend our position.  No briefs were exchanged nor hearings called for by the Court during our fiscal year ended June 30, 2009 nor in the fiscal year ended June 30, 2010.

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