Form 10-K
period 2010-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-08-23
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

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

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that a Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2009 based upon the price at which the common stock was last sold, was approximately $4,640,570.

The number of shares of the Registrant's common stock issued and outstanding on July 27, 2011 was 109,804,855.

ii

CAUTIONARY STATEMENT

Some of the statements contained in this Form 10-K for Sangui Biotech International, Inc. (the “Company”) discuss future expectations, contain projections of results of operation or financial condition or state other “forward-looking” information.  These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on various factors and is derived using numerous assumptions.  Important factors that may cause actual results to differ from projections include, for example:

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

•

the ability of the Company to attract and retain quality employees; and,

•

other risks which may be described in future filings with the SEC.

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

iii

PART I

ITEM 1.  BUSINESS

General Development of Business

Sangui BioTech, Inc. (“SBT”) was incorporated in Delaware on August 2, 1996, and began operations in October 1996.  Shortly after the formation of SBT, the shareholders of SanguiBioTech AG (“Sangui GmbH”) and GlukoMediTech AG (“Gluko AG”) agreed to a share swap in which all of the outstanding shares held by the shareholders would be exchanged for shares of SBT, thereby making Sangui GmbH and Gluko AG wholly owned subsidiaries of SBT.  In August 1997, a publicly held company, Citadel Investment System, Inc., a Colorado corporation (“Citadel”), acquired one hundred percent (100%) of the outstanding common shares of Sangui BioTech, Inc., and as a result, Sangui BioTech, Inc. became a wholly owned subsidiary of Citadel. Thereafter, Citadel changed its name to Sangui BioTech International, Inc. (the “Company” or “SGBI”).

Until the end of its fiscal year in 2003, SGBI's business operations were conducted through its wholly owned subsidiaries.  During the first quarter of the 2003 fiscal year, SBT sold its assets, and commenced a wind-down of its U.S. business operations.  SBT was merged with and into SGBI effective December 31, 2002.  Gluko AG was merged with Sangui GmbH effective June 30, 2003.

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

To date, neither SGBI nor its subsidiaries has had profitable operations.  The Company has never been profitable, and through June 30, 2010, SGBI's accumulated deficit has exceeded $26.9 million.  The Company expects to continue to incur substantial losses over the next several years as it pursues its research and development efforts, testing activities and other growth operations.  SGBI's most promising potential products in the area of artificial oxygen carriers are still in early development stages.  As such, the Company will need to obtain substantial additional capital to continue its research and development.  At this time, given the current market conditions, the Company has adopted a program aimed at cost reductions and at refocusing SGBI’s funds to accelerate time to market for its most promising and mature products.  The Company’s current key sales focus is on selling its existing cosmetics and wound management products to distribution partners, identifying additional industrial and distribution partners for its patents and products, and on obtaining the additional financial resources necessary to finalize the certification processes of its development products.

Subsequent to the period covered in this report, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.  No assurance can be given that SGBI’s program will be successful.

Business of the Company

The Company's mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products.  The Company develops its products through its German subsidiary, Sangui GmbH.  We are seeking to market and sell some, or all, of our products through partnerships with industry partners.

The Company’s focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes.  We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin.

SanguiBioTech GmbH holds the exclusive distribution rights for Chitoskin wound pads for the European Union and various other countries.  We have filed a patent cooperation treatment application (PCT) for the production and use of improved Chitoskin wound pads using gelatine instead of collagen as the carrier substance.

Products of the Company

Artificial Oxygen Carriers

We develop several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to those of native hemoglobin.  These are (i) oxygen carrying blood additives, and (ii) oxygen carrying blood volume substitutes.

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

According to regulatory requirements, all drugs must complete preclinical and clinical trials before approval (SEE Government Regulation; No Assurance of Product Approval, and Certain Business Risks below) and market launch.  The Company’s management believes that the European and United States FDA approval process will take at a minimum several years to complete.

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

In the course of our 2008 fiscal year, we developed a comprehensive cosmetics series comprising five separate formulations including a novel skin purifier and a face care formulation using hyaluronic acid as an additional moisturizing agent.  Marketing and distribution of the new series started in September 2008.  Sales of this series have remained at a low level throughout the 2010 fiscal year.

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

Our business model in this field is reliant upon cooperation with our manufacturing and distribution partners.  We have our wound pads produced by a certified contract manufacturer and intend to sell the products to specialized industry partners.  For the European markets, Karl Beese GmbH (“KB”), a leading German vendor and distributor of hospital supplies, acted as the lead distributor until September 2010, when our contract with KB expired.  As of the date of this report we have not sought to renew our contract with KB, nor have we sought out other distribution partners.

In the course of our 2008 fiscal year we started to develop a new and improved wound pad formulation for surgical applications.  Different variations of the formulation were tested in the USA and in Europe.  After diligent evaluation of the test results, we now plan to amend the test design in order to arrive at a comprehensive set of basic data for future clinical testing.

In the course of our 2010 fiscal year we have continued our search for a new contract manufacturer able and willing to produce wound dressings at a reasonable price and of the required quality.  Test productions were carried out at different facilities.  The impact of the then critical economic situation, especially on manufacturing industries, thus far prevented the closing of a production and delivery agreement with one of the possible manufacturing partners.

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

In the course of our 2009 and 2010 fiscal years, we provided the required comprehensive clinical assessment documentation to the Notified Body, another important milestone in the registration according to the CE standards of the European Union.

Starting in January, 2009, the Health Authorities of the Mexican State of Tamaulipas in cooperation with SLA and supported by SanguiBioTech GmbH carried out a randomized comparative clinical study with numerous patients in the Civil Hospital of Ciudad Victoria, the state capital.  The vast majority of the patients treated with our Hemospray were healed, their wounds closed, while the patients of the control group did not respond in similar manner to the conventional treatment.  For ethical reasons the control group was abandoned, the patients were successfully being treated using the Sangui system.  Only three patients did not respond to either therapy, in one case the wound reappeared shortly after the treatment.

Subsequent to the period covered in this report, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany.  Under the name of sastOmed GmbH this enterprise is in charge of obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto.  As of June 30, 2011 SanguiBioTech GmbH had been granted 8 patents.  Furthermore, it has applied for several additional patents, most of which have been filed in the United States of America (US), and as an international patent application with the European Patent Office (EP).  Validation of EP patents includes Germany, France, Great Britain, Italy, and Spain.  Below are listed the most pertinent of the rights held by the Company.

1. Hemoglobin-Hyperpolymers

EP 0 685 492	“Process for the preparation of hemoglobin hyperpolymers of uniform molecular weight” (patent granted, end of duration 2015)

US 5,985,332 EP 0 857 733

“Hemoglobins provided with ligands protecting the oxygen binding sites for use as artificial oxygen carriers for direct application in medicine and biology, and method for the preparation thereof” (patents granted, end of duration 2017)

US 6,956,052 EP1 299 457

“Mammalian hemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof” (US patent granted, EP patent pending, end of duration 2020)

EP 1 249 385

“Method for the production of artificial oxygen carriers from covalently cross linking hemoglobin with improved functional properties of hemoglobin by cross-linking in the presence of chemically non-reacting effectors of the oxygen affinity of the hemoglobin” (patent granted, end of duration 2020)

US 7,005,414 EP 1 294 386

“Synthetic oxygen transport made from cross-linked modified human or porcine hemoglobin with improved properties, method for a preparation thereof from purified material and use thereof” (patents granted, end of duration 2020)

EP 1 682 167 US 2007/0049517	“Use of hyperpolymer Hemoglobin for treating a pulmonary edema” (EP patent granted, US patent pending, end of duration 2023)

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

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.  Research and development costs totaled $111,567 and $195,581 during the fiscal years ended June 30, 2010 and 2009, respectively.

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

Dependence on Major Customers

As of June 30, 2010, and 2009 the Company had no significant concentrations of sales to or receivables from specific customers.

Human Resources

We consider our relations with our employees to be favorable.  As of June 30, 2010 we and our subsidiary had one fulltime employee, who was not involved in research and development.  For management, research and development purposes, the Company had consulting arrangements with five individuals.

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

Conflicts of Interest; Related Party Transactions

The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest.  Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors.  A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders.  An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions.  It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arm’s length, unless the Company is able to receive more favorable terms from a related party.

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

Substantial Doubt that the Company Can Continue as a Going Concern

The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives.  In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months.  Therefore, the Company maybe dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

Future Capital Needs and Uncertainty of Additional Funding

Management believes that SGBI's cash position is insufficient to cover its financing requirements for the current fiscal year, and anticipates that substantial funds will be required in order to enact SGBI's development plans.  The Company will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of its business strategies.  Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources.  To the extent that additional capital is received by SGBI by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to SGBI's shareholders.  There can be no assurance that additional funding will be available on favorable terms, if at all. SGBI may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions.  However, such arrangements may require SGBI to relinquish rights or reduce its interests in certain of its technologies or product candidates.  The inability of SGBI to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of SGBI.  Moreover, if funds are not available from any sources, SGBI may not be able to continue to operate.  During the year ended June 30, 2009 the Company increased its authorized common shares from 50 million to 250 million.  This increase has given the Company increased flexibility to raise funds and/or satisfy debt obligations via equity issuances.

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

Licenses and Consents

The utilization or other exploitation of the products and services developed by SGBI or its subsidiary may require SGBI or its subsidiary to obtain licenses or consents from the producers or other holders of patents, trademarks, copyrights or other similar rights (“Intellectual Property”) relating to the products and technologies of SGBI or its subsidiary.  In the event SGBI or its subsidiary are unable, if so required, to obtain any necessary license or consent on terms which the management of SGBI or its subsidiary consider to be reasonable, SGBI or its subsidiary may be required to cease developing, utilizing, or exploiting products or technologies affected by those Intellectual Property rights.  In the event SGBI or its subsidiary are challenged by the holders of such Intellectual Property rights, there can be no assurance that SGBI or its subsidiary will have the financial or other resources to defend any resulting legal action, which could be significant.

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

The success of SGBI will also depend on avoiding the infringement of patents issued to competitors.  There can be no assurance that SGBI will be able to obtain patent protection for products based upon the technology of SGBI.  Moreover, there can be no assurance that any patents issued to SGBI or its subsidiary will not be challenged, invalidated or circumvented or that the rights granted there under will provide competitive advantages to SGBI.  Litigation, which could result in substantial cost to SGBI, may be necessary to enforce the patent and license rights of SGBI or to determine the scope and validity of its and others' proprietary rights.

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

The manufacture of the products of SGBI involves a number of steps and requires compliance with stringent quality control specifications imposed by SGBI and by the FDA or similar regulatory bodies under the law of the respective countries. Moreover, SGBI's products for use in US markets can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA.  For these reasons, SGBI would not be able to quickly replace its manufacturing capacity if one of its manufacturing contractors or partners were unable to use their manufacturing facilities as a result of a fire, natural disaster, equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's Good Manufacturing Practice (GMP) requirements and the non-compliance could not be rapidly rectified.  The inability or reduced capacity of SGBI to manufacture their products would have a material adverse effect on SGBI's business and results of operations.

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

ITEM 2.  PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany.  Rent expense was approximately $72,753 and $84,840 during the years ended June 30, 2010 and 2009, respectively.

ITEM 3.  LEGAL PROCEEDINGS

On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum).  The plaintiff’s claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately EUR370,000 (approximately US $528,000) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06).  Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary.  We believe the claim lacks merit and plan to vigorously defend our position.  No briefs were exchanged nor hearings called for by the Court in our fiscal year ended June 30, 2010 and subsequent to the period covered by this report through June 30, 2011.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2010, our common stock was traded on the Pink Sheets under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by Pink Sheets.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2010
Quarter ended September 2009	$0.14	$0.08
Quarter ended December 2009	0.28	0.11
Quarter ended March 2010	0.16	0.12
Quarter ended June 2010	0.13	0.03

2009
Quarter ended September 2008	$0.24	$0.13
Quarter ended December 2008	0.18	0.03
Quarter ended March 2009	0.15	0.07
Quarter ended June 2009	0.15	0. 06

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

Holders

 At June 30, 2010, the number of record holders of the Company's common stock was approximately 876.

Dividends

We did not pay any cash dividends during the past two fiscal years and do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of June 30, 2010 and 2009, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	$0.00	10,000,000[1]
Equity compensation plans not approved by stockholders	0	0.00	0
Total	0	$0.00	10,000,000

[1] On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries.

Subsequent to the period covered by this report the company issued an aggregate of 6,500,000 shares to sixteen (16) individuals pursuant to this Plan.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2010.

Recent Sales of Unregistered Securities

On July 30, 2009 the Company issued an aggregate amount of 1,298,949 shares of its Common Stock at approximately $0.115 per share in exchange for cash proceeds of $149,420.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The entity receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

On August 7, 2009 the Company issued an aggregate amount of 1,280,000 shares of its Common Stock to an individual and an entity, at approximately $0.057 per share, in exchange for cash proceeds of $73,443.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Both the individual and the entity receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

On September 10, 2009 the Company issued an aggregate amount of 2,000,000 shares of its Common Stock to an individual, at approximately $0.073 per share, in exchange for cash proceeds of $145,201.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individual receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In November 2009 the Company issued an aggregate amount of 750,000 shares of its Common Stock to an individual and an entity, at approximately $0.06 per share, in exchange for cash proceeds of $42,804. The Company also issued 1,638,476 shares for services valued $0.18 per share for a total of $294,926.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Both the individual and entity receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In December 2009 the Company issued an aggregate of 708,340 shares of its Common Stock to three (3) individuals, at approximately $0.09 per share, in exchange for cash proceeds of $66,264.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In January 2010 the Company issued an aggregate of 875,000 shares of its Common Stock to two (2) individuals, at approximately $0.10 per share, in exchange for cash proceeds of $84,953.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In March 2010 the Company issued an aggregate of 166,670 shares of its Common Stock to one (1) individual, at approximately $0.08 per share, in exchange for cash proceeds of $13,628. The Company also issued an aggregate of 144,150 shares of its Common Stock to one (1) individual, at approximately $0.11 per share, in exchange for services valued at $15,568. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In May 2010 the Company issued an aggregate of 127,083 shares of its Common Stock to one (1) individual, at approximately $0.11 per share, in exchange for services valued at $13,725. The Company also issued an aggregate of 200,000 shares of its Common Stock to an entity, at approximately $0.064 per share, in exchange for cash proceeds of $12,732.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individual and entity receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In June 2010 the Company issued an aggregate of 100,000 shares of its Common Stock to an individual, at approximately $0.08 per share, in exchange for services valued at of $8,300. The Company also issued an aggregate of 620,000 shares of its Common Stock to an  individual and an entity, at approximately $0.076 per share, in exchange for cash proceeds of $47,528.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals and entity receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

In July 2010 the Company issued an aggregate of 500,115 shares of its Common Stock to several individuals, at approximately $0.08 per share, in exchange for services valued at $36,796. The Company also issued an aggregate of 950,000 shares of its Common Stock to an individuals and an entity, at approximately $0.067 per share, in exchange for cash proceeds of $60,923.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals and entity receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In August 2010 the Company issued an aggregate of 1,100,000 shares of its Common Stock to various individuals and entities, at approximately $0.006 per share, in exchange for cash and services totaling approximately $64,700. Moreover, the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 200,000 shares of its Common Stock to one (1) individual at approximately $0.06.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals and entities receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In September 2010 the Company issued an aggregate of 3,634,000 shares of its Common Stock to various individuals and/or entities, at approximately $0.0071 per share, in exchange for cash totaling $200,059.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals and entities receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In October 2010 the Company issued an aggregate of 846,163 shares of its Common Stock to an individual, at approximately $0.04 per share, in exchange for services totaling $35,444.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individual receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In December 2010 the Company issued an aggregate of 3,336,980 shares of its Common Stock to various individuals, at approximately $0.093 per share, in exchange for services valued at approximately $307,304. The Company also issued an aggregate of 500,000 shares of its Common Stock to various individuals and entities, at approximately $0.08 per share, in exchange for cash proceeds of $41,170. Moreover, the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,000,000 shares of its Common Stock to an individual at approximately $0.05.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals and entities receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In January 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,300,00 shares to fourteen (14) individuals, at approximately $0.05.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In February 2011 the Company issued an aggregate of 307,914 to an individual, at approximately $0.05 per share, in exchange for services totaling $14,696.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individual receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In March 2011 the Company issued an aggregate of 2,200,000 shares to various individuals, at approximately $0.04 in exchange for cash proceeds of $92,102. The company also issued an aggregate of 500,000 shares to an individual, at approximately$0.06 in exchange for services totaling $27,600.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In April 2011 the Company issued an aggregate of 8,347,500 shares to various individuals and/or entities at approximately $0.05 in exchange for cash proceeds of $386,297. The company also issued an aggregate of 250,000 shares to one (1) individual for services totaling $10,859.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals and entities receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In May 2011 the Company issued an aggregate of 315,000 shares to an individual at approximately $0.03 in exchange for cash proceeds of $8,593.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individual receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In June 2011 the company issued an aggregate of 160,015 shares to an individual for services totaling $17,270.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individual receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2010.  The following are our critical accounting policies:

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

Research and Development

Research and development costs are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.  Research and development costs totaled $111,567 and $195,581 during the fiscal years ended June 30, 2010 and 2009, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro.  Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect for the period.  The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit).  There were no gains or losses resulting from foreign currency transactions as of June 30, 2010 and 2009.

Financial Position

The Company’s current assets increased by $1,091, or 34%, from June 30, 2009 to $52,129 at June 30, 2010.  The increase is primarily attributable to an increase in prepaid assets and inventory.

The Company's net property and equipment decreased $2,115, or 66.4%, from June 30, 2009 to $1,069 at June 30, 2010.  The decrease is primarily attributable to the current year depreciation.

The Company funded its operations primarily through sales of unregistered securities.  The Company’s stockholders’ deficit increased $118,748 from June 30, 2009, to a deficit of $182,257 as of June 30, 2010.  The primary reason for the decrease was the Company's issuance of common stock totaling approximately $2.3 million.

REVENUES. Revenues decreased 43% to $17,977 during the year ended June 30, 2010 from $31,526 during 2009.  This decrease is due primarily to the reduced marketing efforts dedicated to the Company’s cosmetics products.  The Company incurred Cost of Sales totaling $7,950 during the 2010 fiscal year, a 54% decrease from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 43% to $111,567 during the year ended June 30, 2010 from $195,581 during the 2009 fiscal year.  This decrease is due primarily to the Company’s main focus on obtaining the certification for its fully developed Hemospray product.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 53.7% to $917,589 in 2010 from $596,733 in 2009.  This increase of $320,856 is attributed to increases in legal and accounting and other expenses, as well as increases in expenses incurred in the attempt of obtaining the certification for its fully developed Hemospray product.

INTEREST EXPENSE. Interest expense decreased 100% to $-0- in 2010 from $1,545,901 in 2009.  In 2009 the interest expense was extraordinarily high due to the Company’s recognition of a beneficial conversion feature pertaining to its convertible promissory notes.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss was $975,482, or $0.01 per common share in2010, compared to $2,315,932, or $0.04 per common share, in 2009.

Liquidity and Capital Resources

For the year ended June 30, 2010, net cash used in operating activities decreased to $683,125 from $786,493 for the year ended June 30, 2009, primarily related to a reduction in the net losses from 2009 to 2010.

For the year ended June 30, 2010, like for the year ended June 30, 2009, no cash was used nor received from investing activities.

For the year ended June 30, 2010, net cash provided by financing activities decreased to an inflow of $329,306 from an inflow of $584,663 for the year ended June 30, 2009.  The principal reason for the decrease relates to the different mix of financing instruments.

The Company had a working capital deficit of $223,504 at June 30, 2010, compared to working capital deficit of $349,518 at June 30, 2009, an overall decrease of $126,014, due primarily to the Company’s pay down of liabilities using the cash received for common shares as explained above.

The Company incurred a net loss applicable to common stockholders of $975,482 and used cash in operating activities of $683,125 for the year ended June 30, 2010.  These and other conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives.  In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months.  Therefore, the Company is dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sales of our cosmetics products started in early 2005, sales of our wound pad products started in the course of the first quarter of 2007.  The current state of the different sales efforts has induced management to believe that revenues from these products may be obtainable in the course of the 2011 fiscal year.  However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheet of Sangui Biotech International, Inc. as of June 30, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Sangui Biotech International, Inc. as of June 30, 2009, were audited by other auditors whose report dated December 2, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2010, and the results of their operations and cash flows for the year ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

July 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sangui Biotech International, Inc.:

We have audited the accompanying consolidated balance sheet of Sangui Biotech International, Inc. (the Company) as of June 30, 2009 and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2009, and the results of operations and cash flows for the year ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

December 2, 2010

Salt Lake City, Utah

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2010	2009
CURRENT ASSETS

Cash	$24,238	$12,353
Accounts receivable, net	155	5,150
Inventory	16,186	29,818
Prepaid expenses and other assets	11,550	3,717

Total Current Assets	52,129	51,038

PROPERTY AND EQUIPMENT, Net	1,069	3,184

OTHER ASSETS

Tax refunds receivable	18,967	24,755
Other non-current assets	21,208	20,574

Total Other Assets	40,175	45,329

TOTAL ASSETS	$93,373	$99,551

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	June 30,
	2010	2009
CURRENT LIABILITIES

Accounts payable and accrued expenses	$242,174	$283,181
Accounts payable - related parties	33,459	117,375

Total Current Liabilities	275,633	400,556

TOTAL LIABILITIES	275,633	400,556

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 sharesauthorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares authorized, 79,357,148 and 69,438,500 shares issued and outstanding, respectively	22,379,420	21,409,838
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions payable	13,457	167,179
Accumulated other comprehensive income	(215,671)	(559,751)
Accumulated deficit	(26,912,588)	(25,939,701)
Noncontrolling interest	(68,308)	-
Total Stockholders' Equity (Deficit)	(182,260)	(301,005)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)	$93,373	$99,551

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2010	2009

REVENUES	$17,977	$31,526
COST OF SALES	7,950	17,139

GROSS PROFIT (LOSS)	10,027	14,387

OPERATING EXPENSES

Research and development	111,567	195,581
Depreciation and amortization	1,928	3,311
Bad debt expense	20,853	1,321
General and administrative	917,589	596,733

Total Operating Expenses	1,051,937	796,946

OPERATING LOSS	(1,041,910)	(782,559)

OTHER INCOME (EXPENSE)

Interest expense	-	(1,545,901)
Other income	715	12,528

Total Other Income (Expense)	715	(1,533,373)

Loss before income taxes and non-controlling interest	(1,041,195)	(2,315,932)

Provision for income taxes	-	-

NET LOSS	(1,041,195)	(2,315,932)

Less: Net loss attributable to noncontrolling interest	(68,308)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(972,887)	$(2,315,932)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	344,080	32,255

Total Other Comprehensive Income (Loss)	344,080	32,255

COMPREHENSIVE INCOME (LOSS)	$(697,115)	$(2,283,677)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	75,889,831	59,280,627

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional	Stock	Other	Non-
	Common Stock		Paid-In	Subscriptions	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Payable	Income	Interest	Deficit	Total

Balance, June 30, 2008	50,000,000	$18,969,358	$3,099,135	$ 167,179	$ (592,006)	$ -	$(23,623,769)	$(1,980,103)

Amortization of beneficial conversion feature on promissory notes converted	-	-	1,522,295	-	-	-	-	1,522,295

Common shares issued in conversion of promissory notes at prices from $0.06to $0.24 per share	18,163,500	2,367,958	-	-	-	-	-	2,367,958

Common shares issued for cash at $0.057 per share	1,275,000	72,522	-	-	-	-	-	72,522

Currency translation adjustment	-	-	-	-	32,255	-	-	32,255

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(2,315,932)	(2,315,932)

Balance, June 30, 2009	69,438,500	21,409,838	4,621,430	167,179	(559,751)	-	(25,939,701)	(301,005)

Common shares issued for services at $0.14 per share	2,019,709	483,028	-	-	-	-	-	483,028

Common shares issued for cash at $0.08 per share	7,898,939	486,554	-	(167,179)	-	-	-	319,375

Cash received for stock subscription payable at $0.04 per share	-	-	-	13,457	-	-	-	13,457

Currency translation adjustment	-	-	-	-	344,080	-	-	344,080

Net loss for the year ended June 30, 2010	-	-	-	-	-	(68,308)	(972,887)	(1,041,195)

Balance, June 30, 2010	79,357,148	$22,379,420	$4,621,430	$ 13,457	$ (215,671)	$ (68,308)	$(26,912,588)	$ (182,260)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,041,195)	$(2,315,932)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,929	3,311
Common stock issued for services	486,554	-
Bad debt expense	5,120	1,321
Amortization of beneficial conversion feature	-	1,545,901
Changes in operating assets and liabilities
Accounts receivable	(212)	(6,335)
Inventory	11,048	(19,043)
Prepaid expenses and other assets	(10,098)	34,198
Accounts payable and accrued expenses	(169,733)	(92,201)
Related parties accounts payable	33,459	62,287

Net Cash Used in Operating Activities	(683,128)	(786,493)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	315,849	72,522
Proceeds from stock subscriptions payable	13,457	-
Proceeds from notes payable	-	50,638
Proceeds from notes payable - related	-	461,503

Net Cash Provided by Financing Activities	329,306	584,663

EFFECTS OF EXCHANGE RATES	365,707	(15,534)

NET INCREASE (DECREASE) IN CASH	11,885	(217,364)

CASH AT BEGINNING OF YEAR	12,353	229,717

CASH AT END OF YEAR	$24,238	$12,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$2,525,535

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

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

On June 30, 2003, GlukoMediTech AG ("Gluko AG") was merged into Sangui BioTech AG ("Sangui AG"). Effective November 4, 2003, Sangui AG was converted into Sangui BioTech GmbH (Sangui GmbH). After completion of the restructuring, Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) cosmetics and wound management products, in particular wound dressings based on Chitosan and a wound spray based on natural, porcine hemoglobin. The development of glucose implant sensors was abandoned in the course of the financial year 2009.

Going Concern

The Company incurred a net loss applicable to common stockholders of $1,041,195 and used cash in operating activities of $683,128 for the year ended June 30, 2010. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). For the years ended June 30, 2010 and 2009, the Company recognized gains on translation adjustment in the amount of $344,080 and $32,255, respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2010 and 2009.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2010 and 2009.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2010 and 2009 was $1,928 and $3,311, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses

Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the year ended June 30, 2010 was $-0-. The amounts were written-down from $2,216 to an ending balance of $-0- during the year ended June 30, 2009, as future cash flows to be derived from the patents and licenses became less certain.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2010 and 2009, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

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

Financial Statement Reclassifications

The Company has reclassified certain prior-year account balances in order to comply with current-period classifications and increase comparability.

Sales Tax Collected from Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of sales taxes.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $111,567 and $195,581 during the fiscal years ended June 30, 2010 and 2009, respectively.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce deferred income tax assets when it is more likely than not that such deferred tax assets will not be realized.

Income Taxes

The Company has a foreign subsidiary formed or acquired to conduct or support its business outside the United States. The Company provides for income taxes, net of applicable foreign tax credits, on temporary differences in its investment in foreign subsidiaries which are not considered to be permanently invested outside of the United States.

The Company adopted ASC 740-10 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740-10 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2010 and 2009, the Company did not recognize any such interest or penalties, nor were any interest or penalties accrued as of June 30, 2010 and 2009.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2010 and 2009, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

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

Segments of an Enterprise and Related Information

The Company adopted ASC 280, "Disclosures about Segments of an Enterprise and Related Information." ASC 280 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2010 and 2009, the Company has one business segment, which is the manufacturing and sales of its wound treatment and cosmetics products.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time. During the years ended June 30, 2010 and 2009, the Company recognized impairment of inventory in the amounts of $-0- and $-0-, respectively. As of June 30, 2010 and 2009, inventory was comprised of the following components:

	June 30,
	2010	2009
Raw materials	$276	$-
Work-in process	947	2,708
Finished goods	14,963	27,110

Total inventory	$16,186	$29,818

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at estimated net realizable value, do not bear interest nor do they generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established. For the years ended June 30, 2010 and 2009, the Company recognized bad debt expense in the amounts of $20,853 and $1,321, respectively.

Fair Value Measures

The Company discloses fair value measures for financial assets and financial liabilities reported or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC 820, Fair Value Measures. The Company prospectively implemented the provisions of ASC 820 for financial assets and financial liabilities as of July 1, 2008 and elected to defer implementation of the provisions of ASC 820 for non-financial assets and non-financial liabilities until July 1, 2009 as permitted. In accordance with ASC 820, the Company discloses fair value measures based on a hierarchy for categorizing inputs used to measure fair value, whereby Level 1 represents quoted market prices in active markets for identical assets or liabilities; Level 2 represents significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and Level 3 represents unobservable inputs in which there is little or no market data and requires the reporting unit to develop its own assumptions.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts Subtopic 810-10. For those entities that have already adopted ASC 810, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted ASC 810.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement ASC 470.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued an amendment to ASC 470 "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance". The provisions clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. ASC 470 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June

Concentrations of Credit Risk

During the years ended June 30, 2010 and 2009 the Company had no significant concentrations of sales or receivables from specific customers.

Noncontrolling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10.0 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2010 and 2009, respectively. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2010 and 2009:

	June 30,	June 30,
	2010	2009
Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	309,016	309,016
Total property and equipment	1,235,531	1,235,531

Less accumulated depreciation and amortization	(1,234,462)	(1,232,347)

Total property and equipment, net	$1,069	$3,184

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Subscriptions - During the year ended June 30, 2010 the Company received $13,457 from an unrelated third party in exchange to issue common stock at a future date.  This amount has been recorded as a stock subscription payable in the Company’s consolidated financial statements.  Total common stock subscriptions totaled $167,179 as of June 30, 2009, all of which is issuable to a single unrelated third-party entity.  On August 31, 2009, the Company satisfied the $169,179 of stock subscription payable through the issuance of 1,298,929 shares of common stock.

Common Stock Issuances – During the year ended June 30, 2010, the Company issued 2,019,709 shares of common stock for services at an average of $0.14 per share for a total expense of $483,028.  In addition, the Company issued 7,898,939 shares of common stock for cash at an average of $0.08 per share, yielding total cash proceeds of $486,554 and a reduction of stock subscriptions payable of $167,179 for the year.

During the year ended June 30, 2009, the Company’s Board of Directors resolved to convert $2,367,958 in promissory notes and related accrued interest into 18,163,500 shares of common stock, at conversion rates of $0.06 to $0.24 per share.  This issuance satisfied in full the Company’s obligations pursuant to the convertible notes.  In addition, the Company issued 1,275,000 shares of common stock for cash at approximately $0.057 per share, yielding total cash proceeds of $72,522 for the period.

Preferred Stock – During the year ended June 30, 2010, the Company’s Board of Directors resolved to increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000 shares of no par value preferred stock.  The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Stock Options - From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2010 and 2009, and during the years ended June 30, 2010 and 2009, no options were issued or outstanding.

NOTE 4 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- for the years ended June 30, 2010 and 2009 respectively, since the Company incurred net operating losses through June 30, 2010.

Income tax expense for the years ended June 30, 2010 and 2009 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	June 30,	June 30,
	2010	2009
Income tax benefit at U.S. federal statutory rates	$(354,006)	$(781,259)
Effect of:
Beneficial conversion feature	-	517,580-
Common Stock issued for services	165,428	-
Increase/(decrease) in valuation allowance	188,578	(235,932)
Other, net	-	27,747
Provision for income taxes	$-	$-

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 4 - INCOME TAX PROVISION (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2010 and 2009 are presented below:

	June 30,		June 30,
	2010		2009
Deferred tax assets
Net operating losses	$6,587,460		$6,398,882
Less valuation allowance	(6,587,460)		(6,398,882)
Net deferred tax assets -		-
Deferred tax liabilities	-		-
Net deferred taxes	$-		$-

As of June 30, 2010, the Company had net operating loss carryforwards of approximately $8.1 million, $3.8 million and $12.2 million available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2009 and 2029. The foreign net operating loss carryforwards do not have an expiration period.  The valuation allowance increased by $188,578 to $6,587,460 during the year ended June 30, 2010.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2006 through 2010 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

NOTE 5 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2010 and 2009:

	2010	2009
Numerator for basic and diluted loss per common share – net loss	$(1,041,195)	$(2,315,932)

Denominator for basic and diluted loss per common share – weighted average shares	75,889,831	59,280,627

Basic and diluted loss per common share	$(0.01)	$(0.04)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2010 and 2009. The former President and CEO amicably resigned his executive positions with the Company on April 3, 2008, and resigned as a member of the Company’s Board of Directors on September 30, 2008.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Shareholder Loans Receivable

On June 26, 2008, the Company’s German subsidiary paid a total of $86,893 to a managing director of the subsidiary.  The individual was owed salary due to him by the subsidiary. This amount was reconciled on January 15, 2009, pursuant to the individual’s purchase of ownership interest in the German subsidiary.

The Company advanced a total of $446,166 to a related party with whom the Company shares a common director.  This amount was fully repaid and satisfied during the year ended June 30, 2009.

As of June 30, 2010 and 2009, the Company had a note payable to related parties of $33,459 and $117,375, respectively. The payables are unsecured, accrue no interest and are due upon demand.

Promissory Notes Payable

From July 2, 2007 through March 31, 2009, the Company received cash inflows pursuant to promissory notes with a related party with whom the Company shares a common director.  During the period ended June 30, 2009 the entire principal balance, plus accrued interest, of $584,052 was converted into 4,453,500 shares of common stock. During fiscal year 2007, the Company also received cash inflows pursuant to a promissory note with a Company director.  The principal balance of the promissory note, plus related accrued interest, of $431,016 was converted into 3,409,500 shares of common stock during the year ended June 30, 2009.

NOTE 7 - NOTES PAYABLE

During the year ended June 30, 2009 the Company converted $2,367,958 in notes payable and related accrued interest to various entities into 18,163,500 shares of the Company’s common stock, at an average conversion price of approximately $0.13 per share. Of these converted notes, a total of $1,041,140 was due to a related party with whom the Company shares a common director ($598,774 total principal balance) and another Company director ($442,366 total principal balance) at June 30, 2008.  Pursuant to these convertible notes, the Company recognized a beneficial conversion feature in the amount of $1,522,295 during the year ended June 30, 2009. This amount was recorded to interest expense during the period. The beneficial conversion feature and related interest expense was not recognized until such time that the Company was authorized by the Company shareholders to increase its authorized common shares, as the convertible notes were not able to be converted prior to this increase in authorized shares, as the Company had previously issued 100% of its authorized common shares at the time the convertible notes were issued.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2010 and 2009.

Leases

The Company leases office facilities from an unrelated third party at $6,326 per month. The office lease contract is maintained on a month-to-month basis.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company leases an automobile under an operating lease. The lease provides for a lease payment of $1,006 per month beginning November 2007 expiring November 2011.  Future minimum lease payments under the terms of the operating leases are as follows:

2011	$ 5,031
Thereafter	-
Total	$ 5,031

NOTE 9 - STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2010 and 2009. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007.

On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. As of June 30, 2010 the Company had issued no shares pursuant to this Plan.

NOTE 10 – FOREIGN CURRENCY TRANSLATION

During the years ended June 30, 2010 and 2009, the Company has transacted the majority of its business activities in Germany, and the transactions have been primarily consummated in the Euro currency.  Due to the fact that the Company’s functional currency is the Euro and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to ASC 830 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities of the German subsidiary are translated from Euro into U.S. dollars at the exchange rate at the balance sheet date.  All equity items, other than retained earnings, are specifically identified where possible and exchange rates on transaction dates are implemented.  Profit and loss accounts are translated using an average rate for the period.  During the years ended June 30, 2010 and 2009, the Company recognized other comprehensive income (loss) of $344,080 and $32,255, respectively.  Such other comprehensive income (loss) had no effect on liquidity.

NOTE 11 - SUBSEQUENT EVENTS

In July 2010 the Company issued an aggregate of 255,115 shares of its Common Stock to one (1) individual, at approximately $0.09 per share, in exchange for services valued at $24,107. The Company also issued an aggregate of 1,195,000 shares of its Common Stock to three (3) individuals and/or entities, at an average price of $0.06 per share, in exchange for cash proceeds of $73,612.

In August 2010 the Company issued an aggregate of 1,100,000 shares of its Common Stock to two (2) individuals, at an average price of $0.07 per share, for services totaling $67,440.  The Company also issued 200,000 shares to a third party as a bonus.  These shares were valued at $0.06 per share, totaling $11,240.

In September 2010 the Company issued an aggregate of 3,634,000 shares of its Common Stock to various individuals and/or entities, at an average price of $0.05 per share, in exchange for cash totaling $200,059.

In October 2010 the Company issued an aggregate of 846,163 shares of its Common Stock to one (1) individual, at approximately $0.04 per share, in exchange for cash totaling $35,444.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 11 - SUBSEQUENT EVENTS (Continued)

In December 2010 the Company issued an aggregate of 3,336,980 shares of its Common Stock, at $0.08 per share, in exchange for services valued at $307,304. The Company also issued an aggregate of 500,000 shares of its Common Stock to two (2) individual and/or entities, at an average price of $0.08 per share, in exchange for cash proceeds of $41,170.  The Company also issued 3,000,000 shares to a third party as a performance bonus.  These shares were valued at $0.05 per share, for an aggregate value of $150,000.

In January 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,300,00 shares to fourteen (14) individuals, at approximately $0.051 per share.

In February 2011 the Company issued an aggregate of 307,914 to one (1) individual, at approximately $0.05 per share, in exchange for cash totaling $14,696.

In March 2011 the Company issued an aggregate of 2,200,000 shares to various individuals, at approximately $0.04 in exchange for cash proceeds of $92,102. The company also issued an aggregate of 500,000 shares to one (1) individual, at approximately $0.06 in exchange for services totaling $27,600.

In April 2011 the Company issued an aggregate of 8,347,500 shares to various individuals and/or entities at approximately $0.05 per share in exchange for cash proceeds of $386,297.  The Company also issued 250,000 shares at $0.04 shares for services of $10,859.

In May 2011 the Company issued an aggregate of 315,000 shares to one (1) individual at approximately $0.03 in exchange for cash proceeds of $8,593.

In June 2011 the Company issued 160,015 shares to one (1) individual at $0.11 per share in exchange for cash proceeds totaling $17,270.

Subsequent to June 30, 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 3, 2009, the Board of Directors of the Company approved the engagement of the accounting firm of Mantyla McReynolds, LLC (“Mantyla McReynolds”) as its independent registered public accounting firm effective immediately and mandated Mantyla McReynolds to audit the financial statements of the company for its financial year ended June 30, 2009 and to re-audit the financial statements of the company for its financial year ended June 30, 2008.

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

On December 14, 2010 the Board of Directors of the Company approved the engagement of the accounting firm of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its independent registered public accounting firm effective immediately and mandated Sadler Gibb to audit the financial statements of the company for its financial year ended June 30, 2010, as well as to review the quarterly reports for the quarters of this financial year.

During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Sadler Gibb, the Company did not consult with Sadler Gibb with regard to: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; and further, Sadler Gibb has not provided written or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2010, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2010, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

The directors as of June 30, 2010 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	55	Non-Executive Director	Dec 18, 2009

Joachim Fleing, Ph.D.	57	CFO	Dec 13, 2003

Thomas Striepe	46	CEO	Feb 7, 2005

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

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2010, are set out below:

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2010, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

Code of Ethics

The Company has not as of the date of this report adopted a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)
Dr. Joachim Fleing (2)	2010 2009	31,392 51,938	- -	- -	- -	31,392 51,938

Thomas Striepe	2010 2009	0 0	- -	- -	- -	- -

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

(2) Compensation resulting from the communications service agreement. See Item 8B, Other Information, above.

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

	Fees Earned
	or Paid	Stock		Option
Name	in Cash ($)	Awards ($)		Awards ($)	Total ($)
Thomas Striepe	$-	$-		$-	$-

Hubertus Schmelz	$147,005	$-	$		$147,005

Joachim Fleing	$31,392	$-	$		$31,392

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

2008 Amended and Restated Long-Term Equity Incentive Plan

On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. subsequent to the period covered by this report the company issued an aggregate of 6,500,000 shares to sixteen (16) individuals pursuant to this Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2010, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Feedback AG Neuer Wall 54 20354 Hamburg Germany	7,953,900	10.11%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	3,951,993	5.03%

Security Ownership of Management

The following table sets forth, as of June 30, 2010, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	100,000	0.13%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	3,951,993	5.03%

Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	337,416	0.43%

Common Stock	All Officers and Directors as a Group (3 persons)	4,389,409	5.59%

Percentages are calculated on the basis of shares issued and outstanding on June 30, 2010.

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

The Company’s independent accountants for the fiscal year ended June 30, 2010 were Sadler, Gibb & Associates, LLC.

(a)  Audit Fees. For the fiscal year ended 2010, the aggregate fees billed by Sadler, Gibb & Associates, LLC for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $10,000.

For the fiscal year ended 2009, the aggregate fees billed by Mantyla McReynolds, LLC for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $-0-.

(b)  Tax Fees. For the fiscal years ended 2010 and 2009 Sadler, Gibb & Associates, LLC and Mantyla McReynolds, LLC, did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2010 and 2009.

(c)  All Other Fees. None.

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer and Director	August 22, 2011
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer and Director	August 22, 2011

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Chief Executive Officer and Director	August 22, 2011

/s/ Joachim Fleing Joachim Fleing, Ph.D	Chief Financial Officer and Director	August 22, 2011

/s/ Hubertus Schmelz Hubertus Schmelz	Director	August 22, 2011