Form 10-Q
period 2010-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-10-03
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes  [  ]                No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [  ]          No  [X]

As of September 12, 2011, there were 111,254,855 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2010

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	14
Item 4.	Controls and Procedures ........................................................................................................................	15
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .................................................................................................................................	16
Item 1A.	Risk Factors ...........................................................................................................................................	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	17
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	18
Item 5.	Other Information ..................................................................................................................................	19
Item 6.	Exhibits..................................................................................................................................................	19

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

Our unaudited consolidated balance sheet as of September 30, 2010 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2010 and 2009, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC. Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2010	2010
CURRENT ASSETS	(unaudited)
Cash	$30,820	$24,238
Accounts receivable, net	237	155
Inventory	8,504	16,186
Prepaid expenses and other assets	11,180	11,550
Total Current Assets	50,741	52,129
PROPERTY AND EQUIPMENT, Net	2,229	1,069
OTHER ASSETS
Tax refunds receivable	32,017	18,967
Other non-current assets	21,613	21,208
Total Other Assets	53,630	40,175
TOTAL ASSETS	$106,600	$93,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	June 30,
	2010	2010
CURRENT LIABILITIES	(unaudited)
Accounts payable and accrued expenses	$175,576	$242,174
Accounts payable - related parties	52,007	33,459
Total Current Liabilities	227,583	275,633
TOTAL LIABILITIES	227,583	275,633
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 85,741,283 and 79,357,148 shares issued
and outstanding, respectively	22,756,533	22,379,420
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions (receivable) payable	(83,923)	13,457
Accumulated other comprehensive income	(177,467)	(215,671)
Accumulated deficit	(27,155,948)	(26,912,588)
Noncontrolling interest	(81,608)	(68,308)
Total Stockholders' Equity (Deficit)	(120,983)	(182,260)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$106,600	$93,373

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended
	September 30,
	2010	2009
REVENUES	$962	$-
COST OF SALES	696	-
GROSS PROFIT (LOSS)	266	-
OPERATING EXPENSES
Research and development	8,588	52,300
Depreciation and amortization	291	566
General and administrative	248,561	151,958
Total Operating Expenses	257,440	204,824
OPERATING LOSS	(257,174)	(204,824)
OTHER INCOME (EXPENSE)
Other income	514	599
Total Other Income (Expense)	514	599
Loss before income taxes and noncontrolling interest	(256,660)	(204,225)
Provision for income taxes	-	-
NET LOSS	(256,660)	(204,225)
Less: Net loss attributable to noncontrolling interest	(13,300)	(11,702)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(243,360)	$(192,523)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	38,204	118,944
Total Other Comprehensive Income (Loss)	38,204	118,944
COMPREHENSIVE INCOME (LOSS)	$(218,456)	$(85,281)
BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	81,606,916	71,509,857

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)
				Stock	Accumulated
			Additional	Subscriptions	Other	Non-
	Common Stock		Paid-In	(Receivable)	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Payable	Income	Interest	Deficit	Total
Balance, June 30, 2009	69,438,500	$21,409,838	$4,621,430	$167,179	$(559,751)	$-	$(25,939,701)	$(301,005)
Common shares issued for
services at $0.14 per share	2,019,709	483,028	-	-	-	-	-	483,028
Common shares issued for
cash at $0.08 per share	7,898,939	486,554	-	(167,179)	-	-	-	319,375
Cash received for stock subscription
payable at $0.04 per share	-	-	-	13,457	-	-	-	13,457
Currency translation adjustment	-	-	-	-	344,080	-	-	344,080
Net loss for the year
ended June 30, 2010	-	-	-	-	-	(68,308)	(972,887)	(1,041,195)
Balance, June 30, 2010	79,357,148	22,379,420	4,621,430	13,457	(215,671)	(68,308)	(26,912,588)	(182,260)
Common shares issued for
services at $0.07 per share	1,800,135	95,772	-	-	-	-	-	95,772
Common shares issued for
cash at $0.06 per share	2,784,000	118,853	-	-	-	-	-	118,853
Stock issued for stock subscription
receivable at $0.11 per share	1,500,000	149,031	-	(149,031)	-	-	-	-
Cash received for stock subscription
payable at $0.04 per share	300,000	13,457	-	(13,457)	-	-	-	-
Cash received for stock subscription
payable at $0.11 per share	-	-	-	65,108	-	-	-	65,108
Currency translation adjustment	-	-	-	-	38,204	-	-	38,204
Net loss for the three months
ended September 30, 2010	-	-	-	-	-	(13,300)	(243,360)	(256,660)
Balance, September 30, 2010	85,741,283	$22,756,533	$4,621,430	$(83,923)	$(177,467)	$(81,608)	$(27,155,948)	$(120,983)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(256,660)	$(204,225)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	291	567
Common stock issued for services	95,772	1,090
Changes in operating assets and liabilities
Accounts receivable	(64)	(801)
Inventory	9,544	668
Prepaid expenses and other assets	(7,347)	(20,411)
Accounts payable and accrued expenses	(89,181)	(134,756)
Related parties accounts payable	18,548	-
Net Cash Used in Operating Activities	(229,097)	(357,868)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(1,328)	-
Net Cash Provided by Investing Activities	(1,328)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	132,310	249,640
Proceeds from stock subscriptions receivable	65,108	-
Proceeds from notes payable	-	171,643
Net Cash Provided by Financing Activities	197,418	421,283
EFFECTS OF EXCHANGE RATES	(22,051)	(51,018)
NET INCREASE (DECREASE) IN CASH	(55,058)	12,397
CASH AT BEGINNING OF PERIOD	24,238	12,353
CASH AT END OF PERIOD	$(30,820)	$24,750
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2010 and June 30, 2010

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011.

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

September 30, 2010 and June 30, 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $27,155,948 as of September 30, 2010 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $243,360 during the three months ended September 30, 2010 and used cash in operating activities of $229,097 for the three months ended September 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2010 and June 30, 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At September 30, 2010 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2010, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2010 and June 30, 2010

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

NOTE 4 – COMMON STOCK

In July 2010 the Company issued an aggregate of 500,115 shares of its Common Stock to two (2) individuals, at approximately $0.08 per share, in exchange for services valued at $39,469. The Company also issued an aggregate of 850,000 shares of its Common Stock to two (2) individuals and/or entities, at an average price of $0.06 per share, in exchange for cash proceeds of $60,910.

In August 2010 the Company issued an aggregate of 1,100,000 shares of its Common Stock to two (2) individuals, at an average price of $0.06 per share, for services totaling $48,500.  The Company also issued 200,000 shares to a third party as a bonus.  These shares were valued at $0.04 per share, totaling $8,000.

In September 2010 the Company issued an aggregate of 3,334,000 shares of its Common Stock to various individuals and/or entities, at an average price of $0.06 per share, in exchange for cash totaling $57,943. $149,031 was received in October 2010 as a stock subscription receivable.  The Company also issued 300,000 shares of its Common Stock to for a previous stock subscription payable.  Those shares were valued at $0.04 per share, totaling $13,457.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2010 and June 30, 2010

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

In October 2010 the Company issued an aggregate of 846,163 shares of its Common Stock to one (1) individual, at approximately $0.07 per share, in exchange for services valued at $61,298.

In December 2010 the Company issued an aggregate of 2,550,313 shares of its Common Stock, at $0.05 per share, in exchange for services valued at $132,204. The Company also issued an aggregate of 1,286,667 shares of its Common Stock to three (3) individuals and/or entities, at an average price of $0.10 per share, in exchange for cash proceeds of $132,369.  The Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued 3,000,000 shares under this program. These shares were valued at $0.05 per share, for an aggregate value of $150,000.

In January 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,300,00 shares to fourteen (14) individuals, at approximately $0.05 per share valued at $168,300.

In February 2011 the Company issued an aggregate of 307,914 to one (1) individual, at approximately $0.06 per share, in exchange for cash totaling $18,475.

In March 2011 the Company issued an aggregate of 3,200,000 shares to various individuals, at approximately $0.04 in exchange for cash proceeds of $135,345. The company also issued an aggregate of 500,000 shares to one (1) individual, at approximately $0.06 in exchange for services totaling $27,600.

In April 2011 the Company issued an aggregate of 8,347,500 shares to various individuals and/or entities at approximately $0.04 per share in exchange for cash proceeds of $360,741.  The Company also issued 250,000 shares at $0.04 shares for services of $35,000.

In May 2011 the Company issued an aggregate of 315,000 shares to one (1) individual at approximately $0.04 in exchange for cash proceeds of $13,613.

In June 2011 the Company issued 160,015 shares to one (1) individual at $0.10 per share in exchange for cash proceeds totaling $16,178.

In August 2011 the Company issued 1,000,000 shares to one (1) individual as a stock subscription receivable.  In addition, the Company issued 50,000 shares of stock to one individual (1),as part of their Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008. The shares were valued $5,000 at approximately $0.10 per share.

In September 2011 the Company issued 400,000 shares to two (2) individuals at $0.14 per share in exchange for cash proceeds totaling $56,826.

Subsequent to September 30, 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2010 and June 30, 2010

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS (CONTINUED)

Subsequent to September 30, 2010, in September 2011, the Mexican Commission for the Authorization of Pharmaceuticals and Medical Devices officially registered the entire current range of Sangui developed wound management products as medical devices and granted permission to use this treatment on a nationwide basis. In the same month the Secretaria de Salud (Secretary of Health) of the Mexican State of Tamaulipas indicated in an official letter that it has the firm intention to actually apply the Sangui developed wound therapy in the 22 hospitals under its direction. An exact starting date for this program has not been fixed yet. No assurance can be given that this plan will actually be carried out and whether Sangui will be able to generate revenue and earnings on the basis of this registration.

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

GENERAL

The Company's mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products. The Company develops its products through its ninety percent owned German subsidiary Sangui GmbH.  The Company is seeking to market and sell some or all of their products through partnerships with industry partners.

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

Sangui’s cosmetic business model is reliant upon cooperation with its manufacturing and distribution partners. Sangui has its various formulations produced by a contract manufacturer and sells quantities of the products either in bulk or in customized private label packaging, as requested.  In addition, Sangui started to sell its cosmetic products under its own brand “Pure MO2isture” via an internet shop as of mid-September 2006 which generates consistent sales, albeit at a low level.

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

Hemospray Wound Spray

SanguiBioTech GmbH has developed a novel medical product aimed at the healing of chronic wounds. The Hemospray wound spray is based on porcine hemoglobin.  A series of wound treatments experiments ended in 2009 using our products and the test’s, which were concluded successfully at a hospital in Mexico, results were presented at an international convention in Mexico City. The test treatments were part of an effort to achieve a registration of Hemospray for the Latin American markets and to obtain a CE-mark certification for the European markets. As of the date of this filing neither registration has been attained.

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

FINANCIAL POSITION

Our current assets decreased approximately $1,389, or 2.7%, from June 30, 2010 to approximately $50,740 at September 30, 2010.  The decrease is primarily attributable to an impairment of inventory.

Our net property and equipment increased approximately $1,160 or over 100% from June 30, 2010 to approximately $2,229 at September 30, 2010.  The increase is primarily attributable to purchases of equipment.

We funded our operations primarily through its existing cash reserves and cash received from the issuance of shares of common stock.  Our stockholders' deficit decreased by 33.6% to $120,984.  The primary factor behind this decrease was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended September 30, 2010 and 2009:

REVENUES - We recorded revenues of $961 during the three months ended September 30, 2010. In the comparable period of 2010 we had no revenues. Cost of sales amounted to $697, resulting in a gross profit of $264.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $43,712 to approximately $8,588 in 2011 from approximately $52,300 in 2010.  The decrease is primarily due to the reduced development activities.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 63.6% to approximately $248,561 in 2011 from approximately $151,958 in 2010.  This increase is mainly attributed to our increased efforts in pursuit of the certification of our wound management products.

DEPRECIATION AND AMORTIZATION - Depreciation decreased to approximately $291 in 2011 from approximately $566 in 2010.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $256,663, or approximately $(0.00) per common share, for the three months ended September, 2011, compared to approximately $204,225, or $(0.00) per common share, during the comparable period in 2010. The net loss attributable to common stockholders amounted to $243,360.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2011, net cash used in operating activities decreased to approximately $229,100, from approximately $357,868 in the corresponding period in 2010, the decrease is primarily related to our issuing of common stock for services..

We had a working capital deficit of approximately $176,843 at September 30, 2010, a decrease of approximately $46,661 from June 30, 2010 due primarily to our conversion of outstanding notes payable into commons stock.  At September 30, 2011, we had cash of approximately $30,820.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for its future development activities.  No assurance can be given that these efforts will be successful.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by § 229.10(f)(1) and are not required to provide the information under this item.

Item 4 - Controls and Procedures

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

This Quarterly Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum). The plaintiff’s claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately EUR370,000 (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06). Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary.  We believe the claim lacks merit and plan to vigorously defend our position.  No briefs were exchanged nor hearings called for by the Court neither in our fiscal year ended June 30, 2010 nor in the fiscal year subsequent to this report ended June 30, 2011.

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

Subsequent to the period covered by this report

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

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

Subsequent to September 30, 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

Subsequent to September 30, 2010, in September 2011, the Mexican Commission for the Authorization of Pharmaceuticals and Medical Devices officially registered the entire current range of Sangui developed wound management products as medical devices and granted permission to use this treatment on a nationwide basis. In the same month the Secretaria de Salud (Secretary of Health) of the Mexican State of Tamaulipas indicated in an official letter that it has the firm intention to actually apply the Sangui developed wound therapy in the 22 hospitals under its direction. An exact starting date for this program has not been fixed yet. No assurance can be given that this plan will actually be carried out and whether Sangui will be able to generate revenue and earnings on the basis of this registration.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited Consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2010 and the audited balance sheet as of  June 30, 2010,  the unaudited Consolidated Statements of Operations for the three month periods ended Septermber 30, 2010 and 2009, the unaudited Consolidated Statements of Stockholders’ Equity (Deficit) from June 30, 2010 to September 30, 2011, and the unaudited Consolidated Statements of Cash Flows for the three-month periods ended Septermber 30, 2010 and 2009, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit

Number     Description of Exhibit

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

 SANGUI BIOTECH INTERNATIONAL, INC.

Dated: October 3, 2011

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: October 3, 2011

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer