Form 10-Q
period 2010-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-10-03
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2010

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

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2010

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	14
Item 4.	Controls and Procedures ........................................................................................................................	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	15
Item 1A.	Risk Factors ...........................................................................................................................................	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	16
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	17
Item 5.	Other Information ..................................................................................................................................	17
Item 6.	Exhibits..................................................................................................................................................	17

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

Our unaudited consolidated balance sheet as of December 31, 2010 and our unaudited consolidated statements of operations for the three month periods ended December 31, 2010 and 2009, and the unaudited consolidated statements of cash flows for the six month periods ended December 31, 2010 and 2009, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC. Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2010	2010
CURRENT ASSETS	(unaudited)
Cash	$73,350	$24,238
Accounts receivable, net	682	155
Inventory	3,915	16,186
Prepaid expenses and other assets	15,886	11,550
Total Current Assets	93,833	52,129
PROPERTY AND EQUIPMENT, Net	1,837	1,069
OTHER ASSETS
Tax refunds receivable	36,508	18,967
Other non-current assets	20,561	21,208
Total Other Assets	57,069	40,175
TOTAL ASSETS	$152,739	$93,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	June 30,
	2010	2010
CURRENT LIABILITIES	(unaudited)
Accounts payable and accrued expenses	$202,720	$242,174
Accounts payable - related parties	31,059	33,459
Total Current Liabilities	233,779	275,633
TOTAL LIABILITIES	233,779	275,633
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 93,424,426 and 79,357,148 shares issued
and outstanding, respectively	23,232,405	22,379,420
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions (receivable) payable	-	13,457
Accumulated other comprehensive income	(159,544)	(215,671)
Accumulated deficit	(27,674,756)	(26,912,588)
Noncontrolling interest	(100,575)	(68,308)
Total Stockholders' Equity (Deficit)	(81,040)	(182,260)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$152,739	$93,373

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUES	$2,761	$8,596	$3,723	$8,596
COST OF SALES	4,517	9,454	5,213	9,454
GROSS PROFIT (LOSS)	(1,756)	(858)	(1,490)	(858)

OPERATING EXPENSES

Research and development	30,002	29,133	38,590	81,433
Depreciation and amortization	359	517	650	1,083
General and administrative	505,754	479,477	754,315	631,435

Total Operating Expenses	536,115	509,127	793,555	713,951
OPERATING LOSS	(537,871)	(509,985)	(795,045)	(714,809)

OTHER INCOME (EXPENSE)

Other income	96	10	610	609

Total Other Income (Expense)	96	10	610	609

Loss before income taxes and non-controlling
interest	(537,775)	(509,975)	(794,435)	(714,200)

Provision for income taxes	-	-	-	-

NET LOSS	(537,775)	(509,975)	(794,435)	(714,200)

Less: Net loss attributable to noncontrolling interest	(18,967)	-	(32,267)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(518,808)	$(509,975)	$(762,168)	$(714,200)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments	17,923	(16,173)	56,127	123,254

Total Other Comprehensive Income (Loss)	17,923	(16,173)	56,127	123,254

COMPREHENSIVE INCOME (LOSS)	$(519,852)	$(526,148)	$(738,308)	$(590,946)

BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	44,037,966	75,720,875	84,856,464	73,505,774

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)
				Stock	Accumulated
			Additional	Subscriptions	Other	Non-
	Common Stock		Paid-In	(Receivable)	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Payable	Income	Interest	Deficit	Total

Balance, June 30, 2009	69,438,500	$21,409,838	$4,621,430	$167,179	$(559,751)	$-	$(25,939,701)	$(301,005)
Common shares issued for
services at $0.14 per share	2,019,709	483,028	-	-	-	-	-	483,028
Common shares issued for
cash at $0.08 per share	7,898,939	486,554	-	(167,179)	-	-	-	319,375
Cash received for stock subscription
payable at $0.04 per share	-	-	-	13,457	-	-	-	13,457
Currency translation adjustment	-	-	-	-	344,080	-	-	344,080
Net loss for the year
ended June 30, 2010	-	-	-	-	-	(68,308)	(972,887)	(1,041,195)
Balance, June 30, 2010	79,357,148	22,379,420	4,621,430	13,457	(215,671)	(68,308)	(26,912,588)	(182,260)
Common shares issued for
services at an average price
of $0.07 per share	8,196,611	439,274	-	-	-	-	-	439,274
Common shares issued for
cash at an average price
of $0.06 per share	5,570,667	400,254	-	-	-	-	-	400,254
Stock issued for stock subscription
payable at $0.11 per share	300,000	13,457	-	(13,457)	-	-	-	-
Currency translation adjustment	-	-	-	-	56,127	-	-	56,127
Net loss for the six months
ended December 31, 2010	-	-	-	-	-	(32,267)	(762,168)	(794,435)
Balance, December 31, 2010	93,424,426	$23,232,405	$4,621,430	$-	$(159,544)	$(100,575)	$(27,674,756)	$(81,040)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(794,435)	$(714,200)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	650	1,071
Common stock issued for services	439,274	296,016
Changes in operating assets and liabilities
Accounts receivable	(528)	(290)
Inventory	14,027	16,514
Prepaid expenses and other assets	(17,422)	(18,796)
Accounts payable and accrued expenses	(57,521)	3,167
Related parties accounts payable	(1,563)	-
Net Cash Used in Operating Activities	(417,518)	(416,518)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(1,344)	-
Net Cash Provided by Investing Activities	(1,344)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	400,254	327,375
Proceeds from notes payable	-	168,689
Net Cash Provided by Financing Activities	400,254	496,064

EFFECTS OF EXCHANGE RATES	67,720	(69,529)

NET INCREASE (DECREASE) IN CASH	49,112	10,017

CASH AT BEGINNING OF PERIOD	24,238	12,353

CASH AT END OF PERIOD	$73,350	$22,370
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2010 and June 30, 2010

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011.

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

December 31, 2010 and June 30, 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $27,674,756 as of December 31, 2010 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $762,168 during the six months ended December 31, 2010 and used cash in operating activities of $417,518 for the six months ended December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2010 and June 30, 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At December 31, 2010 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2010, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

December 31, 2010 and June 30, 2010

(Unaudited)

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

NOTE 4 – STOCKHOLDERS’ EQUITY

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

NOTE 5 – SIGINIFICANT EVENTS

In December, 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

NOTE 6 – SUBSEQUENT EVENTS

In January 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,300,00 shares to fourteen (14) individuals, at approximately $0.05 per share.

In February 2011 the Company issued an aggregate of 307,914 shares of common stock to one (1) individual, at approximately $0.06 per share, in exchange for services totaling $18,475.

In March 2011 the Company issued an aggregate of 3,200,000 shares to various individuals, at approximately $0.04 in exchange for cash proceeds of $135,345. The company also issued an aggregate of 500,000 shares to one (1) individual, at approximately $0.06 in exchange for services totaling $27,600.

In April 2011 the Company issued an aggregate of 8,347,500 shares to various individuals and/or entities at approximately $0.04 per share in exchange for cash proceeds of $360,741.  The Company also issued 250,000 shares at $0.14 shares for services valued at $35,000.

In May 2011 the Company issued an aggregate of 315,000 shares to one (1) individual at approximately $0.04 in exchange for cash proceeds of $13,613.

In June 2011 the Company issued 160,015 shares to one (1) individual at $0.10 per share in exchange for cash proceeds totaling $16,178.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2010 and June 30, 2010

(Unaudited)

In August 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 50,000 shares to one (1) individual, at $0.10 per share.  During the same month, the Company also issued 1,000,000 shares to one (1) individual at $0.10 per share in exchange for stock subscriptions receivable.

In September 2011 the Company issued 400,000 shares to two (2) individuals at approximately $0.14 per share in exchange for cash proceeds totaling $56,826.

Subsequent to December 31, 2010, in September 2011, the Mexican Commission for the Authorization of Pharmaceuticals and Medical Devices officially registered the entire current range of Sangui developed wound management products as medical devices and granted permission to use this treatment on a nationwide basis. In the same month the Secretaria de Salud (Secretary of Health) of the Mexican State of Tamaulipas indicated in an official letter that it has the firm intention to actually apply the Sangui developed wound therapy in the 22 hospitals under its direction. An exact starting date for this program has not been fixed yet. No assurance can be given that this plan will actually be carried out and whether Sangui will be able to generate revenue and earnings on the basis of this registration.

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

Hemospray Wound Spray

SanguiBioTech GmbH has developed a novel medical product aimed at the healing of chronic wounds. The Hemospray wound spray is based on porcine hemoglobin.  A series of wound treatments experiments ended in 2009 using our products and the test’s, which were concluded successfully at a hospital in Mexico, results were presented at an international convention in Mexico City. The test treatments were part of an effort to achieve a registration of Hemospray for the Latin American markets and to obtain a CE-mark certification for the European markets. As of the date of this report neither registration has been attained.

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

FINANCIAL POSITION

Our current assets increased approximately $41,704 from June 30, 2010 to approximately $93,833 at December 31, 2010.  The increase is primarily attributable to the issuance of shares of common stock for cash.

Our net property and equipment increased approximately $768, or approximately 72% from June 30, 2010 to approximately $1,837 at December 31, 2010.  The increase is primarily attributable to purchases of IT equipment.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of share of common stock. Our stockholders’ deficit decreased by approximately $101,220 to approximately $81,044.  The primary factor behind this decrease was our issuance of common stock for cash and services which offset the increase of accumulated deficit.

RESULTS OF OPERATIONS

Three months ended December 31, 2010and 2009:

REVENUES - Revenues during the three months ended December 31, 2010amounted to $2,762. In the comparable period of 2010 we had revenues of $8,596.  We incurred cost of sales of $4,516 in the second quarter of the 2011 financial year compared to $9,454 in 2010.

RESEARCH AND DEVELOPMENT - Research and development expenses increased insignificantly by $870 to approximately $30,003 in 2011 from approximately $29,133 in 2010. In the second quarter of our 2011 financial year we concluded several development initiatives in our pursuit to obtain the CE-mark certification for our Hemospray wound spray.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 5.5% to approximately $505,754 in 2011 from approximately $479,477 in 2010.  This increase is mainly attributed to the issuance of stock for services.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $149 to approximately $359 in 2011 from approximately $517 in 2010.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $537,775, or approximately $(0.01) per common share, for the three months ended December 31, 2010, compared to approximately $509,975, or $(0.01) per common share, during the comparable period in 2010.

Six months ended December 31, 2010and 2009:

REVENUES - Revenues during the six months ended December 31, 2010came in to the amount of $3,723. In the comparable period of the previous year we had revenues of $8,596.  Cost of sales decreased to $5,213 in the first six months of the 2011 financial year from $9,454 in the comparable period of the previous year.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $42,842 to approximately $38,591 in 2011 from approximately $81,433 in 2010.  The decrease is mainly attributed to our conclusion of several development initiatives in our pursuit to obtain the CE-mark certification for our Hemospray wound spray which occurred in the second quarter of our 2011 financial year.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased by $122,880 to approximately $754,315 in 2011 from approximately $631,435 in 2010.  This increase is mainly attributed to the issuance of stock for services which occurred in the second quarter of our 2011 financial year.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $433 to approximately $650 in 2011 from approximately $1,083 in 2010.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $794,435 or approximately $(0.01) per common share, for the six months ended December 31, 2010, compared to approximately $714,200, or $(0.01) per common share, during the comparable period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2010, net cash used in operating activities increased slightly, to approximately $417,518, from approximately $416,518 in the corresponding period in 2010.

We had a working capital deficit of approximately $139,949 at December 31, 2010, a decrease of approximately $83,555 from June 30, 2010 due primarily to our issuance of commons stock for services and cash.  At December 31, 2010, we had cash of approximately $73,349.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

In December, 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

Subsequent to December 31, 2010, in September 2011, the Mexican Commission for the Authorization of Pharmaceuticals and Medical Devices officially registered the entire current range of Sangui developed wound management products as medical devices and granted permission to use this treatment on a nationwide basis. In the same month the Secretaria de Salud (Secretary of Health) of the Mexican State of Tamaulipas indicated in an official letter that it has the firm intention to actually apply the Sangui developed wound therapy in the 22 hospitals under its direction. An exact starting date for this program has not been fixed yet. No assurance can be given that this plan will actually be carried out and whether Sangui will be able to generate revenue and earnings on the basis of this registration.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited Consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2010 and the audited balance sheet as of  June 30, 2010,  the unaudited Consolidated Statements of Operations for the three month periods ended December 31, 2010 and 2009, the unaudited Consolidated Statements of Stockholders’ Equity (Deficit) from June 30, 2010 to December 30, 2010, and the unaudited Consolidated Statements of Cash Flows for the three-month periods ended December 30, 2010 and 2009, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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