Form 10-Q
period 2011-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-10-03
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	14
Item 4.	Controls and Procedures ........................................................................................................................	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	16
Item 1A.	Risk Factors...........................................................................................................................................	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	17
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	17
Item 5.	Other Information ..................................................................................................................................	18
Item 6.	Exhibits..................................................................................................................................................	18

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

Our unaudited consolidated balance sheet as of March 31, 2011 and our unaudited consolidated statements of operations for the three month periods ended March 31, 2011 and 2010, and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 2011 and 2010, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS
	March 31,	June 30,
	2011	2010
CURRENT ASSETS	(unaudited)

Cash	$161,028	$24,238
Accounts receivable, net	345	155
Inventory	2,914	16,186
Prepaid expenses and other assets	19,699	11,550

Total Current Assets	183,986	52,129
PROPERTY AND EQUIPMENT, Net	2,414	1,069
OTHER ASSETS
Tax refunds receivable	1,214	18,967
Other non-current assets	21,304	21,208
Total Other Assets	22,518	40,175
TOTAL ASSETS	$208,918	$93,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	March 31,	June 30,
	2011	2010
CURRENT LIABILITIES	(unaudited)
Accounts payable and accrued expenses	$304,496	$242,174
Accounts payable - related parties	24,946	33,459
Total Current Liabilities	329,442	275,633
TOTAL LIABILITIES	329,442	275,633
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 100,732,340 and 79,357,148 shares issued
and outstanding, respectively	23,582,124	22,379,420
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions (receivable) payable	-	13,457
Accumulated other comprehensive income	(171,806)	(215,671)
Accumulated deficit	(28,038,531)	(26,912,588)
Noncontrolling interest	(113,741)	(68,308)
Total Stockholders' Equity (Deficit)	(120,524)	(182,260)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	208,918	93,373

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUES	$889	$4,213	$4,612	$12,809
COST OF SALES	1,102	993	6,315	10,447
GROSS PROFIT (LOSS)	(213)	3,220	(1,703)	2,362
OPERATING EXPENSES
Research and development	107,523	16,788	146,113	98,221
Depreciation and amortization	308	482	958	1,565
General and administrative	394,257	145,517	1,148,572	776,952
Total Operating Expenses	502,088	162,787	1,295,643	876,738
OPERATING LOSS	(502,301)	(159,567)	(1,297,346)	(874,376)
OTHER INCOME (EXPENSE)
Sale of license to patents	133,725	-	133,725	-
Loss on equity investment	(8,358)	-	(8,358)	-
Other income	(7)	90	603	699
Total Other Income (Expense)	125,360	90	125,970	699
Loss before income taxes and non-controlling
interest	(376,941)	(159,477)	(1,171,376)	(873,677)
Provision for income taxes	-	-	-	-
NET LOSS	(376,941)	(159,477)	(1,171,376)	(873,677)
Less: Net loss attributable to noncontrolling interest	(13,166)	-	(45,433)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(363,775)	$(159,477)	$(1,125,943)	$(873,677)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(12,262)	21,519	43,865	144,773
Total Other Comprehensive Income (Loss)	(12,262)	21,519	43,865	144,773
COMPREHENSIVE INCOME (LOSS)	$(389,203)	$(137,958)	$(1,127,511)	$(728,904)
BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	97,035,545	77,883,098	88,869,853	74,997,304

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)
				Stock	Accumulated
			Additional	Subscriptions	Other	Non-
	Common Stock		Paid-In	(Receivable)	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Payable	Income	Interest	Deficit	Total
Balance, June 30, 2009	69,438,500	$21,409,838	$4,621,430	$167,179	$(559,751)	$-	$(25,939,701)	$(301,005)
Common shares issued for
services at $0.14 per share	2,019,709	483,028	-	-	-	-	-	483,028
Common shares issued for
cash at $0.08 per share	7,898,939	486,554	-	(167,179)	-	-	-	319,375
Cash received for stock subscription
payable at $0.04 per share	-	-	-	13,457	-	-	-	13,457
Currency translation adjustment	-	-	-	-	344,080	-	-	344,080
Net loss for the year
ended June 30, 2010	-	-	-	-	-	(68,308)	(972,887)	(1,041,195)
Balance, June 30, 2010	79,357,148	22,379,420	4,621,430	13,457	(215,671)	(68,308)	(26,912,588)	(182,260)
Common shares issued for
services at $0.06 per share	12,304,525	653,649	-	-	-	-	-	653,649
Common shares issued for
cash at $0.06 per share	8,770,667	535,598	-	-	-	-	-	535,598
Stock issued for stock subscription
payable at $0.04 per share	300,000	13,457	-	(13,457)	-	-	-	-
Currency translation adjustment	-	-	-	-	43,865	-	-	43,865
Net loss for the nine month period
ended March 31, 2011	-	-	-	-	-	(45,433)	(1,125,943)	(1,171,376)
Balance, March 31, 2011	100,732,340	$23,582,124	$4,621,430	$-	$(171,806)	$(113,741)	$(28,038,531)	$(120,524)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,171,376)	$(873,677)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	958	1,569
Common stock issued for services	653,649	311,584
Loss on equity investment	8,358	-
Changes in operating assets and liabilities
Accounts receivable	(161)	(2,101)
Inventory	15,235	16,808
Prepaid expenses and other assets	16,559	(21,311)
Accounts payable and accrued expenses	29,935	195,843
Related parties accounts payable	(9,379)	-
Net Cash Used in Operating Activities	(456,222)	(371,285)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	(8,358)	-
Purchases of fixed assets	(2,096)	-
Net Cash Provided by Investing Activities	(10,454)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	535,598	421,991
Proceeds from notes payable	-	49,714
Net Cash Provided by Financing Activities	535,598	471,705
EFFECTS OF EXCHANGE RATES	67,868	(100,055)
NET INCREASE (DECREASE) IN CASH	136,790	365

CASH AT BEGINNING OF PERIOD	24,238	12,353
CASH AT END OF PERIOD	$161,028	$12,718

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2011 and June 30, 2010

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011.

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

March 31, 2011 and June 30, 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $28,038,531 as of March 31, 2011 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $1,125,943 during the nine months ended March 31, 2011 and used cash in operating activities of $456,222 for the nine months ended March 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2011 and June 30, 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At March 31, 2011 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2011, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

March 31, 2011 and June 30, 2010

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

NOTE 4 – STOCKHOLDERS’ EQUITY

In January 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,300,00 shares to fourteen (14) individuals, at approximately $0.05 per share totaling $168,300.

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

NOTE 5 – SIGNIFICANT EVENTS

In December 2011, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product. The Company is accounting for its investment in the joint venture using the equity method. Accordingly, the Company has recorded a loss of $8,358 for the three months ended March 31, 2011 for the joint venture.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2011 and June 30, 2010

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

In April 2011 the Company issued an aggregate of 8,347,500 shares to various individuals and/or entities at approximately $0.04 per share in exchange for cash proceeds of $360,741.  The Company also issued 250,000 shares at $0.14 shares for services of $35,000.

In May 2011 the Company issued an aggregate of 315,000 shares to one (1) individual at approximately $0.04 in exchange for cash proceeds of $13,613.

In June 2011 the Company issued 160,015 shares to one (1) individual at $0.10 per share in exchange for cash proceeds totaling $16,178.

In August 2011 the Company issued 1,000,000 shares to one (1) individual as a stock subscription payable at $0.10 per share.  The Company also made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 50,000 shares to one (1) individual, at approximately $0.10 per share totaling $5,000.

In September 2011 the Company issued 400,000 shares to two (2) individual at $0.14 per share in exchange for cash proceeds totaling $58,826.

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

FINANCIAL POSITION

Our current assets increased approximately $131,856 from June 30, 2010 to approximately $183,985 at March 31, 2011.  The increase is primarily attributable to the issuance of shares of common stock for cash.

Our net property and equipment increased approximately $1,345, or approximately 126% from June 30, 2010 to approximately $2,414 at March 31, 2011.  The increase is primarily attributable to purchases of IT equipment.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of share of common stock.  Our stockholders’ deficit decreased by approximately $61,737  to approximately $120,524.  The primary factor behind this decrease was our issuance of common stock for cash and services which offset the increase of accumulated deficit.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 and 2010:

REVENUES - Revenues during the three months ended March 31, 2011 amounted to $889. In the comparable period of 2010 we had revenues of $4,213.  We incurred cost of sales of $1,102 in the third quarter of the 2011 financial year compared to $993 in 2010.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $90,734 to approximately $107,522 in 2011 from approximately $16,788 in 2010.  The increase is mainly attributed to additional activities carried out in the process of obtaining authorizations for our wound management products.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 170.8% to approximately $394,099 in 2011 from approximately $130,952 in 2010.  This increase also is mainly attributed to additional activities to obtain authorizations for our wound management products.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $174 to approximately $308 in 2011 from approximately $482 in 2010.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $376,941, or approximately $(0.00) per common share, for the three months ended March 31, 2011, compared to approximately $159,477, or $(0.00) per common share, during the comparable period in 2010.

Nine months ended March 31, 2011 and 2010:

REVENUES - Revenues during the nine months ended March 31, 2011 came in to the amount of $4,612. In the comparable period of the previous year we had revenues of $12,809.  Cost of sales decreased to $6,315 in the first nine months of the 2011 financial year from $10,447 in the comparable period of the previous year.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $47,892 to approximately $146,113 in 2011 from approximately $98,221 in 2010.  The increase is mainly attributed to additional activities carried out in the process of obtaining authorizations for our wound management products.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased by $371,620 to approximately $1,148,572 in 2011 from approximately $776,952 in 2010.  This increase also is mainly attributed to additional activities to obtain authorizations for our wound management products.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $607 to approximately $958 in 2011 from approximately $1,565 in 2010.  This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $1,171,375, or approximately $(0.01) per common share, for the nine months ended March 31, 2011, compared to approximately $873,677, or $(0.01) per common share, during the comparable period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2011, net cash used in operating activities increased to approximately $456,221, from approximately $371,285 in the corresponding period in 2010.

We had a working capital deficit of approximately $145,455 at March 31, 2011, a decrease of approximately $78,049 from June 30, 2010 due primarily to our issuance of commons stock for services and cash.  At March 31, 2011, we had cash of approximately $161,028.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

Subsequent to the period covered by this report, in September 2011, the Mexican Commission for the Authorization of Pharmaceuticals and Medical Devices officially registered the entire current range of Sangui developed wound management products as medical devices and granted permission to use this treatment on a nationwide basis. In the same month the Secretaria de Salud (Secretary of Health) of the Mexican State of Tamaulipas indicated in an official letter that it has the firm intention to actually apply the Sangui developed wound therapy in the 22 hospitals under its direction. An exact starting date for this program has not been fixed yet. No assurance can be given that this plan will actually be carried out and whether Sangui will be able to generate revenue and earnings on the basis of this registration.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited Consolidated Balance Sheet of Sangui Biotech International, Inc. as of  March 31, 2011 and the audited balance sheet as of  June 30, 2010,  the unaudited Consolidated Statements of Operations for the three month periods ended March 31, 2011 and 2010, the unaudited Consolidated Statements of Stockholders’ Equity (Deficit) from June 30, 2010 to March 31, 2011, and the unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 30, 2011 and 2010, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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