Form 10-K
period 2011-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-10-20
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

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

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]. No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  [  ]. No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that a Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]. No [  ].

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]. No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, at which the common stock was last sold, was approximately $7,307,752.

The number of shares of the Registrant's common stock issued and outstanding on October 14, 2011 was 116,024,855.

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

To date, neither SGBI nor its subsidiary has had profitable operations.  The Company has never been profitable, and through June 30, 2011, SGBI's accumulated deficit has exceeded $28.4 million.  The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations.  The Company has adopted a program aimed at focusing SGBI’s funds to accelerate time to market for its most promising and mature products.

In pursuit of this strategy SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, in December 2010. Under the name of SastoMed GmbH this enterprise is in charge of obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

Subsequent to the period covered by this report, in September 2011, the Mexican Health Authorities registered the entire current range of Sangui developed wound management products and thus granted the authorization to apply and sell these products on a nationwide level.

SGBI's most promising potential product in the area of artificial oxygen carriers, the blood additive, however, is still in an early development stage.  As such the Company will need to obtain substantial additional capital to continue its development.  The Company’s current key sales focus is on selling its existing cosmetics and wound management products to distribution partners or individual customers, on identifying additional industrial and distribution partners for its patents and products, and on obtaining the additional financial resources necessary to finalize the still pending certification processes of its development products.

No assurance can be given that SGBI’s program will be successful.

BUSINESS OF THE COMPANY

The Company's mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products.  The Company develops its products through its German subsidiary, Sangui GmbH. We are seeking to market and sell some, or all, of our products through partnerships with industry partners.

The Company’s focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in chronic wounds.  We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin.

SanguiBioTech GmbH holds the exclusive distribution rights for Chitoskin wound pads for the European Union and various other countries.  We have filed a patent cooperation treatment application (PCT) for the production and use of improved Chitoskin wound pads using gelatin instead of collagen as the carrier substance.

PRODUCTS OF THE COMPANY

Artificial Oxygen Carriers

We develop products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to those of native hemoglobin.  These are (1) oxygen carrying blood additives, and (2) oxygen carrying blood volume substitutes.

In December 1997, it was decided that porcine hemoglobin should be used as the basic material for artificial oxygen carriers.  In March 1999, we decided which hemoglobin hyperpolymer would go into preclinical investigation, that glutaraldehyde would be utilized as a cross linker, and further that the polymer hemoglobin be chemically masked to prevent protein interaction in blood plasma.  The fine adjustment of the molecular formula of the artificial oxygen carriers - optimized for laboratory scale production - was finalized in the summer of 2000.

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

Production tests were carried out in the pursuit of our search for a new contract manufacturer able and willing to produce wound dressings at a reasonable price and of the required quality.  Still, no production and delivery agreement was closed so far.

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

In December 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany.  Under the name of SastoMed GmbH this enterprise is in charge of obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

In September 2011, subsequent to the period covered by this report, the Hemospray wound spray as well as the Chitoskin wound pads were registered by the Mexican Health authorities.

Product registration procedures in Europe are currently being continued.  The comprehensive clinical assessment documentation is being updated and will be submitted to the Notified Body in the course of our 2012 financial year.  A Notified Body, in the European Union, is an organization that has been accredited by a Member State to assess whether a product meets certain preordained standards.  Assessment can include inspection and examination of a product, its design and manufacture.  For example, a Notified Body may designate that a medical device conforms to the EU Medical Devices Directive, which defines the standards for medical devices.  With this Declaration of Conformity, the manufacturer can label the product with the CE Mark, which is required for distribution and sale in the EU.

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

“Mammalion hemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof” (US patent granted, EP patent pending, end of duration 2020)

EP 1 249 385

“Method for the production of artificial oxygen carriers from covalently cross linking hemoglobin with improved functional properties of hemoglobin by cross-linking in the presence of chemically non-reacting effectors of the oxygen affinity of the hemoglobin” (patent granted, end of duration 2020)

US 7,005,414 EP 1 294 386

“Synthetic oxygen transport made from cross-linked modified human or porcine hemoglobin with improved properties, method for a preparation thereof from purified material and use thereof” (patents granted, end of duration 2020)

EP 1 682 167 US 2007/0049517	“Use of hyperpolymer Hemoglobin for treating a pulmonary oedema” (EP patent granted, US patent pending, end of duration 2023)

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

RESEARCH AND DEVELOPMENT

Research and development are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.  Research and development costs totaled $313,671 and $111,567 during the fiscal years ended June 30, 2011 and 2010, respectively.

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

DEPENDENCE ON MAJOR CUSTOMERS

As of June 30, 2011, and 2010 the Company had no significant concentrations of sales to or receivables from specific customers.

HUMAN RESOURCES

We consider our relations with our employees to be favorable.  As of June 30, 2011 we and our subsidiary had one fulltime employee, who was not involved in research and development.  For management, research and development purposes, the Company had consulting arrangements with five individuals.

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

ITEM 2.

PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany.  Rent expense was approximately $86,267 and $72,753 during the years ended June 30, 2011 and 2010, respectively.

ITEM 3.

LEGAL PROCEEDINGS

On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum).  The plaintiff’s claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately EUR 370,000 (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06).  Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary.  We believe the claim lacks merit and plan to vigorously defend our position.  No briefs were exchanged nor hearings called for by the Court in our fiscal year ended June 30, 2011 and subsequent to the period covered by this report through October 7, 2011.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of June 30, 2011, our common stock was traded on the Pink Sheets under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by Pink Sheets.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2011
Quarter ended September 2010	$0.085	$0.015
Quarter ended December 2010	0.112	0.05
Quarter ended March 2011	0.149	0.04
Quarter ended June 2011	0.19	0.04

2010
Quarter ended September 2009	$0.14	$0.08
Quarter ended December 2009	0.28	0.03
Quarter ended March 2010	0.16	0.07
Quarter ended June 2010	0.13	0.60

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

HOLDERS

 At October 14, 2011, the number of record holders of the Company's common stock was approximately 899.

DIVIDENDS

The company did not pay any cash dividends during the past two fiscal years and do not contemplate paying dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of June 30, 2011 and 2010, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0[1]	$0.00	3,450,000
Equity compensation plans not approved by stockholders	0	0.00	0
Total	0	$0.00	3,450,000

[1] During its 2011 financial year the Company issued an aggregate of 6,500,000 shares to sixteen (16) individuals pursuant to this Plan.  Subsequent to the period covered by this report, the Company issued 50,000 shares to one (1) individual.

On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no stock repurchases during the financial year 2011.

RECENT SALES OF UNREGISTERED SECURITIES

In July 2010 the Company issued an aggregate of 500,115 shares of its Common Stock to two (2) individuals, at approximately $0.08 per share, in exchange for services valued at $39,469. The Company also issued an aggregate of 850,000 shares of its Common Stock to two (2) individuals and/or entities, at an average price of $0.06 per share, in exchange for cash proceeds of $60,910. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In August 2010 the Company issued an aggregate of 1,100,000 shares of its Common Stock to two (2) individuals, at an average price of $0.06 per share, for services totaling $48,500. The Company also issued 200,000 shares to a third party as a bonus. These shares were valued at $0.04 per share, totaling $8,000.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In September 2010 the Company issued an aggregate of 3,334,000 shares of its Common Stock to various individuals and/or entities, at an average price of $0.06 per share, in exchange for cash totaling $57,943. $149,031 was received in October 2010 as a stock subscription receivable. The Company also issued 300,000 shares of its Common Stock for a previous stock subscription payable. Those shares were valued at $0.04 per share, totaling $13,457.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In October 2010 the Company issued an aggregate of 846,163 shares of its Common Stock to one (1) individual, at approximately $0.07 per share, in exchange for services valued at $61,298.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In December 2010 the Company issued an aggregate of 2,550,313 shares of its Common Stock, at $0.05 per share, in exchange for services valued at $132,204. The Company also issued an aggregate of 1,286,667 shares of its Common Stock to three (3) individuals and/or entities, at an average price of $0.10 per share, in exchange for cash proceeds of $132,369. The Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued 3,000,000 shares under this program. These shares were valued at $0.05 per share, for an aggregate value of $150,000.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In January 2011 the Company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 3,300,000 shares to fourteen (14) individuals, at approximately $0.05 per share totaling $168,300.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In February 2011 the Company issued an aggregate of 307,914 to one (1) individual, at approximately $0.06 per share, in exchange for cash totaling $18,475.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In March 2011 the Company issued an aggregate of 3,200,000 shares to various individuals, at approximately $0.04 in exchange for cash proceeds of $135,345. The company also issued an aggregate of 500,000 shares to one (1) individual, at approximately $0.06 in exchange for services totaling $27,600.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In April 2011 the Company issued an aggregate of 8,347,500 shares to various individuals and/or entities at approximately $0.04 per share in exchange for cash proceeds of $360,741. The Company also issued 250,000 shares at $0.14 shares for services of $35,000.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In May 2011 the Company issued an aggregate of 315,000 shares to one (1) individual at approximately $0.04 in exchange for cash proceeds of $13,613.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In June 2011 the Company issued 160,015 shares to one (1) individual at $0.10 per share in exchange for services of $16,178.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Sales of Unregistered Securities Subsequent to the Period Covered by This Report

The Company issued 50,000 shares of its Common Stock, at $0.10 per share from the Long-Term Incentive Equity Plan.  The Company also issued 5,900,000 shares to eight (8) individuals at $0.14 per share in exchange for cash proceeds totaling $806,280.  In addition the Company issued 270,000 shares to one (1) individual at $0.21 for services valued at $56,700. The securities were issued pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2011. The following are our critical accounting policies:

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $313,671 and $111,567 during the fiscal years ended June 30, 2011 and 2010, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). There were no gains or losses resulting from foreign currency transactions as of June 30, 2011 and 2010.

FINANCIAL POSITION

The Company’s current assets increased by $93,048, or 178.5%, from June 30, 2010 to $145,177 at June 30, 2011. The increase is primarily attributable to an increase in cash resulting from the Company's issuance of common stock.

The Company's net property and equipment increased $1,128 or 105.5%, from June 30, 2010 to $2,197 at June 30, 2010. The increase is primarily attributable to the purchase of information technology equipment.

The Company funded its operations primarily through sales of unregistered securities. The Company’s stockholders’ deficit decreased $141,353 from June 30, 2010, to a deficit of $40,907 as of June 30, 2011. The primary reason for the decrease was the Company's issuance of common stock totaling approximately $1.6 million.

REVENUES. Revenues decreased 69% to $5,563 during the year ended June 30, 2011 from $17,977 during 2010. This decrease is due primarily to the reduced marketing efforts dedicated to the Company’s cosmetics products. The Company incurred Cost of Sales totaling $6,601 during the 2011 fiscal year, a 17% decrease from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses almost tripled to $313,671 during the year ended June 30, 2011 from $111,567 during the 2010 fiscal year. This increase is due primarily to the Company’s increased efforts to obtain the certification for its fully developed Hemospray product in Europe and - predominantly - in Mexico.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 55.7% to $1,428,727 in 2011 from $917,589 in 2010. This increase is attributed to increases in legal and accounting and other expenses, as well as increases in expenses incurred in the attempt of obtaining the certification for its fully developed Hemospray product. These positions are separately shown as Professional fees.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss was $1,604,623 or $ 0.02 per common share in 2011, as compared to $1,041,195 or $0.01 per common share in 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2011, net cash used in operating activities increased to $955,206 from $686,654 for the year ended June 30, 2010, primarily related to the increase in net losses from 2010 to 2011.

For the year ended June 30, 2011, net cash used for investing activities amounted to $10,621. No cash had been expensed nor received from investing activities in the previous year.

For the year ended June 30, 2010, net cash provided by financing activities increased to an inflow of $909,951 from an inflow of $332,832 for the year ended June 30, 2010.

The Company had a working capital deficit of $86,645 at June 30, 2011, compared to a working capital deficit of $223,504 at June 30, 2010, an overall decrease of $136,859, due primarily to the Company’s issuing of common stock for cash during the year.

The Company incurred a net loss applicable to common stockholders of $1,527,418 and used cash in operating activities of $955,206 for the year ended June 30, 2011. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sales of our cosmetics products started in early 2005, sales of our wound pad products started in the course of the first quarter of 2007. The current state of the different sales efforts has induced management to believe that revenues from these products may be obtainable in the course of the 2012 fiscal year. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

SANGUI BIOTECH INTERNATIONAL, INC.

 Table of Contents

Page

Audit Report of Independent Accountants

 26

Consolidated Balance Sheets – June 30, 2011 and 2010

 27

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010

 29

Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2011 and 2010

 30

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010

 31

Notes to Consolidated Financial Statements

 32

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated losses of $28,440,006 for the period from inception through June 30, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

October 13, 2011

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2011	2010
CURRENT ASSETS

Cash	$122,619	$24,238
Accounts receivable, net	459	155
Inventory	2,836	16,186
Prepaid expenses and other assets	19,263	11,550

Total Current Assets	145,177	52,129

PROPERTY AND EQUIPMENT, Net	2,197	1,069

OTHER ASSETS

Tax refunds receivable	22,024	18,967
Other non-current assets	21,517	21,208

Total Other Assets	43,541	40,175

TOTAL ASSETS	$190,915	$93,373

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	June 30,
	2011	2010
CURRENT LIABILITIES

Accounts payable and accrued expenses	$231,822	$242,174
Accounts payable - related parties	-	33,459

Total Current Liabilities	231,822	275,633

TOTAL LIABILITIES	231,822	275,633

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 109,804,855 and 79,357,148 shares issued
and outstanding, respectively	24,007,655	22,379,420
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions payable	-	13,457
Accumulated other comprehensive income	(84,473)	(215,671)
Accumulated deficit	(28,440,006)	(26,912,588)
Noncontrolling interest	(145,513)	(68,308)

Total Stockholders' Equity (Deficit)	(40,907)	(182,260)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$190,915	$93,373

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2011	2010
REVENUES	$5,563	$17,977
COST OF SALES	6,601	7,950
GROSS PROFIT (LOSS)	(1,038)	10,027

OPERATING EXPENSES
Research and development	313,671	111,567
Depreciation and amortization	1,227	1,928
Bad debt expense	-	20,853
Professional fees	935,912	440,966
General and administrative	492,815	476,623

Total Operating Expenses	1,743,625	1,051,937

OPERATING LOSS	(1,744,663)	(1,041,910)

OTHER INCOME (EXPENSE)
Patent licensing income	136,128	-
Loss on equity investment	(8,508)	-
Other income	12,420	715

Total Other Income (Expense)	140,040	715

Loss before income taxes and noncontrolling interest	(1,604,623)	(1,041,195)

Provision for income taxes	-	-

NET LOSS	(1,604,623)	(1,041,195)

Less: Net loss attributable to noncontrolling interest	(77,205)	(68,308)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,527,418)	$(972,887)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	131,198	344,080

Total Other Comprehensive Income (Loss)	131,198	344,080

COMPREHENSIVE INCOME (LOSS)	$(1,473,425)	$(697,115)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	93,923,235	75,889,831

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Deficit

				Stock	Accumulated
			Additional	Subscriptions	Other	Non-
	Common Stock		Paid-In	(Receivable)	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Payable	Income	Interest	Deficit	Total
Balance, June 30, 2009	69,438,500	$21,409,838	$4,621,430	$167,179	$(559,751)	$-	$(25,939,701)	$(301,005)
Common shares issued for
services at $0.14 per share	2,019,709	483,028	-	-	-	-	-	483,028
Common shares issued for
cash at $0.08 per share	7,898,939	486,554	-	(167,179)	-	-	-	319,375
Cash received for stock subscription
payable at $0.04 per share	-	-	-	13,457	-	-	-	13,457
Currency translation adjustment	-	-	-	-	344,080	-	-	344,080
Net loss for the year
ended June 30, 2010	-	-	-	-	-	(68,308)	(972,887)	(1,041,195)
Balance, June 30, 2010	79,357,148	22,379,420	4,621,430	13,457	(215,671)	(68,308)	(26,912,588)	(182,260)
Common shares issued for
services at $0.055 per share	12,714,540	704,827	-	-	-	-	-	704,827
Common shares issued for
cash at $0.05 per share	17,433,167	909,951	-	-	-	-	-	909,951
Stock issued for stock subscriptions
payable at $0.04 per share	300,000	13,457	-	(13,457)	-	-	-	-
Currency translation adjustment	-	-	-	-	131,198	-	-	131,198
Net loss for the year
ended June 30, 2011	-	-	-	-	-	(77,205)	(1,527,418)	(1,604,623)
Balance, June 30, 2011	109,804,855	$24,007,655	$4,621,430	$-	$(84,473)	$(145,513)	$(28,440,006)	$(40,907)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,604,623)	$(1,041,195)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,227	1,929
Common stock issued for services	704,827	483,028
Loss on investment in joint venture	8,508	-
Bad debt expense	-	5,120
Changes in operating assets and liabilities
Accounts receivable	(262)	(212)
Inventory	15,278	11,048
Prepaid expenses and other assets	(2,153)	(10,098)
Accounts payable and accrued expenses	(44,688)	(169,733)
Related parties accounts payable	(33,320)	33,459

Net Cash Used in Operating Activities	(955,206)	(686,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	(8,508)	-
Purchases of fixed assets	(2,113)	-

Net Cash Provided by Investing Activities	(10,621)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	909,951	319,375
Proceeds from stock subscriptions (receivable) payable	-	13,457

Net Cash Provided by Financing Activities	909,951	332,832

EFFECTS OF EXCHANGE RATES	154,257	365,707

NET INCREASE (DECREASE) IN CASH	98,381	11,885
CASH AT BEGINNING OF PERIOD	24,238	12,353
CASH AT END OF PERIOD	$122,619	$24,238

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

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

Going Concern

The Company incurred a net loss applicable to common stockholders of $1,527,418 and used cash in operating activities of $955,206 for the year ended June 30, 2011. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). For the years ended June 30, 2011 and 2010, the Company recognized gains on translation adjustment in the amount of $131,198 and $344,080, respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2011 and 2010.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2011 and 2010.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2011 and 2010 was $1,227 and $1,928, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Patents and Licenses

Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives, which range from four to eight years. Amortization expense for the years ended June 30, 2011 and 2010 was $-0-.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2011 and 2010, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $313,671 and $111,567 during the fiscal years ended June 30, 2011 and 2010, respectively.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company has a foreign subsidiary formed or acquired to conduct or support its business outside the United States. The Company provides for income taxes, net of applicable foreign tax credits, on temporary differences in its investment in foreign subsidiaries which are not considered to be permanently invested outside of the United States.

The Company adopted ASC 740 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2011 and 2010, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2011 and 2010.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2011 and 2010, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

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

Segments of an Enterprise and Related Information

The Company adopted ASC 280, "Disclosures about Segments of an Enterprise and Related Information." ASC 280 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2011 and 2010, the Company has one business segment, which is the manufacturing and sales of its wound treatment and cosmetics products.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time.  As of June 30, 2011 and 2010, inventory was comprised of the following components:

	June 30,
	2011	2010

Raw materials	$57	$276
Work in process	54	947
Finished goods	2,726	14,963

Total inventory	$2,836	$16,186

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at estimated net realizable value, do not bear interest nor do they generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established. For the years ended June 30, 2011 and 2010, the Company recognized bad debt expense in the amounts of $-0- and $20,853, respectively.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Concentrations of Credit Risk

During the years ended June 30, 2011 and 2010 the Company had no significant concentrations of sales or receivables from specific customers.

Noncontrolling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2011 and 2010, respectively. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2011 and 2010:

	June 30,
	2011	2010

Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	311,371	309,016
Total property and equipment	1,237,886	1,235,531

Less accumulated depreciation and amortization	(1,235,689)	(1,234,462)

Total property and equipment, net	$2,197	$1,069

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2011 and 2010.

Shareholder Loans Receivable

As of June 30, 2011 and 2010, the Company had a payable to related parties of $-0- and $33,459, respectively. The payables are unsecured, accrue no interest and are due upon demand.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Subscriptions – During the year ended June 30, 2010, the Company received $13,457 from an unrelated third party in exchange for the issuance of common stock at a future date.  At June 30, 2010, the Company recorded the amount as a stock subscription payable in the Company’s consolidated financial statements.  On September 10, 2011 the Company received an additional $43,457 from said third party, and on the same date the Company satisfied the receipt of the aggregate amount of $56,716 received from the investor through the authorization and issuance of 1,800,000 shares of common stock.

Common Stock Issuances – During the year ended June 30, 2011, the Company issued 12,714,540 shares of common stock for services at an average of $0.055 per share for a total expense of $704,827.  In addition, the Company issued 17,433,167 shares of common stock for cash at an average of $0.05 per share, yielding total cash proceeds of $909,951.

During the year ended June 30, 2010, the Company issued 2,019,709 shares of common stock for services at an average of $0.14 per share for a total expense of $483,028.  In addition, the Company issued 7,898,939 shares of common stock for cash at an average of $0.08 per share, yielding total cash proceeds of $486,554 and a reduction of stock subscriptions payable of $167,179 for the year.

Preferred Stock – During the year ended June 30, 2011, the Company’s Board of Directors resolved to increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000 shares of no par value preferred stock.  The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Stock Options - From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2011 and 2010, and during the years ended June 30, 2011 and 2010, no options were issued or outstanding.

NOTE 5 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2011 and 2010 respectively, since the Company incurred net operating losses through June 30, 2011.

Income tax expense for the years ended June 30, 2011 and 2010 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	June 30,
	2011	2010

Income tax benefit at U.S. federal statutory rates	$(362,000)	$(354,006)
Effect of:
Common stock issued for services	239,641	165,428
Increase (decrease) in valuation allowance	122,359	188,578
Other, net	-	-
Provision for income taxes	$-	$-

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 5 - INCOME TAX PROVISION (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2011 and 2010 are presented below:

	June 30,
	2011	2010

Deferred tax assets
Net operating losses	$6,709,819	$6,587,460
Less: valuation allowance	(6,709,819)	(6,578,460)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$-	$-

As of June 30, 2011, the Company had net operating loss carryforwards of approximately $8.4 million, $4.2 million and $12.6 million available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2011 and 2031. The foreign net operating loss carryforwards do not have an expiration period.  The valuation allowance increased by $120,331 to $6,709,819 during the year ended June 30, 2011.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2007 through 2011 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

NOTE 6 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2011 and 2010:

	June 30,
	2011	2010

Numerator for basic and diluted loss per common share – net loss	$(1,604,623)	$(1,041,195)

Denominator for basic and diluted loss per common share – weighted average shares	93,923,235	75,889,831

Basic and diluted loss per common share	$(0.02)	$(0.01)

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2011 and 2010.

Leases

The Company leases office facilities from an unrelated third party at $6,326 per month. The office lease contract is maintained on a month-to-month basis.

The Company leases an automobile under an operating lease. The lease provides for a lease payment of $1,186 per month beginning November 2007 expiring November 2011.  Future minimum lease payments under the terms of the operating leases are as follows:

2011	$4,953
Thereafter	-
Total	$4,953

NOTE 8 - STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2011 and 2010. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007.

On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the year ended June 30, 2011 the Company issued 6,500,000 shares pursuant to this Plan.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 9 – FOREIGN CURRENCY TRANSLATION

During the years ended June 30, 2011 and 2010, the Company has transacted the majority of its business activities in Germany, and the transactions have been primarily consummated in the Euro currency.  Due to the fact that the Company’s functional currency is the Euro and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to ASC 830 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities of the German subsidiary are translated from Euro into U.S. dollars at the exchange rate at the balance sheet date.

All equity items, other than retained earnings, are specifically identified where possible and exchange rates on transaction dates are implemented.  Profit and loss accounts are translated using an average rate for the period.  During the years ended June 30, 2011 and 2010, the Company recognized other comprehensive income (loss) of $131,282 and $344,080, respectively.  Such other comprehensive income (loss) had no effect on liquidity.

NOTE 10 – INVESTMENT IN JOINT VENTURE

During December 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid a 10 percent royalty on all future gross sales of the product.  The Company owns 25 percent of the joint venture and accounts for its interest in the joint venture using the equity method of accounting.

The Company invested $8,509 in the joint venture during the year ended June 30, 2011. The Company share of the losses of the joint venture exceeded its investment resulting in a loss of $8,509 for the year ended June 30, 2011.

NOTE 11 - SUBSEQUENT EVENTS

The Company issued 50,000 shares of its Common Stock, at $0.10 per share from the Long-Term Incentive Equity Plan.  The Company also issued 5,900,000 shares to eight (8) individuals at $0.14 per share in exchange for cash proceeds totaling $806,280.  In addition the Company issued 270,000 shares to one (1) individual at $0.21 for services valued at $56,700.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2011, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2011, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the current directors and executive officers of Sangui BioTech International, Inc., their principal offices and positions and the date each such person became a director or executive officer.  Our directors serve one-year terms or until their successors are elected.  Our executive officers are elected annually by the Board of Directors.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  In addition, there was no arrangement or understanding between any director and/or executive officer and any other person pursuant to which any person was selected as a director and/or executive officer.

The directors as of June 30, 2011 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	55	Non-Executive Director	Dec 18, 2009

Joachim Fleing, Ph.D.	57	Director and CFO	Dec 13, 2003

Thomas Striepe	46	Director and CEO	Feb 7, 2005

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2011, are set out below:

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

Involvement in Certain Legal Proceedings

On September 13, 2007, the District Appeal Court of Dusseldorf, Germany (Oberlandesgericht Düsseldorf I 6 U 96/06) found Prof. Dr. Dr. Wolfgang Barnikol, a former officer and director of the Company, jointly and severally liable in a civil suit to Dr. Rainer Felfe, a shareholder of the Company, in the amount of approximately 700,000 Euros (approximately US $952,000, which amount includes interest and costs) for supporting the unethical selling of the Company's shares. This judgment is enforceable, final and absolute. The Company was not and is not a party to these proceedings.

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

Except as set forth above, during the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been or filed:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2011, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have three individuals acting as directors and officers and we have not yet had time to focus on this matter due to the time required to continue the growing of the business.  We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Material Changes to the Method by Which the Shareholders May Recommend Nominees to the Board of Directors

None.

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of three directors, none of which is an outside independent director, and as of the date hereof we have not established an audit committee.  Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that none of our directors and officers qualify as an “audit committee financial expert,” as defined by the rules of the SEC.

ITEM 11.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and those executive officers that earned in excess of $100,000 during the twelve month periods ended June 30, 2011 and 2010 (collectively, the “Named Executive Officers”):

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)
Dr. Joachim Fleing CFO	2011 2010	40,362 31,392	- -	- -	- -	40,362 31,392

Thomas Striepe CEO	2011 2010	0 0	- -	- -	- -	- -

Hubertus Schmelz(2)	2011 2010	163,354 147,005	- -	- -	- -	163,354 147,005

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD as of the fiscal year end of each year.

(2) Mr. Schmelz is the General Manager of SanguiBioTech GmbH, a subsidiary of Sangui Biotech International, Inc.

Narrative Disclosure to Summary Compensation Table

We do not have any written employment agreements.

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

Outstanding Equity Awards at Fiscal Year-End Table and Narrative

The Company had no outstanding equity awards at fiscal year-end.

Compensation of Directors

The table below summarizes all compensation awarded to, earned by, or paid to our Directors for all services rendered in all capacities to us for the fiscal periods indicated.

Fees Earned
	or Paid	Stock	Option
Name	in Cash ($)	Awards ($)	Awards ($)	Total ($)
Thomas Striepe	$-	$-	$-	$-

Hubertus Schmelz	$-	$-	$-	$-

Joachim Fleing	$-	$-	$-	$-

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

2008 Amended and Restated Long-Term Equity Incentive Plan

On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. In its 2011 financial year the company issued an aggregate of 6,500,000 shares to sixteen (16) individuals pursuant to this plan. Subsequently, the company issued another 50,000 shares to one (1) individual pursuant to this plan.  There are 3,450,000 shares remaining for issuance under the plan as of the date of the filing of this report.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 14, 2011, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Feedback AG Neuer Wall 54 20354 Hamburg Germany	8,287,500	7.14%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	9,952,601	8.58%

Security Ownership of Management

The following table sets forth, as of October 14, 2011, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	600,000	0.52%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	9,952,601	8.58%

Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	1,075,793	0.93%

Common Stock	All Officers and Directors as a Group (3 persons)	11,628,394	10.03%

 Percentages are calculated on the basis of 116,024,855 shares issued and outstanding as of October 14, 2011.

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

The Company’s independent accountants for the fiscal year ended June 30, 2010 and 2011 were Sadler, Gibb & Associates, LLC.

(a)

Audit Fees. For the fiscal year ended 2010, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000.

(b)

 For the fiscal year ended 2011, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000

(c)

 Audit-Related Fees. For the fiscal year ended 2011 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(d)

Tax Fees. For the fiscal years ended 2010 and 2011 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2010 and 2011.

(e)

All Other Fees. None.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The Consolidated Balance Sheet of Sangui Biotech International, Inc., and subsidiaries as of June 30, 2011 and 2010, the Consolidated Statements of Operations for the years ended June 30, 2011 and 2010, the Consolidated Statements Stockholders’ Equity (Deficit) from June 30, 2009  to June 30, 2011, and Statements of Cash Flows for the years ended June 30, 2011 and 2010, and together with the notes thereto and the report of Sadler, Gibb & Associates, LLC thereon appearing in Item 8 are included in this 2011 Annual Report on Form 10-K..

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer	October 20, 2011
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer	October 20, 2011

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Chief Executive Officer and Director	October 20, 2011

/s/ Joachim Fleing Joachim Fleing, Ph.D	Chief Financial Officer and Director	October 20, 2011

/s/ Hubertus Schmelz Hubertus Schmelz	Director	October 20, 2011