Form 10-Q
period 2011-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2011-11-16
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes  [  ]           No  [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                   Yes  [X]            No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [  ]         No  [X]

As of November 12, 2011, there were 117,014,855 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	14
Item 4.	Controls and Procedures ........................................................................................................................	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .................................................................................................................................	15
Item 1A.	Risk Factors ...........................................................................................................................................	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	16
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	16
Item 5.	Other Information ..................................................................................................................................	16
Item 6.	Exhibits..................................................................................................................................................	17

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

Our unaudited consolidated balance sheet as of September 30, 2011 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2011 and 2010, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2011	2011
CURRENT ASSETS	(unaudited)

Cash	$234,338	$122,619
Accounts receivable, net	-	459
Inventory	1,629	2,836
Prepaid expenses and other assets	11,064	19,263

Total Current Assets	247,031	145,177

PROPERTY AND EQUIPMENT, Net	1,900	2,197

OTHER ASSETS

Tax refunds receivable	17,517	22,024
Other non-current assets	20,172	21,517

Total Other Assets	37,689	43,541

TOTAL ASSETS	$286,620	$190,915

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	June 30,
	2011	2011
CURRENT LIABILITIES	(unaudited)

Accounts payable and accrued expenses	$255,302	$231,822
Accounts payable - related parties	-	-

Total Current Liabilities	255,302	231,822

TOTAL LIABILITIES	255,302	231,822

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 112,024,855 and 109,804,855 shares issued
and outstanding, respectively	24,327,717	24,007,655
Additional paid-in capital	4,621,430	4,621,430
Accumulated other comprehensive income	(77,456)	(84,473)
Accumulated deficit	(28,677,600)	(28,440,006)
Noncontrolling interest	(162,773)	(145,513)

Total Stockholders' Equity (Deficit)	31,318	(40,907)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$286,620	$190,915

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	September 30,
	2011	2010

REVENUES	$1,181	$962
COST OF SALES	1,459	696
GROSS PROFIT (LOSS)	(278)	266

OPERATING EXPENSES
Research and development	17,717	8,588
Depreciation and amortization	184	291
Bad debt expense	203	-
General and administrative	238,679	248,561

Total Operating Expenses	256,783	257,440

OPERATING LOSS	(257,061)	(257,174)

OTHER INCOME (EXPENSE)
Loss on equity investment	-	-
Other income	2,207	514

Total Other Income (Expense)	2,207	514

Loss before income taxes and noncontrolling interest	(254,854)	(256,660)
Provision for income taxes	-	-

NET LOSS	(254,854)	(256,660)

Less: Net loss attributable to noncontrolling interest	(17,260)	(13,300)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(237,594)	$(243,360)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	7,017	38,204

Total Other Comprehensive Income (Loss)	7,017	38,204

COMPREHENSIVE INCOME (LOSS)	$(247,837)	$(218,456)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	110,378,442	81,606,916

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(254,854)	$(256,660)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	184	291
Common stock issued for services	61,700	95,772
Bad debt expense	203	-
Changes in operating assets and liabilities
Accounts receivable	231	(64)
Inventory	1,052	9,544
Prepaid expenses and other assets	10,822	(7,347)
Accounts payable and accrued expenses	37,820	(89,181)
Related parties accounts payable	(2,437)	18,548

Net Cash Used in Operating Activities	(145,279)	(229,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(1,328)

Net Cash Provided by Investing Activities	-	(1,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	258,362	132,310
Proceeds from stock subscriptions (receivable) payable	-	65,108

Net Cash Provided by Financing Activities	258,362	197,418

EFFECTS OF EXCHANGE RATES	(1,364)	39,589

NET INCREASE (DECREASE) IN CASH	111,719	6,582
CASH AT BEGINNING OF PERIOD	122,619	24,238
CASH AT END OF PERIOD	$234,338	$30,820

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and June 30, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2011.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and June 30, 2011

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2011 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2011 and 2010, were calculated as follows:

As of September 30, 2011	USD 1 : EUR 0.7354
As of June 30, 2011	USD 1 : EUR 0.6949
July 1 through September 30, 2011	USD 1 : EUR 0.7066
July 1 through September 30, 2010	USD 1 : EUR 0.7348

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and June 30, 2011

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $28,677,600 as of September 30, 2011 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $237,594 during the three months ended September 30, 2011 and used cash in operating activities of $145,279 for the three months ended September 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At September 30, 2011 the Company had no cash equivalents.

Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and June 30, 2011

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2011, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and June 30, 2011

(Unaudited)

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 4 – COMMON STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock.  No preferred stock has been issued so far.  The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

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

During the period ended September 30, 2011, the Company issued 50,000 shares of its Common Stock, at $0.10 per share from the Long-Term Incentive Equity Plan.  The Company also issued 1,900,000 shares to seven (7) individuals at $0.14 per share in exchange for cash proceeds totaling $258,362.  In addition the Company issued 270,000 shares to one (1) individual at $0.21 for services valued at $56,700.

NOTE 5 – SIGNIFICANT EVENTS

During the year ended June 30, 2011, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH (“SSG”) of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted sastOmed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and June 30, 2011

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the period covered by this report the Company issued 4,990,000 shares to one (1) entity and four (4) individuals at $0.14 per share in exchange for cash proceeds totaling $680,981.

Also in October 2011 in order to finance local marketing activities the company granted a loan to Sangui Biotech Latin America S. de R.L. de C .V. Monterrey, Mexico, in the amount of EUR500,000. The securitized loan with duration of one year is bearing no interest.

In accordance with ASC 855-10, the Company’s management has reviewed all material events; there are no additional material subsequent events to report.

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

The focus of Sangui GmbH has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes.  Sangui GmbH has thus far focused its development and commercialization efforts of such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  Sangui GmbH has in addition developed external applications of oxygen transporters in the medical and cosmetic fields in the form of gels and emulsions for the regeneration of the skin as well as in the form of a hemoglobin-based wound spray.

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

Hemospray Wound Spray

SanguiBioTech GmbH has developed a novel medical product aimed at the healing of chronic wounds. The Hemospray wound spray is based on porcine hemoglobin.  A series of wound treatment tests were successfully concluded in 2009. They were part of an effort to achieve a registration of Hemospray for the Latin American markets and to obtain a CE-mark certification for the European markets.

During December 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of SastoMed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights for this product and will receive royalties on sales in return.

In September 2011, the Hemospray wound spray as well as the Chitoskin wound pads were registered by the Mexican Health authorities.

The tests which were prerequisite for the registration were initiated and accompanied by the legally independent Mexican company Sanguis Latin America. Subsequent to the period covered by this report the company extended a loan in the amount of EUR500,000 to Sanguis Latin America which are bound to serve as the financial basis for initiating and organizing the imminent market entry in Mexico.

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

FINANCIAL POSITION

Our current assets increased approximately $101,854 from June 30, 2011 to approximately $247,031 at September 30, 2011.  The increase is primarily attributable to the issuance of shares of common stock for cash.

Our net property and equipment decreased approximately $297, or approximately 13.5% from June 30, 2011 to approximately $1,900 at September 30, 2011.  The decrease is primarily attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of share of common stock.  Our stockholders’ equity increased by approximately $72,225 to approximately $31,318.  The primary factor behind this was our issuance of common stock for cash and services. This is the first time since June, 2006, that the company records a stockholders’ equity instead of a deficit.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 and 2010:

REVENUES - Revenues during the three months ended September 30, 2011 amounted to $1,181. In the comparable period of 2010 we had revenues of $962.  We incurred cost of sales of $1,459 in the first quarter of the 2012 financial year compared to $696 in 2011.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $9,129 to approximately $17,717 in the first quarter of our 2012 financial year from approximately $8,588 in the comparable period of the previous year.  The increase is mainly attributed to additional activities carried out in the process of obtaining authorizations for our wound management products.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased 4.0% to approximately $238,679 in the quarter ended September 30, 2011, from approximately $248,561 in the respective quarter of the previous year. This decrease is due to minor cost savings in the usual course of business.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $107 to approximately $184 in the quarter from approximately $291. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $254,854, or approximately $(0.00) per common share, for the three months ended September 30, 2011, compared to approximately $256,660, or $(0.00) per common share, during the comparable period in our 2011 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2011, net cash used in operating activities decreased to approximately $145,279, from approximately $229,097 in the corresponding period of the previous year.

We had a working capital deficit of approximately $8,271 at September 30, 2011, a decrease of approximately $78,374 from June 30, 2011 due primarily to our issuance of common stock for services and cash.  At

September 30, 2011, we had cash of approximately $234,338.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Management’s Report on Internal Control Over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum). The plaintiff’s claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately EUR370,000 (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06). Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary.  We believe the claim lacks merit and plan to vigorously defend our position.  No briefs were exchanged nor hearings called for by the Court neither in our fiscal year ended June 30, 2011 nor in the subsequent three month period ended September 30, 2011, nor subsequent to the period covered by this report.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

Item 1a - Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

In August 2011 the Company issued 50,000 shares of stock to one individual (1), as part of their Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008. The shares were valued $5,000 at approximately $0.10 per share.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individual receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In September 2011 the Company also issued 1,900,000 shares to seven (7) individuals at $0.14 per share in exchange for cash proceeds totaling $258,362. In addition, the Company issued 270,000 shares for services valued at $0.21 per share. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report

In October 2011 the Company issued 4,990,00 shares to one (1) entity and four (4) individuals at $0.14 per share in exchange for cash proceeds totaling $680,981. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited Consolidated Balance Sheet of Sangui Biotech International, Inc. as of  September 30, 2011 and the audited balance sheet as of  June 30, 2011,  the unaudited Consolidated Statements of Operations for the three month periods ended September 30, 2011 and 2010, the unaudited Consolidated Statements of Stockholders’ Equity (Deficit) from June 30, 2011 to September 30, 2011, and the unaudited Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2011 and 2010, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit

Number     Description of Exhibit

No.	Description
31.01	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.02	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.01	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *
101	Interactive Data Files
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 16, 2011

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: November 16, 2011

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer