Form 10-Q
period 2011-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2012-02-15
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes  [X]            No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                   Yes  [X]           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  ☐          No  [X]

As of February 2, 2012 there were 118,742,657shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2011

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

Our unaudited consolidated balance sheet as of December 31, 2011 and our unaudited consolidated statements of operations for the six month periods ended December 31, 2011 and 2010, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2011	2011
CURRENT ASSETS	(unaudited)

Cash	$133,882	$122,619
Accounts receivable, net	470	459
Inventory	1,363	2,836
Prepaid expenses and other current assets	6,536	19,263

Total Current Assets	142,251	145,177

PROPERTY AND EQUIPMENT, Net	1,642	2,197

OTHER ASSETS

Note receivable	647,501	-
Tax refunds receivable	21,705	22,024
Other non-current assets	19,108	21,517

Total Other Assets	688,314	43,541

TOTAL ASSETS	$832,207	$190,915

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	June 30,
	2011	2011
	(unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$170,161	$231,822

Total Current Liabilities	170,161	231,822

TOTAL LIABILITIES	170,161	231,822

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 118,642,657 and 109,804,855 shares issued
and outstanding, respectively	25,202,938	24,007,655
Additional paid-in capital	4,621,430	4,621,430
Stock subscriptions payable	18,255	-
Accumulated other comprehensive income	(37,342)	(84,473)
Accumulated deficit	(28,962,045)	(28,440,006)
Noncontrolling interest	(181,190)	(145,513)

Total Stockholders' Equity (Deficit)	662,046	(40,907)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$832,207	$190,915

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
REVENUES	$1,043	$2,761	$2,224	$3,723
COST OF SALES	233	4,517	1,692	5,213
GROSS PROFIT (LOSS)	810	(1,756)	532	(1,490)

OPERATING EXPENSES
Research and development	30,643	30,002	48,360	38,590
Depreciation and amortization	174	359	358	650
Bad debt expense	-	-	203	-
General and administrative	273,772	505,754	512,451	754,315

Total Operating Expenses	304,589	536,115	561,372	793,555
OPERATING LOSS	(303,779)	(537,871)	(560,840)	(795,045)

OTHER INCOME
Other income	917	96	3,124	610

Total Other Income	917	96	3,124	610

Loss before income taxes and noncontrolling interest	(302,862)	(537,775)	(557,716)	(794,435)
Provision for income taxes	-	-	-	-
NET LOSS	(302,862)	(537,775)	(557,716)	(794,435)
Less: Net loss attributable to noncontrolling interest	(18,417)	(18,967)	(35,677)	(32,267)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(284,445)	$(518,808)	$(522,039)	$(762,168)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	40,114	17,923	47,131	56,127

Total Other Comprehensive Income	40,114	17,923	47,131	56,127

COMPREHENSIVE LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS	$(262,748)	$(519,852)	$(510,585)	$(738,308)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	116,647,807	44,037,966	113,885,135	84,856,464

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(557,716)	$(794,435)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	358	650
Common stock issued for services	163,904	439,274
Bad debt expense	203	-
Changes in operating assets and liabilities
Accounts receivable	(260)	(528)
Inventory	1,190	14,027
Prepaid expenses and other assets	9,857	(17,422)
Accounts payable and accrued expenses	(42,972)	(57,521)
Related parties accounts payable	-	(1,563)

Net Cash Used in Operating Activities	(425,436)	(417,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable	(680,457)	-
Purchases of fixed assets	-	(1,344)

Net Cash Used in Investing Activities	(680,457)	(1,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,031,379	400,254
Proceeds from stock subscriptions payable	18,255	-

Net Cash Provided by Financing Activities	1,049,634	400,254

EFFECTS OF EXCHANGE RATES	67,522	67,720

NET INCREASE (DECREASE) IN CASH	11,263	49,112
CASH AT BEGINNING OF PERIOD	122,619	24,238

CASH AT END OF PERIOD	$133,882	$73,350
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six months periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc. was incorporated in Colorado in 1995. Sangui Biotech International, Inc.’s 90% owned subsidiary, Sangui GmbH, is headquartered in Witten, Germany and is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products.

Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its 90% owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2011 and our unaudited consolidated statements of operations for the three month and six month periods ended December 31, 2011 and 2010, were calculated as follows:

as of December 31, 2011	USD 1 : EUR 0.7722
as of June 30, 2011	USD 1 : EUR 0.6949
July 1 through December 31, 2011	USD 1 : EUR 0.7240
July 1 through December 31, 2010	USD 1 : EUR 0.7348

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2011

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risk and Uncertainties

The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and medical products (wound dressings and other wound management products) being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act, by the regulations of state agencies, and various foreign government agencies. The pharmaceutical, under development in Germany, will be subject to more stringent regulatory requirements because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $28,962,045 as of December 31, 2011 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $522,039 during the six months ended December 31, 2011 and used cash in operating activities of $425,436 for the six months ended December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At December 31, 2011 the Company had no cash equivalents.

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

December 31, 2011 and June 30, 2011

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2011, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may, from time to time, be involved in various legal disputes resulting from the ordinary course of operating its business. Management is currently not able to predict the outcome of any such cases. However, management believes that the amount of ultimate liability, if any, with respect to such actions will not have a material effect on the Company's financial position or results of operation.

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

December 31, 2011 and June 30, 2011

(Unaudited)

NOTE 4 – CAPITAL STOCK

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

During the six month period ended December 31, 2011, the Company issued 50,000 shares of its Common Stock, at $0.10 per share from the Long-Term Incentive Equity Plan. In addition, the Company issued 837,802 shares to one (1) individual and one (1) entity at an average of $0.20 per share for services and as a bonus valued at $158,904.

The Company also issued 7,950,000 shares to thirteen (13) individuals and one (1) entity at an average of $0.14 per share in exchange for cash proceeds totaling $1,031,379.  During the six month period ended December 31, 2011, the Company received $18,255 for stock subscriptions payable.  Subsequent to the period end, the Company issued 100,000 shares of common stock at $0.18 per share in full satisfaction of the subscription payable.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the period end, the Company issued 100,000 shares of common stock at $0.18 per share in full satisfaction of $18,255 of stock subscriptions payable which were received prior to period end.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

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

GENERAL

The Company's mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products. The Company develops its products through its ninety percent owned German subsidiary SanguiBioTech GmbH. The Company is seeking to market and sell some or all of their products through partnerships with industry partners.

The focus of SanguiBioTech GmbH has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes.  SanguiBioTech GmbH has thus far focused its development and commercialization efforts of such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  SanguiBioTech GmbH has in addition developed external applications of oxygen transporters in the medical and cosmetic fields in the form of gels and emulsions for the regeneration of the skin as well as in the form of a hemoglobin-based wound spray.

SanguiBioTech GmbH holds the exclusive distribution rights for Chitoskin wound pads in the European Union and various other countries.  Sangui GmbH has filed a patent cooperation treatment applications (“PCT”) for the production and use of improved Chitoskin wound pads using gelatin instead of collagen as the carrier substance.

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

During the second quarter of our 2012 financial year the European Patent Office has officially expressed its intention to grant a patent based on Sangui’s application (01 945 245) “Mammalian hemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof”.

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

The nano-emulsion-based preparations now being sold by SanguiBioTech GmbH have been designed to supporting the regeneration of the skin by improving its oxygen supply.  The products Sangui GmbH are currently focusing on are an anti-aging formulation and treatment and an anti-cellulite formulation for the cosmetics market. The products were thoroughly tested by an independent research institute and received top marks for skin moisturization, and enhanced skin elasticity, respectively.

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

During the second quarter of our 2012 financial year the European Patent Office officially expressed its intention to grant a patent based on Sangui’s application.

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

In December, 2011, the Mexican State of Tamaulipas issued an initial order of Hemo2Spray. The medical product will initially be used in three state owned hospitals. While it will serve to treat patients suffering from chronic wounds its use in actual treatments will particularly be part of a comprehensive training program for doctors from other locations in Tamaulipas.

The tests which were prerequisite for the registration were initiated and accompanied by the legally independent Mexican company Sanguis Latin America. In the second quarter of our 2012 financial year, the company extended a loan in the amount of EUR500,000 to Sanguis Latin America..

Product registration procedures in Europe are currently being continued. The comprehensive clinical assessment documentation was updated and submitted to the Notified Body in the course of our 2012 financial year.  A Notified Body, in the European Union, is an organization that has been accredited by a Member State to assess whether a product meets certain preordained standards.  Assessment can include inspection and examination of a product, its design and manufacture.  For example, a Notified Body may designate that a medical device conforms to the EU Medical Devices Directive, which defines the standards for medical devices.  With this Declaration of Conformity, the manufacturer can label the product with the CE Mark, which is required for distribution and sale in the EU.

FINANCIAL POSITION

Our current assets decreased approximately $2,926 from June 30, 2011 to approximately $142,251 at December 31, 2011.   This is attributed to a decrease in prepaid expenses.

Our net property and equipment decreased approximately $555, or approximately 25% from June 30, 2011 to approximately $1,642 at December 31, 2011.  The decrease is primarily attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of share of common stock.  Our stockholders’ equity (defecit) increased by $702,953 from ($40,907) at June 30, 2011 to $662,046 at December 31, 2011.  The primary factor behind this was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended December 31, 2011 and 2010:

REVENUES - Revenues during the three months ended December 31, 2011 amounted to $1,043. In the comparable period of 2010 we had revenues of $2,761.  We incurred cost of sales of $233 in the second quarter of the 2012 financial year compared to $4,517 in 2011.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $641 to approximately $30,643 in the second quarter of our 2012 financial year from approximately $30,002 in the comparable period of the previous year.  This is mainly attributed to activities carried out in the process of obtaining authorizations for our wound management products.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased 46% to approximately $273,772 in the quarter ended December 31, 2011, from approximately $505,754 in the respective quarter of the previous year. This decrease is due to a decrease in common shares issued for services.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $185 to approximately $174 in the quarter from approximately $359. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $284,445, or approximately $(0.00) per common share, for the three months ended December 31, 2011, compared to approximately $518,808, or $(0.01) per common share, during the comparable period in our 2011 financial year.

Six months ended December 31, 2011 and 2010:

REVENUES - Revenues during the six months ended December 31, 2012 amounted to $2,224. In the comparable period of 2010 we had revenues of $3,723.  We incurred cost of sales of $1,692 in the first half of the 2012 financial year compared to $5,213 in 2011.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $9,770 to approximately $48,360 in the first half of our 2012 financial year from approximately $38,590 in the comparable period of the previous year.  The increase is mainly attributed to activities carried out in the process of obtaining authorizations for our wound management products.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased approximately 32% to approximately $512,451 in the six months ended December 31, 2011, from approximately $754,315 in the respective quarter of the previous year. This decrease is due to a decrease in common shares issued for services.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $292 to approximately $358 in the quarter from approximately $650. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $522,039, or approximately $(0.00) per common share, for the six months ended December 31, 2011, compared to approximately $762,168, or $(0.01) per common share, during the comparable period in our 2011 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2011, net cash used in operating activities increased to approximately $425,436, from approximately $417,518 in the corresponding period of the previous year.

For the six months ended December we invested $680,457 in a loan in anticipation of developing sales of our products in Mexico.

We had a working capital deficit of approximately $27,910 at December 31, 2011, a decrease of approximately $58,735 from June 30, 2011 due primarily to our issuance of common stock for services and cash.  At December 31, 2011, we had cash of approximately $133,882.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 14, 2007, Dr. Rainer Felfe, filed a claim (4 Ca 431/07) against the Company and its subsidiary, SanguiBioTech GmbH, with the Industrial Relations Court in Bochum, Germany (Arbeitsgericht Bochum). The plaintiff’s claim states that he is entitled to receive outstanding wages and salaries owed to Prof. Dr. Dr. Wolfgang Barnikol by the Company, or its subsidiary, in the amount of approximately EUR370,000 (approximately US $503,200) as partial relief of a judgment rendered in a civil case against Dr. Barnikol (Oberlandesgericht Düsseldorf I 6 U 96/06). Dr. Barnikol has never made a claim against the Company, or its subsidiary, for outstanding wages with any governmental agency and acknowledges there are no outstanding wages due to him by either the Company or its subsidiary.  We believe the claim lacks merit and plan to vigorously defend our position.  By order of the Court dated November 3, 2011, the proceedings were suspended following motions by both parties to this effect.

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

In November 2011, the Company issued 50,000 shares to one (1) individual at $0.16 for cash proceeds totaling $8,180. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In December 2011 the Company issued 1,010,000 shares to one (1) individual at $0.08 for cash proceeds totaling $80,230. In addition the Company issued 100,000 shares to one (1) individual at $0.18 for cash proceeds totaling $18,255 and 567,802 shares to one (1) entity for services valued at $102,204. No underwriters were used.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.

 Financial Statements.  The unaudited Consolidated Balance Sheet of Sangui Biotech International, Inc. as of  December 31, 2011 and the audited balance sheet as of  June 30, 2011,  the unaudited Consolidated Statements of Operations for the six month periods ended December 31, 2011 and 2010, the unaudited Consolidated Statements of Stockholders’ Equity (Deficit) from June 30, 2011 to December 31, 2011, and the unaudited Consolidated Statements of Cash Flows for the six-month periods ended December, 2011 and 2010, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: February 14, 2012

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: February 14, 2012

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer