Form 10-Q
period 2012-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2012-05-15
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [   ]            No  [X]

As of May 9, 2012, there were 121,657,657 shares of the issuer's Common Stock, no par value, issued and outstanding.

i

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2012

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	13
Item 4.	Controls and Procedures ........................................................................................................................	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .................................................................................................................................	16
Item 1A.	Risk Factors ...........................................................................................................................................	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	16
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	16
Item 5.	Other Information ..................................................................................................................................	16
Item 6.	Exhibits ..................................................................................................................................................	16

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

Our unaudited condensed consolidated balance sheet as of March 31, 2012 and the audited balance sheet as of June 30, 2011, our unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2012, and 2011, and our unaudited condensed consolidated statements of cash flows for the nine month period ended March 31, 2012, and 2011 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2012	2011
CURRENT ASSETS	(unaudited)

Cash	$14,739	$122,619
Accounts receivable, net	-	459
Inventory	536	2,836
Prepaid expenses and other assets	6,716	19,263

Total Current Assets	21,991	145,177

PROPERTY AND EQUIPMENT, Net	1,519	2,197

OTHER ASSETS

Note receivable	666,933	-
Tax refunds receivable	20,266	22,024
Other non-current assets	19,534	21,517

Total Other Assets	706,733	43,541

TOTAL ASSETS	$730,243	$190,915

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	June 30,
	2012	2011
CURRENT LIABILITIES	(unaudited)

Accounts payable and accrued expenses	$208,101	$231,822

TOTAL CURRENT LIABILITIES	208,101	231,822

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 118,757,657 and 109,804,855 shares
issued and outstanding, respectively	25,225,963	24,007,655
Additional paid-in capital	4,621,430	4,621,430
Accumulated other comprehensive loss	(56,266)	(84,473)
Accumulated deficit	(29,071,445)	(28,440,006)
Noncontrolling interest	(197,540)	(145,513)

Total Stockholders' Equity (Deficit)	522,142	(40,907)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$730,243	$190,915

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

REVENUES	$571	$889	$2,795	$4,612
COST OF SALES	1,149	1,102	2,841	6,315
GROSS MARGIN	(578)	(213)	(46)	(1,703)

OPERATING EXPENSES
Research and development	12,386	107,523	60,746	146,113
Depreciation and amortization	168	308	526	958
Bad debt expense	-	-	203	-
General and administrative	60,591	394,257	573,042	1,148,572
Total Operating Expenses	73,145	502,088	634,517	1,295,643

OPERATING LOSS	(73,723)	(502,301)	(634,563)	(1,297,346)

OTHER INCOME (EXPENSE)
Patent licensing income	-	133,725	-	133,725
Loss on equity investment	-	(8,358)	-	(8,358)
Other income	-	(7)	3,124	603
Total Other Income (Expense)	-	125,360	3,124	125,970

Loss before income taxes and noncontrolling interest	(73,723)	(376,941)	(631,439)	(1,171,376)

Provision for income taxes	-	-	-	-

NET LOSS	(73,723)	(376,941)	(631,439)	(1,171,376)

Less: Net loss attributable to noncontrolling interest	(16,350)	(13,166)	(52,027)	(45,433)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(57,373)	$(363,775)	$(579,412)	$(1,125,943)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(18,924)	(12,262)	28,207	43,865

Total Other Comprehensive Income (Loss)	(18,924)	(12,262)	28,207	43,865

COMPREHENSIVE LOSS	$(92,647)	$(389,203)	$(603,232)	$(1,127,511)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	118,742,272	97,035,545	115,492,406	88,869,853

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(631,439)	$(1,171,376)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	526	958
Common stock issued for services	168,674	653,649
Loss on investment in joint venture	-	8,358
Bad debt expense	203	-
Changes in operating assets and liabilities
Accounts receivable	223	(161)
Inventory	2,094	15,235
Prepaid expenses and other assets	11,996	16,559
Accounts payable and accrued expenses	(12,873)	29,935
Related parties accounts payable	-	(9,379)
Net Cash Used in Operating Activities	(460,596)	(456,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable	(666,933)	-
Purchase of equity investment		(8,358)
Purchases of fixed assets	-	(2,096)

Net Cash Used in Investing Activities	(666,933)	(10,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,049,634	535,598
Net Cash Provided by Financing Activities	1,049,634	535,598

EFFECTS OF EXCHANGE RATES	(29,985)	67,868
NET INCREASE (DECREASE) IN CASH	(107,880)	136,790
CASH AT BEGINNING OF PERIOD	122,619	24,238

CASH AT END OF PERIOD	$14,739	$161,028

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2012 and June 30, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine months periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., incorporated in Colorado in 1995, and its subsidiary, Sangui BioTech GmbH (Sangui GmbH). Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products.

Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its ninety percent owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2012 and our unaudited consolidated statements of operations for the three month and nine month periods ended March 31, 2012 and 2011, were calculated as follows:

as of March 31, 2012	USD 1 : EUR 0.7497
as of June 30, 2011	USD 1 : EUR 0.6949
July 1 through March 31, 2012	USD 1 : EUR 0.7240
July 1 through March 31, 2011	USD 1 : EUR 0.7478

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2012 and June 30, 2011

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $29,071,445 as of March 31, 2012 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $579,412 during the nine months ended March 31, 2012 and used cash in operating activities of $460,596 for the nine months ended March 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At March 31, 2012 the Company had no cash equivalents.

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

March 31, 2012 and June 30, 2011

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2012, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 4 – NOTES RECEIVABLE

During the nine month period ended March 31, 2012, the Company invested $666,933 in a loan with an unrelated third party entity with whom the Company has signed a licensing agreement in anticipation of developing sales of the Company’s products in Mexico.  The note is personally secured by a shareholder of the borrower, bears no interest, and is due one year after receipt of the loan by the borrower.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2012 and June 30, 2011

(Unaudited)

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock.  No preferred stock has been issued as of March 31, 2012.  The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

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

During the nine month period ended March 31, 2012, the Company issued 50,000 shares of its Common Stock, at $0.10 per share from the Long-Term Incentive Equity Plan. In addition, the Company issued 852,802 shares to two (2) individuals and one (1) entity at an average of $0.24 per share for services and as a bonus valued at $163,674.  The Company also issued 8,050,000 shares to fourteen (14) individuals and one (1) entity at an average of $0.14 per share in exchange for cash proceeds totaling $1,049,634.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the period end, on April 5, 2012, the Company entered into an loan agreement with an executive wherein the Company borrowed $20,008.  The loan is unsecured, bears interest at 5 percent per annum, and is due one year from the date of origination.

Subsequent to the period end, the Company issued 2,700,000 shares of common stock at $0.58 per share for services under its long-term incentive plan. The Company also issued 200,000 shares for cash at $0.76 per share.

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

SanguiBioTech GmbH holds the exclusive distribution rights for Chitoskin wound pads in the European Union and various other countries. In the course of the current financial year, the European Patent Office officially expressed its intention to grant a patent based on Sangui’s application “Therapeutically Active Wound Dressings, Production thereof, and Use of the same”. The patent was granted and became effective subsequent to the period covered in this report, in April 2012. It has not been determined as to if and when production and distribution of the product will be resumed.

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

Chitoskin Wound Pads

SanguiBioTech GmbH holds the exclusive distribution rights for Chitoskin wound pads in the European Union and various other countries. In the course of the current financial year, the European Patent Office officially expressed its intention to grant a patent based on Sangui’s application “Therapeutically Active Wound Dressings, Production thereof, and Use of the same”. The patent was granted and became effective subsequent to the period covered in this report, in April 2012. It has not been determined as to if and when production and distribution of the product will be resumed.

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

The tests which were prerequisite for the registration were initiated and accompanied by the legally independent Mexican company Sanguis Latin America. In the second quarter of our 2012 financial year, the company extended a loan in the amount of EUR 500,000 to Sanguis Latin America.

On April 5, 2012, subsequent to the period covered by this report, SastoMed GmbH notified SanguiBioTech GmbH that Hemospray was granted a certification as class III medical product. Global licensee SastoMed will be in charge of marketing and distribution. The CE mark according to sections 6 and 7 of the German Medical Devices Act authorizes production, distribution and sales of the product in all member countries of the European Union. According to SastoMed GmbH, sales of the product started in Germany on April 16, 2012, other markets will be addressed in due course.

FINANCIAL POSITION

Our current assets decreased approximately $123,186 from June 30, 2011 to approximately $21,991 at March 31, 2012. This is attributed to a decrease in cash and prepaid expenses.

Our net property and equipment decreased approximately $678, or approximately 31% from June 30, 2011 to approximately $1,519 at March 31, 2012.  The decrease is primarily attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of share of common stock.  Our stockholders’ equity (deficit) increased by $563,049 from ($40,907) at June 30, 2011 to $522,142 at March 31, 2012. The primary factor behind this was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 and 2011:

REVENUES - Revenues during the three months ended March 31, 2012 amounted to $571. In the comparable period of 2011 we had revenues of $889. We incurred cost of sales of $1,149 in the third quarter of the 2012 financial year compared to $1,102 in 2011.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $95,137 to approximately $12,386 in the third quarter of our 2012 financial year from approximately $107,523 in the comparable period of the previous year. This is mainly attributed to the fact that there were no more activities to be carried out in the process of obtaining authorizations for our wound management products.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased 84.6% to approximately $60,591 in the quarter ended March 31, 2012, from approximately $394,257 in the respective quarter of the previous year. This decrease is due to a decrease in common shares issued for services.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $140 to approximately $168 in the quarter from approximately $308. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $73,723, or approximately $(0.00) per common share, for the three months ended March 31, 2012, compared to approximately $376,941, or $(0.00) per common share, during the comparable period in our 2011 financial year.

Nine months ended March 31, 2012 and 2011:

REVENUES - Revenues during the nine months ended March 31, 2012 amounted to $2,795. In the comparable period of 2011 we had revenues of $4,612.  We incurred cost of sales of $2,841 in the first three quarters of the 2012 financial year compared to $6,315 in 2011.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $85,367 to approximately $60,746 in the first three quarters of our 2012 financial year from approximately $146,113 in the comparable period of the previous year.  The decrease is mainly attributed to the fact that there were no more activities to be carried out in the process of obtaining authorizations for our wound management products in the third quarter of our 2012 financial year.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased approximately 50% to approximately $573,042 in the nine months ended March 31, 2012, from approximately $1,148,572 in the respective quarter of the previous year. This decrease is due to a decrease in common shares issued for services.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $432 to approximately $526 in the nine month period from approximately $958. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $631,439, or approximately $(0.01) per common share, for the nine months ended March 31, 2012, compared to approximately $1,171,376, or $(0.01) per common share, during the comparable period in our previous financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2012, net cash used in operating activities increased slightly to approximately $460,596, from approximately $456,222 in the corresponding period of the previous year.

During the nine months ended March 31, 2012 we invested $666,933 in a loan in anticipation of developing sales of our products in Mexico.

We had a working capital deficit of approximately $186,110 at March 31, 2012, a increase of approximately $100,000 from June 30, 2011 due primarily to the decrease in cash und prepaid expenses. At March 31, 2012, we had cash of approximately $14,739. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities. No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2012, the Company issued 15,000 shares to one (1) individual for services valued at $4,770. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report

Subsequent to the period covered by this report, on April 30, 2012, the Company issued an aggregate of 2,700,000 shares of common stock at $0.58 per share under its Long Term Incentive Plan to 9 individuals.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on April 30, 2012, the Company also issued 200,000 shares for cash at $0.76 per share to 2 individuals.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Item 3 - Defaults Upon Senior Securities

    None.

 Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2012 and the audited balance sheet as of June 30, 2011, the unaudited condensed consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011, and the unaudited condensed consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2012 and 2011, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: May 15, 2012

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: May 15, 2012

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer