Form 10-K
period 2012-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2012-10-05
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X . No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,609,072.

The number of shares of the Registrant's common stock issued and outstanding on September 28, 2012 was 125,605,957

Table of Contents

PART I		Page

ITEM 1	Business	5
ITEM 1A	Risk Factors	11
ITEM 2	Properties	21
ITEM 3	Legal Proceedings	21

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
ITEM 6	Selected Financial Data	24
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 8	Financial Statements and Supplementary Data	28
	Report of Independent Registered Public Accounting Firm
	Consolidated Balance Sheet
	Consolidated Statements of Operations
	Consolidated Statements of Stockholders’ Equity
	Consolidated Statements of Cash Flows
	Notes to Consolidated Financial Statements
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
ITEM 9A	Controls and Procedures	34
ITEM 9B	Other Information	36

PART III

ITEM 10	Directors, Executive Officers, and Corporate Governance	36
ITEM 11	Executive Compensation	40
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	41
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	43
ITEM 14	Principal Accountant Fees and Services	43

PART IV

ITEM 15	Exhibits	44

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

To date, neither SGBI nor its subsidiary has had profitable operations. The Company has never been profitable, and through June 30, 2012, SGBI's accumulated deficit has exceeded $31.9 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations. The Company has adopted a program aimed at focusing SGBI’s funds to accelerate time to market for its most promising and mature products, in particular a hemoglobin based wound spray technology.

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

SanguiBioTech GmbH is certified according to standards ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) and is subject to audits on a regular basis.

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

Currently the company is in the course of planning and preparing to resume this project in cooperation with professional partners specializing in the authorization of pharmaceuticals.

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

Sales of this series have remained at a low level throughout the 2012 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

Hemoglobin Based Wound Spray Technology

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

In December 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany. Under the name of SastoMed GmbH this enterprise is in charge of obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union. SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights. The basic terms of the pertinent licensing contract agreement are as follows:

As licensor SanguiBioTech GmbH is awarded a fixed licensing fee as a percentage of each and every external revenues incurred by SastoMed from sales of the Granulox product (based on SastoMed selling prices). The percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries and thus well above the average licensing rate of 7.5% of sales revenues as calculated by market analysts. In addition and complementing this basic agreement the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed will have exceeded the total of €50,000,000.

As shareholder SanguiBioTech GmbH will benefit additionally from all future dividends to be paid by the subsidiary according to the percentage of its stake in SastoMed that is at a rate of 25%. Should eventually all the shares of SastoMed GmbH be sold in total to a third party, the existing licensing contract with SanguiBioTech GmbH will persist unchanged.

In September 2011, the Mexican Health Authorities registered the entire current range of Sangui developed wound management products and thus granted the authorization to apply and sell these products on a nationwide level.

On April 5, 2012, SastoMed GmbH notified SanguiBioTech GmbH that the wound spray product was granted a certification as class III medical product. The CE mark according to sections 6 and 7 of the German Medical Devices Act authorizes production, distribution and sales of the product in all member countries of the European Union. According to SastoMed GmbH, sales of the product under the brand name “Granulox” started in Germany on April 16, 2012, other markets will be addressed in due course.

On August 13, 2012, subsequent to the period covered by this report, SastoMed GmbH publicized a statement indicating that it expects to reach break-even and pay back points by 2014. The expectations are based on the response from wound management experts and patients as well as on the fact that by the end of July 2012, already more than 500 customers had been recorded as regular buyers, according to SastoMed, well ahead of the original planning.

PATENTS AND PROPRIETARY RIGHTS

The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto. As of June 30, 2011 SanguiBioTech GmbH had been granted 8 patents. Furthermore, it has applied for several additional patents, most of which have been filed in the United States of America (US), and as an international patent application with the European Patent Office (EP). Validation of EP patents includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

1. Hemoglobin-Hyperpolymers

US 5,985,332

“Hemoglobins provided with ligands protecting the oxygen binding sites for use as artificial oxygen carriers for direct application in medicine and biology, and method for the preparation thereof” (patent granted, end of duration 2017)

US 6,956,052 EP1 299 457

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

US 7,598,220	“Use of hyperpolymer Hemoglobin for treating a pulmonary oedema” (US patent granted, end of duration 2023)

2. Wound Management

EP 1 485 120

“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents, for externally treating open, in particular chronic wounds” (patent granted, end of duration 2022)

EP 1 696 971	“Therapeutically active wound dressings, production thereof, and use of the same” (patent granted, end of duration 2023)

3. Cosmetics

EP 1 513 492

“Microemulsions having a binary phase differentiability and active substance differentiability, the production thereof and their use, particularly for the topical supply of oxygen” (patent granted, end of duration 2022)

 MANUFACTURING, MARKETING AND DISTRIBUTION

Manufacturing, marketing and distribution are not core competencies of the company. It is our strategy, therefore to outsource such business processes to external partners. In selecting and mandating them special attention is being paid to their experience, reputation and standing including the required quality management systems and certifications.

RESEARCH AND DEVELOPMENT

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $104,413 and $313,671 during the fiscal years ended June 30, 2012 and 2011, respectively.

GOVERNMENT REGULATION

Sangui BioTech International, Inc. and its former United States subsidiaries are and were subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which we believe we and our subsidiaries were in material compliance.

Although it is believed that we and our former United States subsidiaries have been in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, and although no government concerns were put forward during the operation of or after the closing of the US operations, there can be no assurance that the business, financial condition, and our results of operations of and those of our subsidiaries will not be materially adversely affected by future government claims with regard to unlikely, but not impossible, infringements on these or other laws resulting from our former United States operations.

Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the Federal Drug Administration (FDA), and corresponding state regulatory agencies. To the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal, foreign and international statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, and failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

COMPETITION

The market for our products and technologies is highly competitive, and we expect competition to increase. Experiments and clinical testing in the field of artificial oxygen carriers are being carried out by Alliance Pharmaceutical Corp. of San Diego, California. In the fields of anti-aging and anti-cellulite cosmetics, all major cosmetic vendors are actively marketing proprietary formulations. Leading wound management product providers include Johnson & Johnson, Bristol-Myers Squibb, Coloplast A/S of Denmark as well as BSNmedical, a former part of Beiersdorf AG.

DEPENDENCE ON MAJOR CUSTOMERS

As of July 30, 2012, and 2011 the Company had no significant concentrations of sales to or receivables from specific customers.

HUMAN RESOURCES

We consider our relations with our employees to be favorable. As of June 30, 2012 we and our subsidiary had one fulltime employee, who was not involved in research and development. For management, research and development purposes, the Company has consulting arrangements with five individuals.

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

The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, and corresponding agencies in other countries. Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of each product. Neither SGBI nor its subsidiary can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted. Management of SGBI has no experience in obtaining regulatory clearance on these types of products. The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources. Any delays or failure by SGBI or its subsidiary to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of SGBI to earn product or royalty revenue, and its results of operations, liquidity and capital resources.

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

Uncertainties Relating to Pricing and Third-Party Reimbursement

The operating results of SGBI may depend in part on the availability of adequate reimbursement for the products of SGBI from third-party payers, such as government entities, private health insurers and managed care organizations. Third-party payers are increasingly seeking to negotiate the pricing of medical services and products. In some cases, third-party payers will pay or reimburse a user or supplier of a product for only a portion of the purchase price of the product. In the case of the products of SGBI, payment or reimbursement by third-party payers of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the products of SGBI may not be of the type generally eligible for third-party reimbursement. If adequate reimbursement levels are not provided by government entities or other third-party payers for the products of SGBI, the business, financial condition and results of operations of SGBI would be materially adversely affected. A number of legislative and regulatory proposals aimed at changing the United States’ health care system have been proposed in recent years. While SGBI cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the business, financial condition or results of operations of SGBI.

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

Currently, SGBI has its products manufactured by contract manufacturers in Germany and anticipates future production in Mexico. No assurance can be given, that these vendors will be willing or able to produce the products in the required quality or quantities or at prices which will enable SGBI to sell the end products as requested by its customers.

Risks resulting from investing and financing activities

SGBI may from time to time in the ordinary course of business carry out certain investing or financing transactions including extending loans to non-related third parties or the purchase of treasury stocks. Such transactions are subject to certain risks including but not limited to the inability of borrowers to redeem interest and principal of such loans, the inability of the company to capitalize on collaterals provided by the borrowers if any, or the devaluation of the treasury stock. In the event that one or more of these risks actually occur, the company may be confronted with the situation that it in turn may not be able to refinance its ongoing operations.

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

Fluctuations in Foreign Currency Exchange Rates could have an Adverse Impact.

Because a portion of our total income is derived from international operations that are conducted in foreign currencies, changes in value of these foreign currencies relative to the US dollar may affect our results of operation and financial position. If for any reason exchange or price controls or other restriction on the conversion of foreign currencies were imposed, our business could be adversely affected.

ITEM 2.

PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense was approximately $83,213 and $86,267 during the years ended June 30, 2012 and 2011, respectively.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of June 30, 2012, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC market of the Hamburg stock exchange in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by Pink Sheets. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2012
Quarter ended September 2011	$0.22	$0.03
Quarter ended December 2011	0.42	0.13
Quarter ended March 2012	0.74	0.18
Quarter ended June 2012	0.89	0.31

2011
Quarter ended September 2010	$0.09	$0.02
Quarter ended December 2010	0.11	0.05
Quarter ended March 2011	0.15	0.04
Quarter ended June 2011	0.14	0.04

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

HOLDERS

 At June 30, 2012, the number of record holders of the Company's common stock was approximately 895.

DIVIDENDS

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of June 30, 2012, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0[1]	$0.00	750,000
Equity compensation plans not approved by stockholders	0	0.00	0
Total	0	$0.00	750,000

[1] On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries.

During its 2012 financial year the company issued an aggregate of 2,700,000 shares to nine (9)  individuals pursuant to this Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

During the fiscal year ended June 30, 2012, the Company repurchased 53,756 shares of its common stock for cash.  The treasury stock is valued using the Treasury Stock Method at $19,387.  There were no stock repurchases during the fiscal year ended June 30, 2011.

RECENT SALES OF UNREGISTERED SECURITIES

In August 2011 the Company issued 1,000,000 shares to one (1) individual as a stock subscription payable at $0.14 per share. The Company also made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 50,000 shares to one (1) individual, at approximately $0.10 per share totaling $5,000.

In September 2011 the Company issued 900,000 shares to six (6) individuals at $0.14 per share in exchange for cash proceeds totaling $126,026. The company also issued 270,000 shares to one (1) individual at $0.21 for services valued at $56,700.

In October 2011 the company issued 4,990,000 shares to five (5) individuals at $0.14 per share in exchange for cash proceeds totaling $680,981.

In November 2011 the company issued 50,000 shares to one (1) individuals at $0.16 for cash proceeds of $8,180.

In December 2011 the company issued 1,010,000 shares to one (1) individuals at a price of $0.08 for cash proceeds of $80,230. The company also issued 567,802 shares to one (1) entity at $0.18 for services valued at $102,204.

In January 2012 the company issued 15,000 shares to one (1) individual at $0.14 for services valued at $4,770.  The Company also issued 100,000 shares of common stock to one (1) individual at a price of $0.18 per share for cash proceeds of $18,255.

In April 2012 the company made use of its Long Term Incentive Program as resolved upon by the Shareholders’ Meeting of December 2008 and issued an aggregate of 2,700,000 shares to nine (9) individuals, at approximately $0.58 per share totaling $1,566,000. In addition the company issued 200,000 shares to two (2) individuals at $0.59 per share in exchange for cash proceeds totaling $118,633.

In June 2012 the company issued 876,300 shares to fourteen (14) individuals at an average price of $0.44 for cash proceeds of $386,777. The company also issued 3,072,000 shares to two (2) individuals at an average of $0.44 per share for services valued at $1,292,400

SALES OF UNREGISTERED SECURITIES SUBSEQUENT TO THE PERIOD COVERED BY THIS REPORT

None.

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $104,413 and $313,657 during the fiscal years ended June 30, 2012 and 2011, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). There were no gains or losses resulting from foreign currency transactions as of June 30, 2012 and 2011.

The exchange rates used to calculate values and results for the years ended June 30, 2012 and 2011 were as follows (USD1):

	As of	For the year ended
June 30, 2012	0.7951	0.7474
June 30, 2011	0.6949	0.7346

FINANCIAL POSITION

The Company’s current assets increased by $959,254, or 574%, from June 30, 2011 to $1,126,455 at June 30, 2012. The increase is attributable to an increase in cash resulting from the Company's issuance of common stock and to the extending of loans to related parties.

The Company's net property and equipment decreased $927 or 42.2%, from June 30, 2011 to $1,270 at June 30, 2012. The decrease is attributable to depreciation expense on information technology equipment.

The Company funded its operations primarily through sales of unregistered securities. The Company’s stockholders’ equity increased from a deficit at June 30, 2011 of $(40,907) to $959,374 as of June 30, 2012. The primary reason for the increase was the Company's issuance of common stock totaling approximately $4.6 million offset by accumulated other comprehensive loss, treasury stock purchases and net loss and noncontrolling interests of approximately $3.6 million.

REVENUES. Revenues increased 168.7% to $14,949 during the year ended June 30, 2012 from $5,563 during 2011. This increase is due primarily to the accrual of royalties due from sales of the wound spray product. The Company incurred Cost of Sales totaling $3,337 during the 2012 fiscal year, a 49.5% decrease from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 67% to $104,413 during the year ended June 30, 2012 from $313,671 during the 2011 fiscal year. This decrease is due to the fact that the Company reduced its R&D activities after the respective product authorizations were obtained in Mexico and Europe.

GENERAL AND ADMINISTRATIVE. General and administrative expenses (including depreciation, amortization and professional fees) increased 153% to $3,617,843 in 2012 from $1,429,954 in 2011. Included in Professional fees is the value of shares issued to consultants, employees and business partners of the Company under the Long Term Incentive Plan.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss was $3,544,870 or $0.03 in 2012, as compared to $1,604,623 or $0.02 per common share in 2011.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2012, net cash used in operating activities decreased to $722,930 from $955,206 for the year ended June 30, 2011, primarily related to an increase in stocks issued for services.

For the year ended June 30, 2012, net cash used for investing activities amounted to $691,737. This is primarily due to the extending of loans to related and unrelated third parties.

For the year ended June 30, 2012, net cash provided by financing activities increased to an inflow of $1,555,687 from an inflow of $909,951 for the year ended June 30, 2011.

The Company had working capital of $958,104 at June 30, 2012, compared to a working capital deficit of $64,621 at June 30, 2011, due to the Company’s issuing of common stock for cash during the year as well as to an increase of receivables due from both related and unrelated parties.

The Company incurred a net loss applicable to common stockholders of $3,491,679 and used cash in operating activities of $722,930 for the year ended June 30, 2012. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While sales of our cosmetics products continued on a low level throughout our 2012 financial year, it is the core strategy of the company to out license its technologies to industry partners. The current state of the sales efforts in particular with regard to the Granulox product distributed by our 25% joint venture SastoMed GmbH has induced management to believe that income from these agreements may be obtainable in the course of the 2013 fiscal year. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

SANGUI BIOTECH INTERNATIONAL, INC.

 Table of Contents

Page

Audit Report of Independent Accountants

1

Consolidated Balance Sheets – June 30, 2012 and 2011

2

Consolidated Statements of Operations for the years ended June 30, 2012 and 2011

4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

June 30, 2012 and 2011

5

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011

 6

Notes to Consolidated Financial Statements

7

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc., as of June 30, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated losses of $31,931,685 for the period from inception through June 30, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

September 28, 2012

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2012	2011
CURRENT ASSETS

Cash	$238,639	$122,619
Accounts receivable, net	-	459
Inventory	-	2,836
Prepaid expenses and other assets	15,621	19,263
Tax refunds receivable	19,487	22,024
Related party receivables	160,509	-
Note receivable, related party	63,347	-
Notes receivable	628,852	-
Total Current Assets	1,126,455	167,201

PROPERTY AND EQUIPMENT, Net	1,270	2,197

OTHER ASSETS
Other non-current assets	-	21,517
Total Other Assets	-	21,517
TOTAL ASSETS	1,127,725	$190,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	June 30,
	2012	2011
CURRENT LIABILITIES
Accounts payable and accrued expenses	$135,445	$231,822
Related party payables	14,041	-
Note payable - related party	18,865	-
TOTAL CURRENT LIABILITIES	168,351	231,822

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 125,605,957 and 109,804,855 shares issued and
125,552,201 and 109,804,855 shares outstanding, respectively	28,589,773	24,007,655
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(19,387)	-
Accumulated other comprehensive loss	(102,053)	(84,473)
Accumulated deficit	(31,931,685)	(28,440,006)
Noncontrolling interest	(198,704)	(145,513)
Total Stockholders' Equity (Deficit)	959,374	(40,907)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,127,725	$190,915

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2012	2011
REVENUES
Product sales, net	$4,677	$5,563
Product royalties-related party, net	10,272	-
Total Revenues	14,949	5,563
COST OF SALES	3,337	6,601
GROSS MARGIN	11,612	(1,038)

OPERATING EXPENSES
Research and development	104,413	313,671
Depreciation and amortization	692	1,227
Professional fees	3,159,015	935,912
General and administrative	458,136	492,815
Total Operating Expenses	3,722,256	1,743,625
OPERATING LOSS	(3,710,644)	(1,744,663)

OTHER INCOME (EXPENSE)
Patent licensing income	138,577	136,128
Gain on settlement of debt	27,422	-
Loss on equity investment	-	(8,508)
Interest expense	(225)	-
Other income	-	12,420
Total Other Income (Expense)	165,774	140,040
Loss before income taxes and noncontrolling interest	(3,544,870)	(1,604,623)
Provision for income taxes	-	-

NET LOSS	(3,544,870)	(1,604,623)
Less: Net loss attributable to noncontrolling interest	(53,191)	(77,205)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,491,679)	$(1,527,418)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(17,580)	131,198
Total Other Comprehensive Income (Loss)	(17,580)	131,198
COMPREHENSIVE LOSS	$(3,562,450)	$(1,473,425)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	116,691,252	93,923,235

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Deficit

					Stock	Accumulated
			Additional		Subscriptions	Other	Non-
	Common Stock		Paid-In	Treasury	(Receivable)	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Payable	Income (Loss)	Interest	Deficit	Total
Balance, June 30, 2010	79,357,148	$22,379,420	$4,621,430	$-	$13,457	$(215,671)	$(68,308)	$(26,912,588)	$(182,260)

Common shares issued for
cash at $0.05 per share	17,433,167	909,951	-	-	-	-	-	-	909,951

Common shares issued for
services at $0.055 per share	12,714,540	704,827		-	-	-	-	-	704,827

Stock issued for stock subscriptions
payable at $0.04 per share	300,000	13,457	-	-	(13,457)	-	-	-	-

Currency translation adjustment	-	-	-	-	-	131,198	-	-	131,198

Net loss for the year
ended June 30, 2011	-	-	-	-	-	-	(77,205)	(1,527,418)	(1,604,623)
Balance, June 30, 2011	109,804,855	24,007,655	4,621,430	-	-	(84,473)	(145,513)	(28,440,006)	(40,907)

Common shares issued for cash
at $0.17 per share	9,126,300	1,555,044	-	-	-	-	-	-	1,555,044

Common shares issued for services
at $0.45 per share	6,674,802	3,027,074	-	-	-	-	-	-	3,027,074

Treasury stock purchased	-	-	-	(19,387)	-	-	-	-	(19,387)

Currency translation adjustment	-	-	-	-	-	(17,580)	-	-	(17,580)

Net loss for the year
ended June 30, 2012	-	-	-	-	-	-	(53,191)	(3,491,679)	(3,544,870)
Balance, June 30, 2012	125,605,957	$28,589,773	$4,621,430	$(19,387)	$-	$(102,053)	$(198,704)	$(31,931,685)	$959,374

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,544,870)	$(1,604,623)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	692	1,227
Common stock issued for services	3,027,074	704,827
Loss on investment in joint venture	-	8,508
Changes in operating assets and liabilities
Accounts receivable	427	(262)
Inventory	2,637	15,278
Prepaid expenses and other assets	21,331	(2,153)
Related party receivables	(169,490)	-
Accounts payable and accrued expenses	(67,633)	(44,688)
Related parties accounts payable	6,902	(33,320)

Net Cash Used in Operating Activities	(722,930)	(955,206)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	-	(8,508)
Purchases of fixed assets	-	(2,113)
Proceeds from notes receivable, related parties	(62,885)	-
Proceeds from notes receivable	(628,852)	-

Net Cash Used in Investing Activities	(691,737)	(10,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable- related party	18,865	-
Common stock issued for cash	1,555,046	909,951
Purchase of treasury stock	(18,224)	-

Net Cash Provided by Financing Activities	1,555,687	909,951

EFFECTS OF EXCHANGE RATES	(25,000)	154,257

NET INCREASE IN CASH	116,020	98,381
CASH AT BEGINNING OF YEAR	122,619	24,238

CASH AT END OF YEAR	$238,639	$122,619

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc. (the Company) was incorporated in Colorado in 1995. Since 2003 when a comprehensive restructuring of the group was completed, all operations have been carried out by Sangui BioTech GmbH, its ninety percent owned subsidiary which is headquartered in Witten, Germany, while Sangui Biotech International, Inc., the parent company acts as a holding company whose purpose it is to secure financing and access to the capital markets.

SanguiBioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body, to wit wound management products, in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan, cosmetics and artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives). The cosmetics products are currently being sold via an own internet shop, yielding small revenues. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and preparing its market entry in several other European countries as well as in Mexico. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25% share of all future profits of the joint venture.

Going Concern

The Company incurred a net loss applicable to common stockholders of $3,491,679 and used cash in operating activities of $722,930 for the year ended June 30, 2012. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its ninety percent owned foreign subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity (deficit). For the years ended June 30, 2012 and 2011, the Company recognized gains (losses) on translation adjustment in the amount of ($17,580) and $131,198, respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2012 and 2011.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2012 and 2011, were as follows:

	As of	For the Years Ended
June 30, 2012	0.7951	0.7474
June 30, 2011	0.6949	0.7346

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2012 and 2011.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2012 and 2011 was $692 and $1,227, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Treasury Stock

During the year ended June 30, 2012, the Company repurchased 53,756 shares of its common stock for cash. The treasury stock is valued using the Treasury Stock Method at $19,387.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2012 and 2011, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

Financial Statement Reclassifications

The Company has reclassified certain prior-year account balances in order to comply with current-period classifications and increase comparability.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition/Accounts Receivable

The Company derives revenue primarily from the sale of its cosmetics products. The majority of the Company’s product sales are generated via online orders, with credit card payment. The Company recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return. As warranted the Company accrues an estimated amount for sales returns and allowances at the time of sale based on its ability to estimate sales returns and allowances using historical information. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

The Company also derives royalty revenues from the licensing of its wound spray technology. The wound spray technology is licensed to an entity in which the Company holds a 25 percent equity interest. The Company is presently entitled to royalties on net sales of the wound spray product. The Company has agreed to defer the collection of the royalty until January 1, 2013 but has accrued the amount of $10,272 based upon net sales reported through June 30, 2012.

Sales Tax Collected from Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of sales taxes.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $104,413 and $313,671 during the fiscal years ended June 30, 2012 and 2011, respectively.

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

June 30, 2012 and 2011

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

The Company adopted ASC 740 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2012 and 2011, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2012 and 2011.

Basic and Diluted Loss Per Common Share

Basic earnings loss per common share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of the diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2012 and 2011, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

The Company adopted ASC 280, "Disclosures about Segments of an Enterprise and Related Information." ASC 280 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2012 and 2011, the Company has one business segment, which is the manufacturing and sales of its wound treatment and cosmetics products.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time.  As of June 30, 2012 and 2011, inventory was comprised of the following components:

	June 30,
	2012	2011

Raw materials	$-	$57
Work in process	-	54
Finished goods	-	2,726

Total inventory	$-	$2,836

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at estimated net realizable value, do not bear interest nor do they generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established. For the years ended June 30, 2012 and 2011, the Company recognized bad debt expense in the amounts of $203 and $-0-, respectively.

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

June 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Concentrations of Credit Risk

During the years ended June 30, 2012 and 2011 the Company had no significant concentrations of sales or receivables from specific customers.

Noncontrolling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2012 and 2011, respectively. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Change in Method of Accounting for Investment in Joint Venture

As of June 30, 2012, the Company elected to change its method of accounting for its investment in a joint venture to the cost method of accounting, whereas in the prior year the joint venture investment was valued using the equity method. The new method of accounting for the joint venture was adopted due to the fact that the Company deemed that it did not have significant influence over the operations of the joint venture as defined by ASC 323 and comparative consolidated financial statements of prior years have been adjusted to apply the new method retrospectively. The change in accounting principle had no effect on the consolidated financial statements for the fiscal years ended June 30, 2012 or 2011.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 2 – INVESTMENT IN JOINT VENTURE

During December 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of sastOmed GmbH.  This new enterprise is charged with obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union.  SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights in this regard.  In exchange SanguiBioTech GmbH will be paid royalties on all future sales of this product.  The Company owns 25 percent of the joint venture and accounts for its interest in the joint venture using the cost method of accounting.

The Company invested $8,508 in the joint venture during the year ended June 30, 2011. Due to the fact that the carrying value of the investment exceeded its fair value the investment was impaired fully in 2011.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2012 and 2011:

	June 30,
	2012	2011

Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	311,371	311,371
Total property and equipment	1,237,886	1,237,886

Less accumulated depreciation and amortization	(1,236,616)	(1,235,689)

Total property and equipment, net	$1,270	$2,197

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2012 and 2011.

Note Receivable – Related Parties

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,347. The note receivable accrues interest at six percent per annum, is due on August 31, 2012 and is secured by 138,900 shares of the Company’s common stock. On that date, the loan agreement was extended without term.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Receivables – Related Parties

During the year ended June 30, 2012, the Company accrued a license fee and the related V.A.T. and accrued interest for the use of its wound spray technology in the amount of $150,854. The Company has also accrued $10,272 of royalty income from the sales of products using its wound spray technology. The Company agreed to defer the collection of the license fee and royalty to January 1, 2013. The license fee and royalty are due from a joint venture in which the Company holds a 25 percent equity interest.

Related Party Loans Payable

As of June 30, 2012 and 2011, the Company had a note payable to related parties of $18,865 and $-0-, respectively. The note payable is unsecured, accrues interest at 5 percent per annum and is due on April 5, 2013 and early payment allowed without penalty.

NOTE 5 - STOCKHOLDERS' EQUITY

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

During the year ended June 30, 2012, the Company issued 6,674,802 shares of common stock for services at an average of $0.45 per share for a total cost of $3,027,074.  In addition, the Company issued 9,126,300 shares of common stock for cash at an average of $0.17 per share, yielding total cash proceeds of $1,555,044 for the year.

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2011 and 2012 no shares of preferred stock were issued or outstanding.

Stock Options – From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2012 and 2011, and during the years ended June 30, 2012 and 2011, no options were issued or outstanding.

Treasury Stock – During the year ended June 30, 2012, the Company repurchased 53,756 shares of its common stock for cash. The treasury stock is valued using the Treasury Stock Method at $19,387.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 6 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2012 and 2011 respectively, since the Company incurred net operating losses through June 30, 2012.

Income tax expense for the years ended June 30, 2012 and 2011 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	June 30,
	2012	2011

Income tax benefit at U.S. federal statutory rates	$(1,205,256)	$(361,972)
Effect of:
Common stock issued for services	1,029,205	239,641
Increase (decrease) in valuation allowance	176,051	122,331
Other, net	-	-
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2012 and 2011 are presented below:

	June 30,
	2012	2011

Deferred tax assets
Net operating losses	$6,885,870	$6,709,791
Less: valuation allowance	(6,885,870)	(6,709,791)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$-	$-

As of June 30, 2012, the Company had net operating loss carryforwards of approximately $8.9 million, $4.7 million and $13.1 million available to offset future taxable federal, state and foreign income, respectively. The federal and state carryforward amounts expire in varying amounts between 2012 and 2032. The foreign net operating loss carryforwards do not have an expiration period.  The valuation allowance increased by $170,416 to $6,880,236 during the year ended June 30, 2012.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2008 through 2012 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 7 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2012 and 2011:

	June 30,
	2012	2011

Numerator for basic and diluted loss per common share – net loss	$(3,491,679)	$(1,604,623)

Denominator for basic and diluted loss per common share – weighted average shares	116,691,252	93,923,235

Basic and diluted loss per common share	$(0.03)	$(0.02)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2012 and 2011.

Leases

The Company leases office facilities from an unrelated third party at $6,518 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of $2,010 per month beginning June 2012 expiring June 2015.  Future minimum lease payments under the terms of the operating leases are as follows:

2013	$24,125
2014	24,125
2015	24,125
Thereafter	-
Total	$72,375

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 9 - STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2012 and 2011. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (the Plan). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007.

On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2012 and 2011, respectively, the Company issued 2,700,000 and 6,500,000 shares pursuant to this Plan.

NOTE 10 – FOREIGN CURRENCY TRANSLATION

During the years ended June 30, 2012 and 2011, the Company has transacted the majority of its business activities in Germany, and the transactions have been primarily consummated in the Euro currency.  Due to the fact that the Company’s functional currency is the Euro and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to ASC 830 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities of the German subsidiary are translated from Euro into U.S. dollars at the exchange rate at the balance sheet date.

All equity items, other than retained earnings, are specifically identified where possible and exchange rates on transaction dates are implemented.  Profit and loss accounts are translated using an average rate for the period.  During the years ended June 30, 2012 and 2011, the Company recognized other comprehensive income (loss) of $(17,580) and $131,198, respectively.  Such other comprehensive income (loss) had no effect on liquidity.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no material subsequent events to report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 11, 2011 the Board of Directors of the Company approved the engagement of the accounting firm of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its independent registered public accounting firm effective immediately and mandated Sadler Gibb to audit the financial statements of the company for its financial year ended June 30, 2010, as well as to review the quarterly reports for the quarters of this financial year. The engagement was renewed to audit the financial statements of the company for its financial years ended June 30, 2011 and 2012, as well as to review the quarterly reports for the quarters of these financial years.

During the two most recent fiscal years and the subsequent interim periods the Company did not consult with Sadler Gibb with regard to: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; and further, Sadler Gibb has not provided written or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2012, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Identity of directors and executive officers

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

The directors as of June 30, 2012 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	57	Non-Executive Director	Dec 18, 2008

Joachim Fleing, Ph.D.	59	CFO	Dec 13, 2003

Thomas Striepe	51	CEO	Feb 7, 2005

None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

Since July, 2002, the Company had an agreement with Joachim Fleing under which the latter serves as a communications specialist on an hourly basis. This agreement was cancelled effective February 24, 2012, and replaced by a remuneration agreement under which his services as an executive of the company will be remunerated on an hourly basis.

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

Significant Employees

All but one individuals serving as scientific or administrative staff have been engaged on the basis of consulting agreements. They include non-disclosure and exclusivity sections and secure the ongoing cooperation. Key personnel, the expertise and abilities of which would be difficult to replace, includes Dr. Harald Poetzschke.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company has been or filed:

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

Promoters and Control Persons

None.

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2012, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)
Dr. Joachim Fleing (2)	2012 2011	40,821 40,362	- -	- -	- -	40,362 31,392

Thomas Striepe	2012 2011	0 0	- -	- -	- -	- -

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD using the average exchange rate of the period July 1 through June 30for each year.

(2) Compensation resulting from the communications service agreement, and the remuneration agreement, respectively. See Item 13, below.

Narrative Disclosure to Summary Compensation Table

Compensation resulting from the communications service agreement, and the remuneration agreement, respectively. See Item 13, below.

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

	Fees Earned
	or Paid	Stock		Option
Name	in Cash ($)	Awards ($)		Awards ($)	Total ($)
Thomas Striepe	$-	$-		$-	$-

Hubertus Schmelz	$160,557	$-	$		$160,557

Joachim Fleing	$40,821	$-	$		$40,821

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

2004 Stock Incentive Plan

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

2008 Amended and Restated Long-Term Equity Incentive Plan

On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. In its 2012 financial year the company issued an aggregate of 2,700,000 shares to nine (9) individuals pursuant to this plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2012, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Feedback AG Neuer Wall 54 20354 Hamburg Germany	6,886,802	5.5%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	10,702,601	8.5%

Common Stock	SanderStrothmann GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	8,287,500	6.5%

Security Ownership of Management

The following table sets forth, as of June 30, 2012, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	1,350,000	1.1%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	10,702,601	8.5%

Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	982,693	0.8%

Common Stock	All Officers and Directors as a Group (3 persons)	13,035,294	10.4%

Percentages are calculated on the basis of 125,605,957 shares issued on June 30, 2012.

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

Consulting Contract with Joachim Fleing, PhD.

The Company signed a consulting contract with Joachim Fleing, PhD, covering certain investor relations services on July 17, 2002. When the latter was appointed a director of the company effective December 16, 2003, the Board of Directors unanimously agreed that this contract should persist. This agreement was cancelled effective February 24, 2012, and replaced by a remuneration agreement under which his services as an executive of the company will be remunerated on an hourly basis, attached hereto as exhibit 10.1.

Parents

Not applicable.

Promoters and Control Persons

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2011 and 2012 were Sadler, Gibb & Associates, LLC.

(a)

Audit Fees. For the fiscal year ended 2011, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000.

(b)

For the fiscal year ended 2012, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000

(c)

Audit-Related Fees. For the fiscal year ended 2012 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(d)

Tax Fees. For the fiscal years ended 2011 and 2012 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2011 and 2012.

(e)

All Other Fees. None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Index to Exhibits

3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	Remuneration Agreement, filed herewith
21.1	Subsidiaries of the Company (2)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

Notes:

(1) Previously filed as an exhibit to the report on Form 8-K, filed on or about April 4, 2000, and incorporated herein by reference

 (2) Previously filed as an exhibit to the report on Form 10-QSB for the period ended September 30, 2006, filed on June 10, 2008, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer	October 5, 2012
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer Principal Financial Officer	October 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	October 5, 2012

/s/ Joachim Fleing Joachim Fleing, Ph.D	Director	October 5, 2012

/s/ Hubertus Schmelz Hubertus Schmelz	Director	October 5, 2012