Form 10-K/A
period 2012-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2012-11-14
CIK 1104280

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K/A-1

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

The number of shares of the Registrant's common stock issued and outstanding on September 28, 2012 was 125,605,957

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Sangui Biotech International, Inc. (the “Company”) on Form 10-K for the period ended June 30, 2012, filed with the Securities and Exchange Commission on October 5, 2012 (the “Form 10-K”) is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6 - Exhibits

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101	Interactive Data Files - Filed herewith

*            Incorporated by reference to our Form 10-K filed with the SEC on October 5, 2012

             All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer	November 14, 2012
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer Principal Financial Officer	November 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	November 14, 2012
/s/ Joachim Fleing Joachim Fleing, Ph.D	Director	November 14, 2012
/s/ Hubertus Schmelz Hubertus Schmelz	Director	November 14, 2012