Form 10-Q
period 2012-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2012-11-15
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes  [  ]           No  [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 Yes ☒   No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [  ]           No  [X]

As of November 12, 2012, there were 126,046,757 shares of the issuer's Common Stock, no par value, issued and outstanding.

1

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2012

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	11
Item 4.	Controls and Procedures ........................................................................................................................	12
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	13
Item 1A.	Risk Factors...........................................................................................................................................	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	13
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	14
Item 5.	Other Information..................................................................................................................................	14
Item 6.	Exhibits..................................................................................................................................................	14

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

Our unaudited Consolidated Balance Sheet as of September 30, 2012 and the audited balance sheet as of June 30, 2012, the unaudited Consolidated Statements of Operations for the three month periods ended September 30, 2012 and 2011, the unaudited Consolidated Statements of Stockholders’ Equity (Deficit) from June 30, 2012 to September 30, 2012, and the unaudited Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2012 and 2011, and together with the notes thereto, are attached hereto and are incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2012	2012
CURRENT ASSETS	(unaudited)

Cash	$48,704	$238,639
Prepaid expenses and other assets	30,063	15,621
Tax refunds receivable	22,741	19,487
Related party receivables	149,815	160,509
Note receivable, related party	65,743	63,347
Notes receivable	643,004	628,852

Total Current Assets	960,070	1,126,455

PROPERTY AND EQUIPMENT, Net	1,197	1,270

TOTAL ASSETS	961,267	$1,127,725

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$99,124	$81,005
Related party payables	77,012	68,481
Note payable - related party	18,865	18,865

TOTAL CURRENT LIABILITIES	195,001	168,351

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 125,605,957 and 109,804,855 shares issued and
125,605,957 and 109,804,855 shares outstanding, respectively	28,589,773	28,589,773
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(19,387)	(19,387)
Accumulated other comprehensive loss	(99,265)	(102,053)
Accumulated deficit	(32,111,890)	(31,931,685)
Noncontrolling interest	(214,395)	(198,704)

Total Stockholders' Equity	766,266	959,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$961,267	$1,127,725

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September30,
	2012	2011

REVENUES
Product sales, net	$1,794	$1,181
Product royalties-related party, net	-	-
Total Revenues	1,794	1,181

COST OF SALES	-	1,459
GROSS MARGIN	1,794	(278)

OPERATING EXPENSES
Research and development	8,444	17,717
Depreciation and amortization	179	184
Bad debt expense	-	203
General and administrative	188,829	238,679
Total Operating Expenses	197,452	256,783

OPERATING LOSS	(195,658)	(257,061)

OTHER INCOME (EXPENSE)
Interest expense	(238)	-
Other income	-	2,207
Total Other Income (Expense)	(238)	2,207

Loss before income taxes and noncontrolling interest	(195,896)	(254,854)

Provision for income taxes	-	-

NET LOSS	(195,896)	(254,854)

Less: Net loss attributable to noncontrolling interest	(15,691)	(17,260)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(180,205)	$(237,594)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	2,788	7,017
Total Other Comprehensive Loss	2,788	7,017

COMPREHENSIVE LOSS	$(193,108)	$(247,837)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	125,605,957	110,378,442

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(195,896)	$(254,854)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	106	184
Common stock issued for services	-	61,700
Bad debt expense	-	203
Changes in operating assets and liabilities
Accounts receivable	-	231
Inventory	-	1,052
Prepaid expenses and other assets	(2,307)	10,822
Related party receivables	(2,929)	-
Accounts payable and accrued expenses	(7,624)	37,820
Related parties accounts payable	4,177	(2,437)
Net Cash Used in Operating Activities	(204,473)	(145,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	-	-
Purchase of fixed assets	-	-
Purchase notes receivable, related parties	-	-
Purchase of notes receivable	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable- related party	-	-
Common stock issued for cash	-	258,362
Purchase of treasury stock	-	-
Net Cash Provided by Financing Activities	-	258,362

EFFECTS OF EXCHANGE RATES	14,538	(1,364)

NET INCREASE (DECREASE) IN CASH	(189,935)	111,719
CASH AT BEGINNING OF YEAR	238,639	122,619
CASH AT END OF YEAR	$48,704	$234,338

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012 and June 30, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine months periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2012 and our unaudited consolidated statements of operations for the three month  periods ended September 30, 2012 and 2011, were calculated as follows:

as of September 30, 2012	USD 1 : EUR 0.7776
as of June 30, 2012	USD 1 : EUR 0.7951

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012 and June 30, 2011

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $32,111,890 as of September 30, 2012 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $180,205 during the three months ended September 30, 2012 and used cash in operating activities of $204,473 for the three months ended September 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.  At September 30, 2012 the Company had no cash equivalents.

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

September 30, 2012 and June 30, 2011

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2012, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 4 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock.  No preferred stock has been issued as of the period end.  The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012 and June 30, 2011

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the period end, the Company issued 140,000 shares of its common stock for cash proceeds of $51,664 and 300,000 shares for services valued at $93,300.

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

Nano Formulations for the Regeneration of the Skin

Healthy skin is supplied with oxygen both from the inside as well as through diffusion from the outside.  A lack of oxygen will cause degenerative alterations, ranging from premature aging, to surface damage, and even as extensive as causing open wounds.  The cause for the lack of oxygen may be a part of the normal aging process, but it may also be caused by burns, radiation, trauma, or a medical condition.  Impairment of the blood flow, for example caused by diabetes mellitus or by chronic venous insufficiency, can also lead to insufficient oxygen supply and the resulting skin damage. Based on this, Sangui GmbH developed a series of nano-emulsion-based preparations supporting the regeneration of the skin by improving its oxygen supply.

Sales of this series have remained at a low level throughout the first quarter of our 2013 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

Hemospray Wound Spray

SanguiBioTech GmbH has developed a novel medical technology supporting the healing of chronic wounds. Lack of oxygen supply to the cells in the wound ground is the main reason why those wounds lose their genuine healing power. Based on its concept of artificial oxygen carriers, our wound spray product bridges the watery wound surface and permits an enhanced afflux of oxygen to the wound ground.

In December 2010, SanguiBioTech GmbH established SastoMed GmbH, a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany. SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights.

On August 13, 2012, SastoMed GmbH publicized a statement indicating that it expects to reach break-even and pay back points by 2014. The expectations are based on the response from wound management experts and patients as well as on the fact that by the end of July 2012, already more than 500 customers had been recorded as regular buyers, according to SastoMed, well ahead of the original planning.

In August, 2012, Sangui BioTech GmbH and SastoMed GmbH cordially adjusted the existing sales strategy. In consideration of corresponding contributions the existing licensing contract was partially complemented resulting in the following conditions: As licensor SanguiBioTech GmbH is awarded a fixed licensing fee as a percentage of each and every external revenues incurred by SastoMed from sales of the Granulox product (based on SastoMed selling prices). The percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries. In addition and complementing this basic agreement the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed will have exceeded the total of €50,000,000.

FINANCIAL POSITION

Our current assets decreased approximately $166,385 from June 30, 2012 to approximately $960,070 at September 30, 2012.  The decrease is primarily attributable to the decrease of cash in the ordinary course of business.

Our net property and equipment decreased approximately $73, or approximately 5.7% from June 30, 2012 to approximately $1,197 at September 30, 2012.  The decrease is primarily attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of share of common stock.  Our stockholders’ equity decreased by approximately $193,108 to approximately $766,266.

RESULTS OF OPERATIONS

Three months ended September 30, 2012 and 2011:

REVENUES - Revenues during the three months ended September 30, 2012 amounted to $1,794. In the comparable period of 2011 we had revenues of $1,181. In August, 2012, SastoMed GmbH and Sangui agreed that no invoicing based on the wound spray licensing agreement will occur prior to the end of the current calendar year. Revenues as of the period covered by this report, therefore, do not include accrued receivables from this licensing agreement. We incurred no cost of sales in the first quarter of the 2013 financial year compared to $1,459 in 2012.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $9,273 to approximately $8,444 in the first quarter of our 2012 financial year from approximately $17,717 in the comparable period of the previous year.  The decrease is mainly attributed to reduced research activities after the market entry of our wound management technology.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased almost 21% to approximately $188,829 in the quarter ended September 30, 2012, from approximately $238,679 in the respective quarter of the previous year. This decrease is due to reduced activities in the usual course of business.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $5 to approximately $179 in the quarter from approximately $184. This decrease is mainly attributed to the ongoing restructuring of Sangui GmbH.

NET LOSS - As a result of the above factors, our consolidated net loss was approximately $195,896, or approximately $(0.00) per common share, for the three months ended September 30, 2012, compared to approximately $254,854, or $(0.00) per common share, during the comparable period in our 2012 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2012, net cash used in operating activities decreased to approximately $204,473, from approximately $145,279 in the corresponding period of the previous year.

We had a working capital of approximately $765,070 at September 30, 2012, a decrease of approximately $193,034 from June 30, 2012 due primarily to our use cash in the ordinary course of business.  At September 30, 2012, we had cash of approximately $48,704.  We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of September 30, 2012, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of September 30, 2012, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

Subsequent to the period end, the Company issued 140,800 shares of its common stock for cash proceeds of $51,664 and 300,000 shares for services valued at $93,300. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited Consolidated Balance Sheet of Sangui Biotech International, Inc. as of  September 30, 2012 and the audited balance sheet as of  June 30, 2012,  the unaudited Consolidated Statements of Operations for the three month periods ended September 30, 2012 and 2011, the unaudited Consolidated Statements of Stockholders’ Equity (Deficit) from June 30, 2012 to September 30, 2012, and the unaudited Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2012 and 2011, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 14, 2012

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: November 14, 2012

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer