Form 10-Q
period 2012-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2013-02-14
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                       Yes   [   ]          No   [X]

As of February 13, 2013 there were 129,449,957 shares of the issuer's Common Stock, no par value, outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2012

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.........................................................................................................	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	14
Item 4.	Controls and Procedures ........................................................................................................................	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .................................................................................................................................	16
Item 1A.	Risk Factors ...........................................................................................................................................	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	16
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	16
Item 5.	Other Information ..................................................................................................................................	17
Item 6.	Exhibits..................................................................................................................................................	17

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

Our unaudited consolidated balance sheet as of December 31, 2012 and our unaudited consolidated statements of operations for the six month periods ended December 31, 2012 and 2011, are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS
	December 31,	June 30,
	2012	2012
CURRENT ASSETS	(unaudited)

Cash	$154,538	$238,639
Accounts receivable, net	-	-
Inventory	-	-
Prepaid expenses and other assets	30,970	15,621
Tax refunds receivable	16,002	19,487
Related party receivables	663,306	160,509
Note receivable, related party	68,576	63,347
Notes receivable	660,939	628,852

Total Current Assets	1,594,331	1,126,455

PROPERTY AND EQUIPMENT, Net	973	1,270

TOTAL ASSETS	$1,595,304	$1,127,725

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$132,936	$135,445
Related party payables	101,575	14,041
Note payable - related party	18,865	18,865

TOTAL CURRENT LIABILITIES	253,376	168,351

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 129,082,657 and 125,605,957 shares issued and
129,028,901 and 125,552,201 shares outstanding, respectively	29,586,509	28,589,773
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(19,387)	(19,387)
Stock subscription payable	46,431	-
Accumulated other comprehensive loss	(66,366)	(102,053)
Accumulated deficit	(32,597,264)	(31,931,685)
Noncontrolling interest	(229,425)	(198,704)

Total Stockholders' Equity	1,341,928	959,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,595,304	$1,127,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES	$46,249	$1,043	$48,043	$2,224
COST OF SALES	-	233	-	1,692
GROSS MARGIN	46,249	810	48,043	532

OPERATING EXPENSES
Research and development	15,506	30,643	23,950	48,360
Depreciation and amortization	185	174	364	358
Bad debt expense	-	-	-	203
General and administrative	536,309	273,772	725,138	512,451
Total Operating Expenses	552,000	304,589	749,452	561,372
OPERATING LOSS	(505,751)	(303,779)	(701,409)	(560,840)

OTHER INCOME (EXPENSE)
Interest expense	(238)	-	(476)	-
Other income	5,585	917	5,585	3,124
Total Other Income (Expense)	5,347	917	5,109	3,124
Loss before income taxes and noncontrolling interest	(500,404)	(302,862)	(696,300)	(557,716)
Provision for income taxes	-	-	-	-

NET LOSS	(500,404)	(302,862)	(696,300)	(557,716)
Less: Net loss attributable to noncontrolling interest	(15,030)	(18,417)	(30,721)	(35,677)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(485,374)	$(284,445)	$(665,579)	$(522,039)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	32,899	40,114	35,687	47,131
Total Other Comprehensive Income (Loss)	32,899	40,114	35,687	47,131
COMPREHENSIVE LOSS	$(467,505)	$(262,748)	$(660,613)	$(510,585)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	126,832,058	116,647,807	126,219,007	113,885,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(696,300)	$(557,716)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	362	358
Common stock issued for services	358,867	163,904
Bad debt expense	-	203
Changes in operating assets and liabilities
Accounts receivable	-	(260)
Inventory	-	1,190
Prepaid expenses and other assets	(6,302)	9,857
Related party receivables	(2,240)	-
Accounts payable and accrued expenses	62,344	(42,972)
Related parties accounts payable	16,762	-

Net Cash Used in Operating Activities	(266,507)	(425,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	(494,607)	(680,457)

Net Cash Used in Investing Activities	(494,607)	(680,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	637,869	1,031,379
Proceeds from stock subscriptions payable	46,431	18,255

Net Cash Provided by Financing Activities	684,300	1,049,634

EFFECTS OF EXCHANGE RATES	(7,287)	67,522

NET INCREASE (DECREASE) IN CASH	(84,101)	11,263
CASH AT BEGINNING OF PERIOD	238,639	122,619

CASH AT END OF PERIOD	$154,538	$133,882

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$476	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2012 and June 30, 2012

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six months periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013.

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

Exchange rates used for the preparation of the unaudited consolidated balance sheet as of December 31, 2012 and our unaudited consolidated statements of operations for the six month periods ended December 31, 2012 and 2011, were calculated as follows:

as of December 31, 2012	USD 1 : EUR 0.7565
as of June 30, 2012	USD 1 : EUR 0.6949
July 1 through December 31, 2012	USD 1 : EUR 0.7853
July 1 through December 31, 2011	USD 1 : EUR 0.7240

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2012 and June 30, 2012

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $32,597,264 as of December 31, 2012 and has been significantly reducing its working capital since June 30, 2004. The Company incurred a net loss applicable to common stockholders of $665,579 during the six months ended December 31, 2012 and used cash in operating activities of $266,507 for the six months ended December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At December 31, 2012 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2012, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2012 and June 30, 2012

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2012 and June 30, 2012

(Unaudited)

NOTE 4 – NOTES RECEIVABLE

During the year ended June 30, 2012, the Company invested $666,933 in a loan with an unrelated third party entity with whom the Company has signed a licensing agreement in anticipation of developing sales of the Company’s products in Mexico. The note is personally secured by a shareholder of the borrower, bears no interest, and was due one year after receipt of the loan by the borrower.  As the stated maturity date of the note has passed, the loan is currently in default and a resolution is being negotiated between the Company and the debtor.  Subsequent to the close of the period, as a partial payment against the outstanding note the debtor has transferred 1,000,000 shares of the Company’s common stock to the Company to be held as treasury stock.

During the three months ended December 31, 2012, the Company issued a note receivable for $462,675 to a related entity with which the Company has signed a licensing agreement. The unsecured note receivable bears interest of 4 percent per annum and is due on December 31, 2013. Also included in the related party receivables are approximately $200,931 of accrued receivables from the licensing agreement.

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock.  No preferred stock has been issued so far.  The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

NOTE 5 – CAPITAL STOCK (CONTINUED)

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

During the three month period ended December 31, 2012, the Company issued 2,357,600 shares of its common stock for cash at an average stock price of $0.27 per share. The Company also issued 1,119,100 shares of its common stock for services at an average stock price of $0.32 per share.  The Company also received $46,431 for stock subscriptions payable. The Company fully satisfied its obligations with respect to stock subscriptions payable by issuing 122,400 shares of common stock at $0.38 per share on January 4, 2013.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company issued 122,400 shares of common stock at an average of approximately $0.38 per share in full satisfaction of stock subscriptions payable.  Additionally, the Company issued 224,900 shares of its common stock for cash proceeds of $81,987 at an average stock price of $0.34 per share.

During the year ended June 30, 2012, the Company invested $666,933 in a loan with an unrelated third party entity with whom the Company has signed a licensing agreement in anticipation of developing sales of the Company’s products in Mexico. The note is personally secured by a shareholder of the borrower, bears no interest, and was due one year after receipt of the loan by the borrower.  As the stated maturity date of the note has passed, the loan is currently in default and a resolution is being negotiated between the Company and the debtor.  Subsequent to the close of the period, as a partial payment against the outstanding note the debtor has transferred 1,000,000 shares of the Company’s common stock to the Company to be held as treasury stock.

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

During the first quarter of our 2013 financial year the European Patent Office granted a patent based on Sangui’s application (01 945 245) “Mammalian hemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof”.

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

Sales of this series have remained at a low level throughout the first and second quarter of our 2013 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

In December 2010, SanguiBioTech GmbH established SastoMed GmbH, a joint venture company with SanderStrothmann GmbH of Georgsmarienhütte, Germany. SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights. SastoMed GmbH started to distribute the product in Germany after having obtained the CE mark authorizing the distribution of the wound spray in the countries of the European Union in April 2012.

On August 13, 2012, SastoMed GmbH publicized a statement indicating that it expects to reach break-even and pay back points by 2014. The expectations are based on the response from wound management experts and patients.

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

In December, 2012, actual distribution of the product was initiated in Mexico under the management of SastMed GmbH and their local distribution partner Bio-Mac Pharma.

FINANCIAL POSITION

Our current assets increased approximately $467,876 from June 30, 2012 to approximately $1,594,331 at December 31, 2012.  This is mainly attributed to an increase in related party receivables.

Our net property and equipment decreased approximately $297 from June 30, 2012 to approximately $973 at December 31, 2012.  The decrease is primarily attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of share of common stock. Our stockholders’ equity increased by $382,554 from $959,374 at June 30, 2012 to $1,341,928 at December 31, 2012. The primary factor behind this was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended December 31, 2012 and 2011:

REVENUES - Revenues during the three months ended December 31, 2012 amounted to $46,249. In the comparable period of 2011 we had revenues of $1,043. Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Due to the nature of our current cosmetics and wound management business model we incurred no cost of sales in the second quarter of the 2012 financial year compared to $233 in 2011.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $15,137 to approximately $15,506 in the second quarter of our 2013 financial year from approximately $30,643 in the comparable period of the previous year.  This is mainly attributed to reduced R&D activities after having obtained the CE mark for the wound management product and prior to resuming activities in the pursuit of our blood additive project.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 96% to approximately $536,309 in the quarter ended December 31, 2012, from approximately $273,772 in the respective quarter of the previous year. This increase is due to an increase in common shares issued for services.

DEPRECIATION AND AMORTIZATION - Depreciation increased $11 to approximately $185 in the quarter from approximately $174. This increase is mainly attributed to the increased depreciation of office equipment.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $485,374, or $(0.00) per common share, for the three months ended December 31, 2012, compared to $284,445, or $(0.00) per common share, during the comparable period in our 2012 financial year.

Six months ended December 31, 2012 and 2011:

REVENUES - Revenues during the six months ended December 31, 2012 amounted to $48,043. In the comparable period of 2011 we had revenues of $2,224. Due to the nature of our current cosmetics and wound management business model we incurred no cost of sales in the first half of the 2013 financial year compared to $1,692 in 2011.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $24,410 to approximately $23,950 in the first half of our 2012 financial year from approximately $48,360 in the comparable period of the previous year.  This is mainly attributed to reduced R&D activities after having obtained the CE mark for the wound management product and prior to resuming activities in the pursuit of our blood additive project..

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased approximately 42% to approximately $725,138 in the six months ended December 31, 2012, from approximately $512,451 in the respective period of the previous year. This increase is due to an increase in common shares issued for services in the second quarter of our 2013 financial year.

DEPRECIATION AND AMORTIZATION - Depreciation increased $6 to approximately $364 in the six months period from approximately $358. This increase is mainly attributed to the increased depreciation of office equipment.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $665,579, or $(0.01) per common share, for the six months ended December 31, 2012, compared to $522,039, or $(0.00) per common share, during the comparable period in our 2012 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2012, net cash used in operating activities decreased to approximately $266,507, from approximately $425,436 in the corresponding period of the previous year.

During the six months ended December 31, 2012, we invested approximately $494,607 in notes receivable with related parties.

We had a working capital of approximately $1,340,955 at December 31, 2012, an increase of approximately $382,851 from June 30, 2012 due primarily to our issuance of common stock for services and cash. A significant part of our current assets consists of receivables from related and unrelated parties while the company has no financial liabilities. At December 31, 2012, we had cash of approximately $154,538. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of December 31, 2012, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

In October 2012, the Company issued 300,000 shares of its common stock for services to an unrelated party at $0.31 per share. Additionally the Company sold 140,800 shares of its common stock for cash to three (3) individuals at an average price of $0.37 per share. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In November 2012, the Company issued 750,000 shares of its common stock to one (1) individual pursuant to its long term incentive plan at $0.32 per share. Additionally, the Company sold 194,300 shares of its common stock for cash to three (3) individuals at an average price of $0.30 per share. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In December 2012, the Company sold 2,022,500 shares of its common stock for cash to one (1) entity and five (5) individuals at an average stock price of $0.33 per share. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Also in December 2012, the Company received $46,431 for stock subscriptions payable.

Subsequent to December 31, 2012, the Company issued 122,400 shares of common stock at an average of approximately $0.378 per share in full satisfaction of the subscription payable. Additionally, the Company issued 69,100 shares of its common stock for services to an unrelated party at a stock price of $0.37 per share. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Item 3 - Defaults Upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.

 Financial Statements.  The unaudited Consolidated Balance Sheet of Sangui Biotech International, Inc. as of  December 31, 2012 and the audited balance sheet as of  June 30, 2012,  the unaudited Consolidated Statements of Operations for the six month periods ended December 31, 2012 and 2011, and the unaudited Consolidated Statements of Cash Flows for the six-month periods ended December, 2012 and 2011, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: February 14, 2013

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: February 14, 2013

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer