Form 10-Q
period 2013-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2013-05-20
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes [  ]          No [X]

As of May 13, 2013, there were 132,116,857 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2013

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements......................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	14
Item 4.	Controls and Procedures ........................................................................................................................	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .................................................................................................................................	16
Item 1A.	Risk Factors ...........................................................................................................................................	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	16
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	16
Item 5.	Other Information ..................................................................................................................................	17
Item 6.	Exhibits..................................................................................................................................................	17

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

Our unaudited condensed consolidated balance sheet as of March 31, 2013 and the audited balance sheet as of June 30, 2012, our unaudited condensed consolidated statements of operations for the three month and nine month periods ended March 31, 2013, and 2012, and our unaudited condensed consolidated statements of cash flows for the nine month period ended March 31, 2013, and 2012 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2013	2012
CURRENT ASSETS	(unaudited)

Cash	$77,722	$238,639
Prepaid expenses and other assets	43,420	15,621
Tax refunds receivable	12,911	19,487
Related party receivables	1,128,154	160,509
Note receivable, related party	54,585	63,347
Notes receivable	320,800	628,852

Total Current Assets	1,637,592	1,126,455

PROPERTY AND EQUIPMENT, Net	692	1,270

TOTAL ASSETS	$1,638,284	$1,127,725

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$98,508	$135,445
Related party payables	94,046	14,041
Note payable - related party	18,865	18,865

TOTAL CURRENT LIABILITIES	211,419	168,351

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares authorized,
131,346,857 and 125,605,957 shares outstanding, respectively	30,214,848	28,589,773
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(19,387)
Accumulated other comprehensive loss	(112,731)	(102,053)
Accumulated deficit	(32,712,938)	(31,931,685)
Noncontrolling interest	(244,357)	(198,704)

Total Stockholders' Equity	1,426,865	959,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,638,284	$1,127,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

REVENUES	33,388	571	81,431	2,795
COST OF SALES	6,016	1,149	6,016	2,841
GROSS MARGIN	27,372	(578)	75,415	(46)

OPERATING EXPENSES
Research and development	5,786	12,386	29,736	60,746
Depreciation and amortization	203	168	567	526
Bad debt expense	-	-	-	203
General and administrative	160,798	60,591	885,936	573,042
Total Operating Expenses	166,787	73,145	916,239	634,517
OPERATING LOSS	(139,415)	(73,723)	(840,824)	(634,563)

OTHER INCOME (EXPENSE)
Interest expense	(237)	-	(713)	-
Other income	9,046	-	14,631	3,124
Total Other Income (Expense)	8,809	-	13,918	3,124
Loss before income taxes and noncontrolling interest	(130,606)	(73,723)	(826,906)	(631,439)
Provision for income taxes	-	-	-	-

NET LOSS	(130,606)	(73,723)	(826,906)	(631,439)
Less: Net loss attributable to noncontrolling interest	(14,932)	(16,350)	(45,653)	(52,027)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(115,674)	$(57,373)	$(781,253)	$(579,412)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(46,365)	(18,924)	(10,678)	28,207
Total Other Comprehensive Income (Loss)	(46,365)	(18,924)	(10,678)	28,207
COMPREHENSIVE LOSS	$(176,971)	$(92,647)	$(837,584)	$(603,232)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	130,192,441	118,742,272	127,543,375	115,492,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(826,906)	$(631,439)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	602	526
Common stock issued for services	358,865	168,674
Bad debt expense	-	203
Changes in operating assets and liabilities
Accounts receivable	-	223
Notes receivable	(816)	-
Inventory	-	2,094
Prepaid expenses and other assets	(20,558)	11,996
Related party receivables	(57,509)	-
Accounts payable and accrued expenses	(46,519)	(12,873)
Related parties accounts payable	87,143	-

Net Cash Used in Operating Activities	(505,698)	(460,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of notes receivable	(897,120)	(666,933)

Net Cash Used in Investing Activities	(897,120)	(666,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,266,209	1,049,634

Net Cash Provided by Financing Activities	1,266,209	1,049,634

EFFECTS OF EXCHANGE RATES	(24,308)	(29,985)

NET INCREASE (DECREASE) IN CASH	(160,917)	(107,880)
CASH AT BEGINNING OF PERIOD	238,639	122,619

CASH AT END OF PERIOD	$77,722	$14,739

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Treasury stock received for note receivable	$320,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and June 30, 2012

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine months periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2013 and our unaudited consolidated statements of operations for the nine month periods ended March 31, 2013 and 2012, were calculated as follows:

as of March 31, 2013	USD 1 : EUR 0.7803
as of June 30, 2012	USD 1 : EUR 0.6949
July 1 through March 31, 2013	USD 1 : EUR 0.7572
July 1 through March 31, 2012	USD 1 : EUR 0.7240

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and June 30, 2012

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $32,712,938 as of March 31, 2013. The Company incurred a net loss applicable to common stockholders of $781,253 during the nine months ended March 31, 2013 and used cash in operating activities of $505,698 during the nine months ended March 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At March 31, 2013 the Company had no cash equivalents.

Research and Development

Research and development costs are charged to operations as they are incurred.  Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and June 30, 2012

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Product sales revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Product royalties revenue is recognized when the licensee has reported the product sales to the Company. Product royalties revenue is calculated based upon the contractual percentage of reported sales.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2013, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

March 31, 2013 and June 30, 2012

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

NOTE 4 – NOTES RECEIVABLE

As of the year ended June 30, 2012, the Company invested EUR500,000 (valued at $628,852 as of June 30, 2012) in a loan with an unrelated third party entity with whom the Company has signed a licensing agreement in anticipation of developing sales of the Company’s products in Mexico. The note is personally secured by a shareholder of the borrower, bears no interest, and was due one year after receipt of the loan by the borrower.

During the period ended March 31, 2013, the loan was partly redeemed by the debtor through the transfer of securities valued at $320,000, which resulted in an ending balance of $320,800. The loan was extended without term and will be redeemed by withholding royalties earned by the debtor from future product sales.

During the nine month period ended March 31, 2013, the Company had also invested EUR350,000 each into two notes receivable. The first note was entered into on November 14, 2012 and valued at $462,675 as of December 31, 2012. The second note was entered into on February 19, 2013 and valued at $448,560 for a total note receivable outstanding as of March 31, 2013 of $897,120. The notes are unsecured, bear interest of 4% per annum, and are due on December 31, 2013 and February 25, 2014, respectively.  The Company has also accrued receivables in the amounts of $223,373 for a licensing agreement and $7,661 of accrued interest on the notes receivable, totaling to $1,128,154 of March 31, 2013

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock.  No preferred stock has been issued as of March 31, 2013.  The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

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

In November 2012, the Company issued 750,000 shares of its common stock to one (1) individual pursuant to its long term inception plan at $0.32 per share. Additionally, the Company sold 194,300 shares of its common stock for cash to three (3) individuals at an average price of $0.30 per share.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and June 30, 2012

(Unaudited)

NOTE 5 – CAPITAL STOCK (CONTINUED)

In December 2012, the Company sold 2,022,500 shares of its common stock for cash to one (1) entity and five (5) individuals at an average stock price of $0.33 per share. Additionally the company issued 69,100 shares of its common stock for services to an unrelated party at $0.37 per share.

In January 2013, the Company sold 362,000 shares of its common stock for cash to one (1) entity and six (6) individuals at an average stock price of $0.36 per share.

In February 2013, the Company sold 102,200 shares of its common stock for cash to an individual at an average stock price of $0.34 per share and 1,800,000 shares of its common stock for cash to one (1) entity at an average stock price of $0.26 per share. The Company also received 1,000,000 shares of its common stock in partial satisfaction of the note receivable described in Note 4.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013 the Company issued 770,000 shares of its common stock for approximately $102,410 of cash.

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

During the third quarter of our 2013 financial year the company had a feasibility study prepared by external experts inquiring into market potentials and further preclinical and clinical development requirements. The study came to the conclusion that an approval of Sangui's hemoglobin hyperpolymers as a blood additive appears possible, expedient and promising.

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

Sales of this series have remained at a low level throughout the first nine months of our 2013 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

In December, 2012, actual distribution of the product was initiated in Mexico under the management of SastoMed GmbH and their local distribution partner Bio-Mac Pharma.

FINANCIAL POSITION

Our current assets increased approximately $511,137 from June 30, 2012 to approximately $1,637,592 at March 31, 2013.  This is mainly attributed to an increase in related party receivables.

Our net property and equipment decreased approximately $578 from June 30, 2012 to approximately $692 at March 31, 2013.  The decrease is attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity increased by $467,491from $959,374 at June 30, 2012 to $1,426,865 at March 31, 2013. The primary factor behind this was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 and 2012:

REVENUES - Revenues during the three months ended March 31, 2013 amounted to $33,388. In the comparable period of 2012 we had revenues of $571. Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Cost of sales in the third quarter of the 2013 financial year amounted to $6,016 compared to $1,149 in 2012.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $6,600 to approximately $5,786 in the third quarter of our 2013 financial year from approximately $12,386 in the comparable period of the previous year.  This is mainly attributed to reduced R&D activities after having obtained the CE mark for the wound management product and prior to resuming activities in the pursuit of our blood additive project.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased $100,207 to approximately $160,798 in the quarter ended March 31, 2013, from approximately $60,591 in the respective quarter of the previous year.

DEPRECIATION AND AMORTIZATION - Depreciation increased $35 to approximately $203 in the quarter from approximately $168. This increase is mainly attributed to the depreciation of office equipment.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $115,674, or $(0.00) per common share, for the three months ended March 31, 2013, compared to $57,373, or $(0.00) per common share, during the comparable period in our 2012 financial year.

Nine months ended March 31, 2013 and 2012:

REVENUES - Revenues during the nine months ended March 31, 2013 amounted to $81,431. In the comparable period of 2012 we had revenues of $2,795. Cost of sales in the first nine months of the 2013 financial year amounted to $6,016 compared to $2,841 in 2012.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $31,010 to approximately $29,736 in the first nine months of our 2013 financial year from approximately $60,746 in the comparable period of the previous year.  This is mainly attributed to reduced R&D activities after having obtained the CE mark for the wound management product and prior to resuming activities in the pursuit of our blood additive project..

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased approximately 55% to approximately $885,936 in the nine months ended March 31, 2013, from $573,042 in the respective period of the previous year. This increase is due to an increase in common shares issued for services in the second quarter of our 2013 financial year.

DEPRECIATION AND AMORTIZATION - Depreciation increased $41 to approximately $567 in the nine months period from approximately $526. This increase is mainly attributed to the depreciation of office equipment.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $781,253, or $(0.01) per common share, for the nine months ended March 31, 2013, compared to $579,412, or $(0.01) per common share, during the comparable period in our 2012 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2013, net cash used in operating activities increased to approximately $505,698, from approximately $460,596 in the corresponding period of the previous year.

During the nine months ended March 31, 2013, we invested approximately $897,120 in notes receivable with related parties.

We had a working capital of approximately $1,426,173 at March 31, 2013, an increase of approximately $468,069 from June 30, 2012. A significant part of our current assets consists of receivables from related and unrelated parties while the company has no financial liabilities. At March 31, 2013, we had cash of approximately $77,722. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of March 31, 2013, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of March 31, 2013, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012 the Company issued 69,100 shares of its common stock for services to an unrelated party at a stock price of $0.37 per share. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In January 2013, the Company sold 362,000 shares of its common stock for cash to one (1) entity and six (6) individuals at an average stock price of $0.36 per share. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

In February 2013, the Company sold 102,200 shares of its common stock for cash to an individual at an average stock price of $0.34 per share and 1,800,000 shares of its common stock for cash to one (1) entity at an average stock price of $0.26 per share. The Company also received 1,000,000 shares of its common stock in partial satisfaction of the note receivable described in Note 4. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to March 31, 2013 the Company issued 770,000 shares of its common stock for approximately $102,410 of cash. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The individuals receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2013 and the audited balance sheet as of June 30, 2012, the unaudited condensed consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012, and the unaudited condensed consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: May 20, 2013

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: May 20, 2013

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer