Form 10-K
period 2013-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2013-09-27
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $42,774,957.

The number of shares of the Registrant's common stock issued and outstanding on September 28, 2013 was 135,249,457

Table of Contents

PART I		Page

ITEM 1	Business	5
ITEM 1A	Risk Factors	11
ITEM 2	Properties	21
ITEM 3	Legal Proceedings	21

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
ITEM 6	Selected Financial Data	25
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 8	Financial Statements and Supplementary Data	29
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

To date, neither SGBI nor its subsidiary has had profitable operations. The Company has never been profitable, and through June 30, 2013, SGBI's accumulated deficit has exceeded $34.0 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations.

The Company has adopted the strategy to license its marketable products or such products that are close to market entry to industry partners. In the pursuit of this strategy it has established a joint venture company currently distributing the most promising product, a hemoglobin based wound spray technology, in several European countries and Mexico. In addition, the company is preparing to enter the preclinical testing of hemoglobin based artificial oxygen carriers aiming at the remediation of ischemic conditions in human patients.

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

SanguiBioTech GmbH holds distribution rights for Chitoskin wound pads for the European Union and various other countries. A European patent has been granted for the production and use of improved Chitoskin wound pads.

The Company’s current key focus is (a) on selling its existing cosmetics and wound management products through distribution partners or to individual customers, (b) on identifying additional industrial and distribution partners for its patents and products, and (c) on obtaining the additional financial resources necessary to finalize the still pending certification processes of its development products.

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

During the first quarter of our 2013 financial year the European Patent Office granted a patent based on Sangui’s application (01 945 245) “Mammalian hemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof.”

During the third quarter of our 2013 financial year the company had a feasibility study prepared by external experts inquiring into market potentials and further preclinical and clinical development requirements. The study came to the conclusion that an approval of Sangui's hemoglobin hyperpolymers as a blood additive appears possible, expedient and promising.

Based on this study, the company currently is in the course of planning and preparing to enter the preclinical test phase in cooperation with professional partners specializing in the authorization of pharmaceuticals.

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

Sales of this series have remained at a low level throughout the 2013 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

As a shareholder SanguiBioTech GmbH will benefit additionally from all future dividends to be paid by the subsidiary according to the percentage of its stake in SastoMed, which is currently 25%. Should eventually all the shares of SastoMed GmbH be sold in total to a third party, the existing licensing contract with SanguiBioTech GmbH will persist unchanged.

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

On August 13, 2012, SastoMed GmbH publicized a statement indicating that it expects to reach break-even and pay back points in the course of the 2014 calendar year. The expectations were based on the response from wound management experts and patients.

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

In December, 2012, actual distribution of the product was initiated in Mexico under the management of SastoMed GmbH and their local distribution partner Bio-Mac Pharma. International distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and South Eastern Europe.

In May, 2013, the Company declared in the course of the filing of its nine month report on form 10-QSB that - according to information provided by SastoMed GmbH - it now expects the Granulox market entry phase to last longer than initially expected. No assurance can be given that based on royalty revenues the Company may reach break-even in the course of its current financial year.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto. As of June 30, 2013 SanguiBioTech GmbH had been granted 8 patents. Furthermore, it has applied for several additional patents, most of which have been filed in the United States of America (US), and as an international patent application with the European Patent Office (EP). Validation of EP patents includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

1. Hemoglobin-Hyperpolymers

US 5,985,332

“Hemoglobins provided with ligands protecting the oxygen binding sites for use as artificial oxygen carriers for direct application in medicine and biolgy, and method for the preparation thereof” (patent granted, end of duration 2017)

US 6,956,025 EP 1 299 457

“Mammalion hemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof” (patents granted, end of duration 2020)

EP 1 249 385

“Method for the production of artificial oxygen carriers from covalently cross linking hemoglobin with improved functional properties of hemoglobin by cross-linking in the presence of chemically non-reacting effectors of the oxygen affinity of the hemoglobin” (patent granted, end of duration 2020)

US 7,005,414 EP 1 294 386

“Synthetic oxygen transport made from cross-linked modified human or porcine hemoglobin with improved properties, method for a preparation thereof from purified material and use thereof” (patents granted, end of duration 2020)

US 7,598,220	“Use of hyperpolymer hemoglobin for treating a pulmonary oedema” (patent granted, end of duration 2021)

2. Wound Management

EP 1 485 120

“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents, for externally treating open, in particular chronic wounds” (patent granted, end of duration 2022)

EP 1 696 971	“Therapeutically active wound dressings, production thereof, and use of the same” (patent granted, end of duration 2024)

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

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $65,010 and $104,413 during the fiscal years ended June 30, 2013 and 2012, respectively.

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

Dependence on Major Customers

As of June 30, 2012 the Company had no significant concentrations of sales to or receivables from specific customers. As of June 30, 2013, the majority of revenues and trade receivables were generated and due by SastoMed GmbH, as licensee of the global distribution rights of the Sangui developed wound spray technology.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2013 the Company, and our subsidiary, had one fulltime employee, who was not involved in research and development. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

ITEM 2.

PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense was approximately $63,836 and $83,213 during the years ended June 30, 2013 and 2012, respectively.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2013, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hanover stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2013
Quarter ended September 2012	$0.55	$0.30
Quarter ended December 2012	0.45	0.28
Quarter ended March 2013	0.65	0.21
Quarter ended June 2013	0.98	0.05

2012
Quarter ended September 2011	$0.22	$0.03
Quarter ended December 2011	0.42	0.02
Quarter ended March 2012	0.74	0.18
Quarter ended June 2012	0.89	0.31

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

Holders

 At June 30, 2013, the number of record holders of the Company's common stock was approximately 896.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2013, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0[1]	$0.00	0
Equity compensation plans not approved by stockholders	0	0.00	0
Total	0	$0.00	0

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

During its 2013 financial year the Company issued an aggregate of 750,000 shares to one (1) individual pursuant to this Plan.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2012, the Company repurchased 53,756 shares of its common stock for cash. The treasury stock is valued using the Treasury Stock Method at $19,387.

During the fiscal year ended June 30, 2013, the Company reacquired 1,000,000 shares of its common stock  as a partial redemption of a loan to a non-related party. The treasury stock is valued using the Treasury Stock Method at $320,000.

Recent Sales of Unregistered Securities

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

In November 2012, the Company issued 750,000 shares of its common stock to one (1) individual pursuant to its long-term incentive plan at $0.32 per share. Additionally, the Company sold 194,300 shares of its common stock for cash to three (3) individuals at an average price of $0.30 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

In February 2013, the Company sold 102,200 shares of its common stock for cash to five (5) individuals at an average stock price of $0.34 per share and 1,800,000 shares of its common stock for cash to one (1) entity at an average stock price of $0.26 per share. The Company also received 1,000,000 shares of its common stock in partial satisfaction of a note receivable. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In April 2013 the Company issued 630,000 shares of its common stock for cash to three (3) individuals at an average stock price of approximately $0.13 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In May 2013 the Company issued 140,000 shares of its common stock for cash to three (3) individuals at an average stock price of approximately $0.13 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

In August 2013 the company issued 1,060,000 shares of its common stock for cash to five (5) individuals at a stock price of approximately $0.10. In addition the company issued 200,000 shares of its common stock to one (1) individual for services at a stock price of approximately $0.13 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In September 2013 the company issued 1,172,600 shares of its common stock for cash to six (6) individuals at a stock price of approximately $0.10. In addition, the company issued 700,000 shares of its common stock for cash to one (1) entity at a stock price of approximately $0.10. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2013. The following are our critical accounting policies:

Revenue Recognition

The Company derives revenue primarily from licensing fees on sales of its wound spray product as well as from the sale of its cosmetics products.

The wound spray technology is licensed to an entity in which the Company holds a 25 percent equity interest. The Company is presently entitled to royalties on net sales of the wound spray product. The licensing fees are invoiced on a quarterly basis and are recognized as revenues as per the quarter for which the sales were reported by the licensee.

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $65,010 and $104,413 during the fiscal years ended June 30, 2013 and 2012, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). There were no gains or losses resulting from foreign currency transactions as of June 30, 2013 and 2012.

The exchange rates used to calculate values and results for the years ended June 30, 2013 and 2012 were as follows (USD):

	Year-end Rates	Average Period Rates
June 30, 2013	0.7688	0.7732
June 30, 2012	0.7951	0.7474

FINANCIAL POSITION

The Company’s current assets decreased by $603,926, or 53.6%, from June 30, 2012 to $522,529 at June 30, 2013. The decrease is primarily attributable to an impairment of related party receivables in the amount of $1,040,583 as of June 30, 2013 resulting in a corresponding increase in other expense. We impaired the receivables in accordance with Generally Accepted Accounting Principles of the United States. However we believe that the foreseeable increase in market penetration of the wound spray product and the subsequent break even of the joint venture company will ultimately result in the recovery of our investment.

Receivables	Balance				Balance
(in US$)	June 30, 2012	Additions	Reductions	Impairment	June 30, 2013
Notes (related parties)	130,073	910,510	-	(1,040,583)	-
Loans (non-related parties)	715,878	3,556	(344,823)	-	374,610
Accrued Interest	1,228	21,946	(4,906)	(18,267)	-
Trade Receivables	37,491	116,381	(115,334)	-	38,538
Other	20,153	117,236	(97,830)	-	39,559
Total Receivables	904,823	1,169,629	(562,894)	(1,058,850)	452,707
Exchange Rate Adjustment	(52,115)				(39,560)
Total Receivables	852,708				413,147

The Company's net property and equipment decreased $821 or 65%, from June 30, 2012 to $449 at June 30, 2013. The decrease is attributable to depreciation expense on information technology equipment.

The Company funded its operations primarily through sales of unregistered securities. The Company’s stockholders’ equity decreased from $959,374 at June 30, 2012 to $296,342 as of June 30, 2013. The primary reason for the decrease was the Company's issuance of common stock totaling approximately $1.4 million offset by the net loss and non controlling interests of approximately $2.3 million.

REVENUES. Revenues increased 606% to $105,487 during the year ended June 30, 2013 from $14,949 during 2012. This increase is due primarily to the income from royalties due from sales of the wound spray product. Revenues in the third and fourth quarters came in lower than initially expected at the beginning of the reporting year. The Company incurred Cost of Sales totaling $10,692 during the 2013 fiscal year, a 220% increase from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 38% to $65,010 during the year ended June 30, 2013 from $104,413 during the 2012 fiscal year. This decrease is due to the fact that the Company reduced its R&D activities after the respective product authorizations were obtained in Mexico and Europe.

OPERATING EXPENSES. Operating expenses (including depreciation, amortization and professional fees) decreased 65% to $1,338,743 in 2013 from $3,722,256 in 2012. Included in Professional fees is the value of shares issued to consultants, employees and business partners of the Company under the Long Term Incentive Plan.

OTHER INCOME (EXPENSE). Other expense increased by $1,185,286 from income of $165,774. The increased loss was primarily attributable to the impairment of receivables from our joint venture in the amount of $1,040,583 as of June 30, 2013.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $2,095,494 or $0.02 per common share in 2013, as compared to $3,491,904 or $0.03 per common share in 2012.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2013, net cash used in operating activities increased to $841,606 from $723,155 for the year ended June 30, 2012, primarily related to a decrease in shares issued for services.

For the year ended June 30, 2013, net cash used for investing activities amounted to

$880,463 compared to $691,737 in 2012. This is primarily due to the extending of loans to related and unrelated third parties.

For the year ended June 30, 2013, net cash provided by financing activities decreased to an inflow of $1,366,442 from an inflow of $1,555,687 for the year ended June 30, 2012.  The decrease came about due to a reduction of shares issued for cash in 2013.

We had working capital of $295,893 at June 30, 2013, compared to a working capital of $958,104 at June 30, 2012; the decrease is due to our issuing less common stock for cash during the year as well as to the impairment of receivables due from related parties.

The Company incurred a net loss applicable to common stockholders of $2,095,494 and used cash in operating activities of $841,606 for the year ended June 30, 2013. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While sales of our cosmetics products continued on a low level throughout our 2012 financial year, it is the core strategy of the company to out license its technologies to industry partners. The current state of the sales efforts in particular with regard to the Granulox product distributed by our 25% joint venture SastoMed GmbH has induced management to believe that income from these agreements may be obtainable in the course of the 2014 fiscal year. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

SANGUI BIOTECH INTERNATIONAL, INC.

 Table of Contents

Page

Audit Report of Independent Accountants                                                                                         F-1

Consolidated Balance Sheets – June 30, 2013 and 2012                                                                     F-2

Consolidated Statements of Operations for the years ended June 30, 2013 and 2012                            F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

June 30, 2013 and 2012                                                                                                                    F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012                           F-5

Notes to Consolidated Financial Statements                                                                                      F-6

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (“the Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 27, 2013

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2013	2012
CURRENT ASSETS

Cash	$47,764	$238,639
Prepaid expenses and other assets	43,046	15,621
Tax refunds receivable	18,572	19,487
Related party receivables	38,537	160,509
Note receivable, related party	39,022	63,347
Notes receivable	335,588	628,852

Total Current Assets	522,529	1,126,455

PROPERTY AND EQUIPMENT, Net	449	1,270

TOTAL ASSETS	$522,978	$1,127,725

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	June 30,
	2013	2012
CURRENT LIABILITIES

Accounts payable and accrued expenses	$171,728	$135,445
Related party payables	35,397	14,041
Note payable - related party	19,511	18,865

TOTAL CURRENT LIABILITIES	226,636	168,351

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 132,116,857 and 125,605,957 shares issued and
130,932,115 and 125,552,201 shares outstanding, respectively	30,315,527	28,589,773
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(19,387)
Accumulated other comprehensive income (loss)	92,846	(102,053)
Accumulated deficit	(34,027,179)	(31,931,685)
Non-controlling interest	(366,895)	(198,704)

Total Stockholders' Equity	296,342	959,374

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$522,978	$1,127,725

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2013	2012

REVENUES	$105,487	$14,949
COST OF SALES	10,692	3,337
GROSS MARGIN	94,795	11,612

OPERATING EXPENSES
Research and development	65,010	104,413
Depreciation and amortization	865	692
Professional fees	304,201	3,159,015
General and administrative	968,667	458,136

Total Operating Expenses	1,338,743	3,722,256

OPERATING LOSS	(1,243,948)	(3,710,644)

OTHER INCOME (EXPENSE)
Patent licensing income	-	138,577
Gain on settlement of debt	-	27,422
Interest expense	(4,573)	(225)
Interest income	25,419	(225)
Impairment of related party receivable	(1,040,583)	-

Total Other Income (Expense)	(1,019,737)	165,549

Loss before income taxes and non-controlling interest	(2,263,685)	(3,545,095)
Provision for income taxes	-	-
NET LOSS	(2,263,685)	(3,545,095)

Less: Net loss attributable to non-controlling interest	(168,191)	(53,191)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,095,494)	$(3,491,904)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	194,899	(17,580)

Total Other Comprehensive Income (Loss)	194,899	(17,580)

COMPREHENSIVE (LOSS)	$(2,068,786)	$(3,562,675)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	128,549,355	116,691,252

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, June 30, 2011	109,804,855	$24,007,655	$4,621,430	$-	$(84,473)	$(145,513)	$(28,440,006)	$(40,907)
Common shares issued for cash
at $0.17 per share	9,126,300	1,555,044	-	-	-	-	-	1,555,044
Common shares issued for services
at $0.45 per share	6,674,802	3,027,074	-	-	-	-	-	3,027,074
Treasury stock purchased	-	-	-	(19,387)	-	-	-	(19,387)
Currency translation adjustment	-	-	-	-	(17,580)	-	-	(17,580)
Net loss for the year
ended June 30, 2012	-	-	-	-	-	(53,191)	(3,491,679)	(3,544,870)
Balance, June 30, 2012	125,605,957	28,589,773	4,621,430	(19,387)	(102,053)	(198,704)	(31,931,685)	959,374
Common shares issued for
cash at $0.25 per share	5,391,800	1,366,887	-	-	-	-	-	1,366,887
Common shares issued for
services at $0.32 per share	819,100	265,567	-	-	-	-	-	265,567
Common shares issued for debt
settlement at $0.31 per share	300,000	93,300	-	-	-	-	-	93,300
Treasury stock issued for
extinguishment of notes receivable	-	-	-	(320,000)	-	-	-	(320,000)
Currency translation adjustment	-	-	-	-	194,899	-	-	194,899
Net loss for the year
ended June 30, 2013	-	-	-	-	-	(168,191)	(2,095,494)	(2,263,685)
Balance, June 30, 2013	132,116,857	$30,315,527	$4,621,430	$(339,387)	$92,846	$(366,895)	$(34,027,179)	$296,342

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,263,685)	$(3,545,095)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	865	692
Common stock issued for services	265,565	3,027,074
Common stock issued for settlement of debt	93,300	-
Impairment of related party receivable	1,040,583	-
Changes in operating assets and liabilities
Trade accounts receivable	(1,003)	427
Royalties receivable	(27,548)	-
Inventory	-	2,637
Prepaid expenses and other current assets	(29,220)	21,331
Tax refunds receivable	26,296	-
Related party receivables	-	(169,490)
Accounts payable and accrued expenses	24,747	(67,633)
Related parties accounts payable	28,494	6,902
Net Cash Used in Operating Activities	(841,606)	(723,155)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	30,047	-
Issuance of notes receivable, related parties	-	(62,885)
Issuance of notes receivable	(910,510)	(628,852)
Net Cash Used in Investing Activities	(880,463)	(691,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable- related party	-	18,865
Common stock issued for cash	1,366,442	1,555,046
Purchase of treasury stock	-	(18,224)
Net Cash Provided by Financing Activities	1,366,442	1,555,687
EFFECTS OF EXCHANGE RATES	164,310	(25,000)
NET INCREASE (DECREASE) IN CASH	(190,875)	115,795
CASH AT BEGINNING OF YEAR	238,639	122,619

CASH AT END OF YEAR	$47,764	$238,414
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Treasury stock received for note receivable	$320,000	$-

                  The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc. (“the Company”) was incorporated in Colorado in 1995. Since 2003 when a comprehensive restructuring of the group was completed, all operations have been carried out by Sangui BioTech GmbH, its ninety percent owned subsidiary which is headquartered in Witten, Germany, while Sangui Biotech International, Inc., the parent company acts as a holding company whose purpose it is to secure financing and access to the capital markets.

SanguiBioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body such as wound management products in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan (a natural polymer), artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) and cosmetics. The cosmetics products are currently being sold via the Company’s internet shop, yielding small revenues. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners in exchange for royalties. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and of preparing and managing its market entry in several other countries. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25 percent share of all future profits of the joint venture.

Going Concern

The Company incurred a net loss applicable to common stockholders of $2,095,494 and used cash in operating activities of $841,606 for the year ended June 30, 2013. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

Additional financing may not be available on terms favorable to the Company or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The Company’s ability to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its ninety percent owned foreign subsidiary, Sangui BioTech GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risks and Uncertainties

The Company's line of future pharmaceutical and cosmetic products (artificial oxygen carriers or blood substitute and additives) as well as other medical products being developed by Sangui BitTech GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical products will be subject to stringent regulatory requirements because they are in vivo products for humans. The Company and its subsidiaries have limited experience in obtaining regulatory clearance on these types of products. Therefore, the Company could be subject to risks of delays in obtaining or failing to obtain regulatory clearance.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts and notes receivable, accounts payable and accrued liabilities and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2013 and 2012, the Company recognized a loss on translation adjustment in the amount of $17,580 and a gain on translation adjustment of $194,899, respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2013 and 2012.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation (Continued)

The exchange rates used to calculate values and results of operations for the years ended June 30, 2013 and 2012, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2013	0.7688	0.7732
June 30, 2012	0.7951	0.7474

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2013 and 2012.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2013 and 2012 was $865 and $692, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2013 and 2012, management of the Company believes that no impairment has been indicated. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company derives revenue primarily from licensing fees on sales of its wound spray product as well as from the sale of its cosmetics products.

The wound spray technology is licensed to an entity in which the Company holds a 25 percent equity interest. The Company is presently entitled to royalties on net sales of the wound spray product. The licensing fees are invoiced on a quarterly basis and are recognized as revenues as per the quarter for which the sales were reported by the licensee.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest nor do they generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established. For the years ended June 30, 2013 and 2012, the Company recognized bad debt expense in the amounts of $-0- and $203, respectively.

Loans Receivable

Loans receivable pertain primarily to the Company’s activities wherein funds have been loaned and interest is charged to certain related and unrelated third parties and are carried at principal amount, less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. These loans receivable are deemed simple interest loans with interest being computed on the outstanding principal balance. The terms of the Company’s financing activities include annual interest of between zero and six percent, and amended maturity dates from between notes that are due on demand notes that are due February 25, 2014.  No origination fees are charged on these loans. Loans receivable are considered to be past due if any portion of the receivable balance has not been received by the contractual maturity date.

Specific reserves or impairment of loans are estimated by management based on certain assumptions and variables, including the creditor’s financial condition, age of the creditor’s loans outstanding, and changes in payment histories. Loans receivable are written off against reserves and impairments when deemed uncollectible or taken immediately to bad debt expense if reserves during a year are exhausted.  Recoveries of loans receivable previously written off are recorded when received. The Company has recorded an allowance for doubtful accounts of $928,777 and $-0- as of June 30, 2013 and 2012, respectively.

The outstanding net loans receivable balance consists of principle and accrued interest balances. Loans are written off against the Company’s estimated allowances and impairments when collection of payment is determined to be improbable.

The below table shows the original principle balance and accrued interest comprising the ending balance of the Company’s installment loans receivable.

	June 30,	June 30,
	2013	2012
Principal	$1,285,120	$691,737
Accrued interest	18,267	-
Impairment of loans receivable	(928,777)	-
Net loans receivable	$374,610	$691,737

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time.  As of June 30, 2013 and 2012, all inventory balances had been reserved against in full.

Sales Tax Collected from Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs net of sales taxes.

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

The Company adopted ASC 740 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2013 and 2012, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2013 and 2012.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $65,010 and $104,413 during the fiscal years ended June 30, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2013 and 2012, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

The Company adopted ASC 280, "Disclosures about Segments of an Enterprise and Related Information." ASC 280 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2013 and 2012, the Company has one business segment, which is the manufacturing and sales of its wound treatment and cosmetics products.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2013 and 2012, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

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

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 2 – INVESTMENT IN JOINT VENTURE

During December 2010, the Company’s subsidiary Sangui BioTech GmbH established a joint venture company with SanderStrothmann GmbH, under the name of SastoMed GmbH. The Company owns 25 percent of the joint venture and accounts for its interest in the joint venture using the cost method of accounting. The Company invested $8,508 in the joint venture during the year ended June 30, 2011.

During the year ended June 30, 2013 the Company loaned the joint venture $910,500 of cash at 4 percent interest.  Also during the year ended June 30, 2013 and separate from the aforementioned loans receivable, the Company was due to receive a joint venture milestone payout of $130,037.  The Company has adopted ASC 310 which requires that the Company assess the collectability of such receivables based on factors such as the financial condition of the creditor.

The joint venture has realized significant losses since inception and as a result all such receivables from the joint venture have been impaired as of June 30, 2013. As such, the Company recorded loan impairments of $928,777 and for milestone payments of $130,037 for the year ended June 30, 2013.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2013 and 2012:

	June 30,
	2013	2012

Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	311,371	311,371
Total property and equipment	1,237,886	1,237,886

Less accumulated depreciation	(1,237,437)	(1,236,616)

Total property and equipment, net	$449	$1,270

NOTE 4 – NOTES RECEIVABLE

During the years ended June 30, 2013 and 2012, the Company invested $910,510 and $691,737, respectively into a various notes receivable. The notes receivable are unsecured and accrue interest at between zero and 6 percent per annum.

The components of notes receivable are summarized in the table below:

	June 30,	June 30,
	2013	2012
Note receivable, principal and interest, due from a joint venture related party, bearing interest at 4%, unsecured, due on December 31, 2013	$464,389	$-
Note receivable, principal and interest, due from a joint venture related party, bearing interest at 4%, unsecured, due on February 25, 2014	464,389	-
Note receivable, principal and interest, due from a shareholder, bearing interest at 6%, secured by 138,899 shares of the Company’s common stock, due on demand	39,022	62,885
Note receivable principal due from an unrelated third party, bearing interest at 0%, personally secured by a shareholder of the borrower, due on demand	335,588	625,852

Total	$1,303,387	$691,737

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2013 and 2012.

Related Party Loans Payable

As of June 30, 2013 and 2012, the Company had a note payable to an officer of the Company of $19,511 and $18,865, respectively. The due date for the note payable was extended in April 2013. The note payable is unsecured, accrues interest at 5 percent per annum and is payable at the Company’s option any time before but no later than April 7, 2014.

As of June 30, 2013 and 2012, the Company had a note payable to an officer of the Company of $-0- and $7,110, respectively. The note payable was unsecured, accrued interest at 6 percent per annum and was redeemed in full during the course of the year ended June 30, 2013.

The components of related party notes payable are summarized in the table below:

	June 30,	June 30,
	2013	2012
Note payable, principal and interest, from a Company officer, bearing interest at 6%, unsecured, due on demand	$-	$7,110
Note payable, principal and interest, from a Company officer, bearing interest at 5%, unsecured, April 7, 2014	19,511	18,865

Total	$19,511	$25,975

Note Receivable – Related Parties

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,658. The note receivable accrues interest at 6 percent per annum, was due on August 31, 2012 and is secured by 138,899 shares of the Company’s common stock. The note receivable has been extended without a fixed due date. The note receivable is due one month from notice by the Company to the shareholder on intent to collect. Interest and principle have been received in several installments so that at June 30, 2013 the outstanding note receivable amounted to $39,022 of principal and interest.

Joint Venture

The Company has entered into an agreement wherein the Company will pay its joint venture partner, SastoMed GmbH, $7,760 per month through December 31, 2013 for research and development consulting with regard to the blood additive project.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2012 and 2013 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with no par value. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock Issuances

During the year ended June 30, 2012, the Company issued 3,674,802 shares of common stock for services at an average of $0.48 per share for a total cost of $1,767,074.  In addition, the Company issued 9,126,300 shares of common stock for cash at an average of $0.17 per share, yielding total cash proceeds of $1,555,044 for the year. The Company also issued 3,000,000 shares of common stock in exchange for services related to its wound spray technology.  The shares issued for services were valued at the trading price of the stock on the date the shares were issued.

During the year ended June 30, 2013 the Company issued 819,100 shares of common stock for services at an average of $0.32 per share for a total cost of $265,567. In addition, the Company issued 5,391,800 shares of common stock for cash at an average of $0.25 per share, yielding total cash proceeds of $1,336,887. The shares issued for services were valued at the trading price of the common stock on the date the shares were issued.

Treasury Stock

During the year ended June 30, 2012, the Company repurchased 53,756 shares of its common stock for cash. During the year ended June 30, 2013, the Company received 1,000,000 shares of its common stock as a partial redemption of a loan to a non-related third party. The treasury stock was valued using the Treasury Method at $339,387.  This value was based on the trading price of the Company’s common stock on the date of acquisition.

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2013 and 2012, and during the years ended June 30, 2013 and 2012, no options were issued or outstanding.

NOTE 7 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2013 and 2012 respectively, since the Company incurred net operating losses through June 30, 2013.

Income tax expense for the years ended June 30, 2013 and 2012 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	June 30,	June 30,
	2013	2012
Income tax benefit at U.S. federal statutory rates	$(712,468)	$(1,205,256)
Effect of:
Common stock issued for services	90,292	1,029,205
Impairment of related party receivables	353,798	-
Increase (decrease) in valuation allowance	268,378	176,051
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2013 and 2012 are presented below:

	June 30,	June 30,
	2013	2012
Deferred tax assets
Net operating losses	$11,125,151	$6,885,870
Less: valuation allowance	(11,125,151)	(6,885,870)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$-	$-

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 7 - INCOME TAX PROVISION (CONTINUED)

As of June 30, 2013, the Company had net operating loss carryforwards of approximately $11.6 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2013 and 2032. The foreign net operating loss carryforwards do not have an expiration period.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2009 through 2013 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2013 and 2012.

Leases

The Company leases office facilities from an unrelated third party at $6,518 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of $1,599 per month beginning June 2012 expiring June 2015.

Future minimum lease payments under the terms of the operating leases are as follows:

2014	$19,182
2015	19,182
2016	-
Thereafter	-
Total	$38,364

NOTE 9 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2013 and 2012. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2013 and 2012, respectively, the Company issued 750,000 and 6,300,000 shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued on June 30, 2013.

NOTE 10 – FOREIGN CURRENCY TRANSLATION

During the years ended June 30, 2013 and 2012, the Company has transacted the majority of its business activities in Germany, and the transactions have been primarily consummated in the Euro currency.  Due to the fact that the Company’s functional currency is the Euro and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to ASC 830 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities of the German subsidiary are translated from Euro into U.S. dollars at the exchange rate at the balance sheet date.

All equity items, other than retained earnings, are specifically identified where possible and exchange rates on transaction dates are implemented.  Profit and loss accounts are translated using an average rate for the period.  During the years ended June 30, 2013 and 2012, the Company recognized other comprehensive gains of $195,545 and other comprehensive losses of and $17,580, respectively.  Such other comprehensive income and losses had no effect on liquidity.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2013 the Company issued 200,000 shares of common stock for services at an average of $0.13 per share for a total cost of $26,400. In addition, the Company issued 2,932,600 shares of common stock for cash at an average of $0.10 per share, yielding total cash proceeds of $285,581. The shares issued for services were valued at the trading price of the common stock on the date the shares were issued.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 11, 2011 the Board of Directors of the Company approved the engagement of the accounting firm of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its independent registered public accounting firm effective immediately and mandated Sadler Gibb to audit the financial statements of the company for its financial year ended June 30, 2010, as well as to review the quarterly reports for the quarters of this financial year. The engagement was renewed to audit the financial statements of the company for its financial years ended June 30, 2012 and 2013, as well as to review the quarterly reports for the quarters of the immediately subsequent financial years.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2013, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

The directors as of June 30, 2013 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	58	Non-Executive Director	Dec 18, 2008

Joachim Fleing, Ph.D.	60	CFO	Dec 13, 2003

Thomas Striepe	49	CEO	Feb 7, 2005

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

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2013, are set out below:

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

Significant Employees

All but one individuals serving as scientific or administrative staff have been engaged on the basis of consulting agreements. They include non-disclosure and exclusivity sections and secure the ongoing cooperation. Key personnel the expertise and abilities of which would be difficult to replace includes Dr. Harald Poetzschke.

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

Promoters and Control Persons

None.

Audit Committee and Audit Committee Financial Expert

The Company has no separately designated standing audit committee or another committee performing similar functions. The Board of Directors acts as the audit committee. None of the directors qualifies as an Audit Committee Financial Expert.

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2013, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

Code of Ethics

As of the date of this report the Company has not adopted a code of ethics.

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

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)
Dr. Joachim Fleing (2) Chief Financial Officer	2013 2012	40,313 40,821	- -	- -	- -	40,313 40,821

Thomas Striepe Chief Executive Officer	2013 2012	0 0	- -	- -	- -	0 0

Hubertus Schmelz(3)	2013 2012	155,199 160,557	- -	- -	- -	155,199 160,557

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD using the average exchange rate of the period July 1 through June 30 for each year.

(2) Compensation resulting from the communications service agreement, and the remuneration agreement, respectively. See Item 13, below.

(3) Hubertus Schmelz serves as the Chief Executive Officer of the Company’s wholly owned subsidiary.

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

	Fees Earned
	or Paid	Stock	Option
Name	in Cash ($)	Awards ($)	Awards ($)	Total ($)
Thomas Striepe	$-	$-	$-	$-

Hubertus Schmelz	$155,199	$-	$-	$155,199

Joachim Fleing	$40,313	$-	$-	$40,313

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

2008 Amended and Restated Long-Term Equity Incentive Plan

On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. In its 2013 financial year the company issued an aggregate of 750,000 shares to one (1) individual pursuant to this plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued by June 30, 2013.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2013, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Feedback AG Neuer Wall 54 20354 Hamburg Germany	6,788,802	5.1%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	10,702,601	8.1%

Common Stock	SanderStrothmann GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	10,575,808	8.0%

Security Ownership of Management

The following table sets forth, as of June 30, 2013, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	1,350,000	1.0%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	10,702,601	8.1%

Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	1,744,193	1.3%

Common Stock	All Officers and Directors as a Group (3 persons)	13,035,294	10.4%

Percentages are calculated on the basis of 132,116,857 shares issued on June 30, 2013.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2012 and 2013 were Sadler, Gibb & Associates, LLC.

(a)

Audit Fees. For the fiscal year ended 2012, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000.

(b)

For the fiscal year ended 2013, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000

(c)

Audit-Related Fees. For the fiscal year ended 2013 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(d)

Tax Fees. For the fiscal years ended 2012 and 2013 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2012 and 2013.

(e)

All Other Fees. None.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Index to Exhibits

3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Amended and Restated Articles of Incorporation of the Company(2)
3.4
Amended and Restated Bylaws of the Company(2)
21.1	Subsidiaries of the Company (2)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

Notes:

(1) Previously filed as an exhibit to the report on Form 8-K, filed on or about April 4, 2000, and incorporated herein by reference

(2) Previously filed as an exhibit to the report on Form 10-Q, filed on February 25, 2009, and incorporated herein by reference

(3) Previously filed as an exhibit to the report on Form 10-QSB for the period ended September 30, 2006, filed on June 10, 2008, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer	September 27, 2013
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer Principal Financial Officer	September 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	September 27, 2013

/s/ Joachim Fleing Joachim Fleing, Ph.D	Director	September 27, 2013

/s/ Hubertus Schmelz Hubertus Schmelz	Director	September 27, 2013