Form 10-Q
period 2013-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2013-11-06
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [   ]        No   [X]

As of November 5, 2013, there were 136,054,657 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2013

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	12
Item 4.	Controls and Procedures ........................................................................................................................	12
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .................................................................................................................................	13
Item 1A.	Risk Factors ...........................................................................................................................................	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	13
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	14
Item 5.	Other Information ..................................................................................................................................	14
Item 6.	Exhibits ..................................................................................................................................................	14

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

Our unaudited condensed consolidated balance sheet as of September 30, 2013 and the audited balance sheet as of June 30, 2013, our unaudited condensed consolidated statements of operations for the three month periods ended September 30, 2013, and 2012, and our unaudited condensed consolidated statements of cash flows for the three month period ended September 30, 2013, and 2012 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS
	September 30,	June 30,
	2013	2013
CURRENT ASSETS	(unaudited)

Cash	$227,829	$47,764
Prepaid expenses and other assets	43,270	43,046
Tax refunds receivable	20,549	18,572
Related party receivables	48,653	38,537
Note receivable, related party	40,562	39,022
Notes receivable	348,837	335,588

Total Current Assets	729,700	522,529

PROPERTY AND EQUIPMENT, Net	350	449

TOTAL ASSETS	$730,050	$522,978

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$157,166	$171,728
Related party payables	37,793	35,397
Note payable - related party	20,280	19,511

Total Current Liabilities	215,239	226,636

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 135,249,457 and 132,116,857 shares issued and
134,064,715 and 130,932,115 shares outstanding, respectively	30,627,507	30,315,527
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Stock subscription payable	67,600	-
Accumulated other comprehensive income (loss)	123,439	92,846
Accumulated deficit	(34,199,381)	(34,027,179)
Non-controlling interest	(386,397)	(366,895)

Total Stockholders' Equity	514,811	296,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$730,050	$522,978

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

REVENUES	$26,527	$1,794

COST OF SALES	204	-
GROSS MARGIN	26,323	1,794

OPERATING EXPENSES
Research and development	36,308	8,444
Depreciation and amortization	114	179
General and administrative	181,605	188,829

Total Operating Expenses	218,027	197,452

OPERATING LOSS	(191,704)	(195,658)

OTHER EXPENSE
Interest expense	-	(238)

Total Other Expense	-	(238)

Loss before income taxes and non-controlling interest	(191,704)	(195,896)

Provision for income taxes	-	-

NET LOSS	(191,704)	(195,896)

Less: Net loss attributable to non-controlling interest	(19,502)	(15,691)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(172,202)	$(180,205)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	30,593	2,788

Total Other Comprehensive Income	30,593	2,788

COMPREHENSIVE LOSS	$(161,111)	$(193,108)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	134,242,409	125,605,957

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,704)	$(195,896)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	116	106
Common stock issued for services	26,400	-
Changes in operating assets and liabilities
Trade accounts receivable	1,042	-
Royalties receivable	(9,636)	-
Prepaid expenses and other current assets	1,407	(2,307)
Tax refunds receivable	(1,244)	-
Related party receivables	-	(2,929)
Accounts payable and accrued expenses	(18,636)	(7,624)
Related parties accounts payable	2,395	4,177

Net Cash Used in Operating Activities	(189,860)	(204,473)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	353,180	-

Net Cash Provided by Financing Activities	353,180	-

EFFECTS OF EXCHANGE RATES	16,745	14,538

NET INCREASE (DECREASE) IN CASH	180,065	(189,935)
CASH AT BEGINNING OF PERIOD	47,764	238,639

CASH AT END OF PERIOD	$227,829	$48,704

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2013 and June 30, 2013

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine months periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2013 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2013 and 2012, were calculated as follows:

as of September 30, 2013	USD 1 : EUR 0.7688
as of June 30, 2013	USD 1 : EUR 0.6949
July 1 through September 30, 2013	USD 1 : EUR 0.7551
July 1 through September 30, 2012	USD 1 : EUR 0.7776

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

September 30, 2013 and June 30, 2013

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $34,199,381 as of September 30, 2013. The Company incurred a net loss applicable to common stockholders of $172,202 during the three months ended September 30, 2013 and used cash in operating activities of $189,860 during the three months ended September 30, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At September 30, 2013 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2013, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2013 and June 30, 2013

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – NOTES RECEIVABLE-RELATED PARTIES

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

During the three months ended September 30, 2013, the Company issued 200,000 shares of its common stock for services to an unrelated party at $0.13 per share. Additionally the Company sold 2,932,600 shares of its common stock for cash to several individuals at an average price of $0.10 per share.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2013 and June 30, 2013

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2103, on October 8, 2013, the company issued 434,800 shares of its common stock for cash to one individual at a price of $0.17 per share.

Also subsequent to September 30, 2103, on October 1, 2013 the company entered into an obligation to invest another approximately $260,000 into its 25% owned joint venture, SastoMed GmbH. The company satisfied half of this obligation through a payment made on October 7, 2013.

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

During the fourth quarter of our 2013 financial year the company filed a patent application aimed at significantly expanding the protection of our hemoglobin formulations. It will encompass a greater array of ischemic conditions of the human body, for instance in the case of severe dysfunctions of the lung.

During the first quarter of our 2014 financial year, the company has entered into an agreement with a German university research institution aimed at carrying out a series of animal tests as part of its preparations to enter the preclinical testing of hemoglobin based artificial oxygen carriers targeting the remediation of ischemic conditions in human patients.

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

Sales of this series have remained at a low level throughout the first quarter of our 2014 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

Since December, 2012, international distribution outside Germany was initiated in collaboration with local partners in eleven European and two Latin American countries.

FINANCIAL POSITION

Our current assets increased approximately $207,171 from June 30, 2013 to approximately $729,700 at September 30, 2013.  This is mainly attributed to an increase in cash.

Our net property and equipment decreased approximately $99 from June 30, 2013 to approximately $350 at September 30, 2013.  The decrease is attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity increased by $218,469 from $296,342 at June 30, 2013 to $514,811 at September 30, 2013. The primary factor behind this was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 and 2012:

REVENUES - Revenues during the three months ended September 30, 2013 amounted to $26,572. In the comparable period of 2012 we had revenues of $1,794. Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Cost of sales in the third quarter of the 2013 financial year amounted to $204 compared to $0 in 2012.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $27,864 to approximately $36,308 in the first quarter of our 2014 financial year from approximately $8,444 in the comparable period of the previous year.  This is mainly attributed to enhanced R&D activities in preparing a new patent application and preparing the planned animal tests.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased $7,224 to approximately $181,605 in the quarter ended September 30, 2013, from approximately $188,829 in the respective quarter of the previous year.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $65 to approximately $114 in the quarter from approximately $179.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $172,202, or $(0.00) per common share, for the three months ended September 30, 2013, compared to $180,205, or $(0.00) per common share, during the comparable period in our 2013 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2013, net cash used in operating activities decreased to approximately $189,860, from approximately $204,473 in the corresponding period of the previous year. The decrease is primarily due to our issuing of shares for services.

We had a working capital of approximately $514,461 at September 30, 2013, an increase of approximately $218,568 from June 30, 2013. A significant part of our current assets consists of receivables from related and unrelated parties while the company has no financial liabilities. At September 30, 2013, we had cash of approximately $227,829. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of September 30, 2013, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of September 30, 2013, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2013, the Company issued 200,000 shares of its common stock for services to an unrelated party at $0.13 per share. Additionally the Company sold 2,932,600 shares of its common stock for cash to several individuals at an average price of $0.10 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

The Company also received $67,880 for stock subscriptions payable. The Company fully satisfied its obligations with respect to stock subscriptions payable by issuing 370,400 shares of common stock at $0.18 per share on October 8, 2013. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to September 30, 2103, on October 8, 2013, the company issued 434,800 shares of its common stock for cash to one individual at a price of $0.17 per share.  No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2013 and the audited balance sheet as of June 30, 2013, the unaudited condensed consolidated Statements of Operations for the three month periods ended September 30, 2013 and 2012, and the unaudited condensed consolidated Statements of Cash Flows for the three-month periods ended September 30, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 5, 2013

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: November 5, 2013

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer