Form 10-Q
period 2013-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2014-02-14
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [   ]          No [X]

As of February 13, 2014, there were 137,902,957 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2013

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

Our unaudited condensed consolidated balance sheet as of December 31, 2013 and the audited balance sheet as of June 30, 2013, our unaudited condensed consolidated statements of operations for the six month periods ended December 31, 2013, and 2012, and our unaudited condensed consolidated statements of cash flows for the six month period ended December 31, 2013, and 2012 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2013	2013
CURRENT ASSETS	(unaudited)

Cash	$143,259	$47,764
Prepaid expenses and other assets	38,927	43,046
Tax refunds receivable	20,310	18,572
Related party receivables	48,346	38,537
Note receivable, related party	41,300	39,022
Notes receivable	355,176	335,588

Total Current Assets	647,318	522,529

PROPERTY AND EQUIPMENT, Net	238	449

TOTAL ASSETS	$647,556	$522,978

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	June 30,
	2013	2013
CURRENT LIABILITIES	(unaudited)

Accounts payable and accrued expenses	$180,277	$171,728
Related party payables	63,117	35,397
Note payable - related party	20,649	19,511

Total Current Liabilities	264,043	226,636

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 137,902,957 and 132,116,857 shares issued and
136,718,215 and 130,932,115 shares outstanding, respectively	31,000,460	30,315,527
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Accumulated other comprehensive income	131,897	92,846
Accumulated deficit	(34,597,211)	(34,027,179)
Non-controlling interest	(433,676)	(366,895)

Total Stockholders' Equity	383,513	296,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$647,556	$522,978

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

REVENUES	33,776	$46,249	$60,303	$48,043

COST OF SALES	208	-	412	-
GROSS MARGIN	33,568	46,249	59,891	48,043

OPERATING EXPENSES
Research and development	70,926	15,506	107,234	23,950
Depreciation and amortization	118	185	232	364
General and administrative	157,039	536,309	338,644	725,138

Total Operating Expenses	228,083	552,000	446,110	749,452

OPERATING LOSS	(194,515)	(505,751)	(386,219)	(701,409)

OTHER INCOME (EXPENSE)
Other income	48	5,585	48	5,585
Loss on equity investment	(244,983)	-	(244,983)	-
Interest expense	(5,659)	(238)	(5,659)	(476)

Total Other Income (Expense)	(250,594)	5,347	(250,594)	5,109

Loss before income taxes and non-controlling interest	(445,109)	(500,404)	(636,813)	(696,300)

Provision for income taxes	-	-	-	-

NET LOSS	(445,109)	(500,404)	(636,813)	(696,300)

Less: Net loss attributable to non-controlling interest	(47,279)	(15,030)	(66,781)	(30,721)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(397,830)	$(485,374)	$(570,032)	$(665,579)

OTHER COMPREHENSIVE INCOME LOSS
Foreign currency translation adjustments	8,458	32,899	39,051	35,687

Total Other Comprehensive Income Loss	8,458	32,899	39,051	35,687

COMPREHENSIVE INCOME LOSS	$(436,651)	$(467,505)	$(597,762)	$(660,613)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	136,330,014	126,832,058	134,714,941	126,219,007

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(636,813)	$(696,300)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	232	362
Common stock issued for services	26,400	358,867
` Loss on equity investment	244,983	-
Changes in operating assets and liabilities
Trade accounts receivable	1,049	-
Royalties receivable	(8,525)	-
Prepaid expenses and other current assets	6,791	(6,302)
Tax refunds receivable	(647)	-
Related party receivables	(338)	(2,240)
Accounts payable and accrued expenses	(55)	62,344
Related parties accounts payable	29,504	16,762

Net Cash Used in Operating Activities	(337,419)	(266,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity subsidiary	(242,216)	-
Issuance of notes receivable	-	(494,607)

Net Cash Used in Investing Activities	(242,216)	(494,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	658,533	684,300

Net Cash Provided by Financing Activities	658,533	684,300

EFFECTS OF EXCHANGE RATES	16,597	(7,287)

NET INCREASE (DECREASE) IN CASH	95,495	(84,101)
CASH AT BEGINNING OF PERIOD	47,764	238,639

CASH AT END OF PERIOD	$143,259	$154,538

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$476
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2013 and June 30, 2013

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six months periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2013 and June 30, 2013 and our unaudited consolidated statements of operations for the six month periods ended December 31, 2013 and 2012, were calculated as follows:

as of December 31, 2013	USD 1 : EUR 0.7264
as of June 30, 2013	USD 1 : EUR 0.6949
July 1 through December 31, 2013	USD 1 : EUR 0.7448
July 1 through December 31, 2012	USD 1 : EUR 0.7855

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2013 and June 30, 2013

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $34,597,211 as of December 31, 2013. The Company incurred a net loss applicable to common stockholders of $570,032 during the six months ended December 31, 2013 and used cash in operating activities of $337,416 during the six months ended December 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At December 31, 2013 the Company had no cash equivalents.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2013 and June 30, 2013

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Product sales revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.  Product royalty revenue is recognized when the licensee has reported the product sales to the Company. Product royalty revenue is calculated based upon the contractual percentage of reported sales.

Basic and Diluted Loss Per Common Share

Basic earnings loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. loss per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2013, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive (loss are the changes in the cumulative foreign currency translation adjustments and unrealized gains (losses) on marketable securities and are recorded as components of stockholders' equity.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2013 and June 30, 2013

(Unaudited)

NOTE 4 – NOTES RECEIVABLE, RELATED PARTIES

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,658. The note receivable accrues interest at 6 percent per annum, was due on August 31, 2012 and is secured by 138,899 shares of the Company’s common stock. The note receivable has been extended without a fixed due date. The note receivable is due one month from notice by the Company to the shareholder on intent to collect. Interest and principle have been received in several installments so that at December 31, 2013 the outstanding note receivable amounted to $41,300 of principal and interest.

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

During the six months ended December 31, 2013, the Company issued 200,000 shares of its common stock for services to an unrelated party at $0.13 per share. Additionally the Company sold 5,586,100 shares of its common stock for cash to one entity and several individuals at an average price of $0.12 per share.

On October 1, 2013 the Company entered into an obligation to invest another approximately $260,000 into its 25 percent owned joint venture, SastoMed GmbH. The total amount was reduced by outstanding interest payments due Sangui from SastoMed. The Company satisfied its obligation through a payment made on October 7, 2013 of $131,497 and a payment made on December 30, 2013 of $110,719. This total investment of $242,216 was capitalized and then impaired in full as of December 31, 2013.  It was presented as an impairment of  $244,983 due to exchange rate changes.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2103, the Company issued 100,000 shares of its common stock for cash to one individual at a price of $0.14 per share.

In the course of its 2013 financial year (ended June 30, 2013) the Company entered into an agreement under which SastoMed GmbH did provide certain services in preparation of the further development of blood additive products. As compensation, the company retained SastoMed with approximately $7,760 per month through December 31, 2013. In February 2014, after the period covered by this report, this agreement was extended until December 31, 2014.

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

The necessary applications prerequisite for carrying out those animal tests were submitted to the respective Ethics Commission during the second quarter of our 2014 financial year.

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

In the course of the first half of our 2014 financial year SastoMed GmbH accelerated the pace of its international expansion: Along with Germany, Granulox will become available in 18 other countries in the course of the next couple of months, promoted by contracts signed with ten distributors.

FINANCIAL POSITION

Our current assets increased approximately $124,789 from June 30, 2013 to approximately $647,318 at December 31, 2013.  This is mainly attributed to our issuance of common stock for cash over the period.

Our net property and equipment decreased approximately $211 from June 30, 2013 to approximately $238 at December 31, 2013.  The decrease is attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity increased by $87,171 from $296,342 at June 30, 2013 to $383,513 at December 31, 2013. The primary factor behind this was our issuance of common stock for cash and services.

RESULTS OF OPERATIONS

Three months ended December 31, 2013 and 2012:

REVENUES - Revenues during the three months ended December 31, 2013 amounted to $33,776. The decrease by $12,681 from the revenues in the comparable period of our 2013 financial year is due to the fact that in the three month period of the previous year six months worth of royalties from the licensing agreement with SastoMed GmbH were incurred.   Cost of sales in the second quarter of the 2014 financial year amounted to $208 compared to $-0- the year before.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $55,420 to approximately $70,926 in the second quarter of our 2014 financial year from approximately $15,506 in the comparable period of the previous year.  This is mainly attributed to R&D expenses relating to activities in the pursuit of our artificial oxygen carriers, in particular the preparatory works for the initial animal tests.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased $379,270 to approximately $157,039 in the quarter ended December 31, 2013, from approximately $536,309 in the respective period of the previous year. In the second quarter of our 2013 financial year the company had issued a high amount of common stock for services which was not repeated in the course of the second quarter of this year.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $67 to approximately $118 in the second quarter from approximately $185.

OTHER INCOME AND EXPENSES - Other expenses contains an expense of $244,983 which relates to an investment of the company into its 25% owned joint venture, SastoMed GmbH, carried out in the course of the quarter ended December 31, 2013. This total investment of $242,216 was capitalized and then impaired in full as of December 31, 2013.  It was presented as an impairment of $244,983 due to exchange rate changes.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $397,830, or $(0.00) per common share, for the three months ended December 31, 2013, compared to $485,374, or $(0.00) per common share, during the comparable period in our 2013 financial year.

Six months ended December 31, 2013 and 2012:

REVENUES - Revenues during the six months ended December 31, 2013 amounted to $60,303, an increase of 25.5% over the revenues of $48,043 in the comparable period of our 2013 financial year.  Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Cost of sales in the first half of the 2014 financial year amounted to $412 compared to $-0- the year before.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $83,284 to approximately $107,234 in the first six months of our 2014 financial year from approximately $23,950 in the comparable period of the previous year.  This is mainly attributed to enhanced R&D activities in resuming activities in the pursuit of our artificial oxygen carriers, in particular the filing of new patent applications and the preparatory works for the initial animal tests.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased $386,494 to approximately $338,644 in the half year ended December 31, 2013, from approximately $725,138 in the respective period of the previous year. In the second quarter of our 2013 financial year the company had issued a high amount of common stock for services which was not repeated in the course of the comparable period of this year.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $132 to approximately $232 in the half year from approximately $364.

OTHER INCOME AND EXPENSES - Other expenses contains an expense of $244,983 which relates to an investment of the company into its 25% owned joint venture, SastoMed GmbH, carried out in the course of the quarter ended December 31, 2013. This total investment of $242,216 was capitalized and then impaired in full as of December 31, 2013.  It was presented as an impairment of $244,983 due to exchange rate changes.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $570,032, or $(0.00) per common share, for the six months ended December 31, 2013, compared to $665,579, or $(0.00) per common share, during the comparable period in our 2013 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2013, net cash used in operating activities increased to approximately $337,419, from approximately $266,507 in the corresponding period of the previous year. The issuance of common stock for services had reduced the cash used in operating activities in the period ended December 31, 2012.

We had a working capital of approximately $383,275 at December 31, 2013, an increase of approximately $87,382 from June 30, 2013. A significant part of our current assets consists of receivables from related and unrelated parties while the company has no financial liabilities. At December 31, 2013, we had cash of approximately $143,259. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of December 31, 2013, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2013, the Company issued 200,000 shares of its common stock for services to an unrelated party at $0.13 per share. Additionally the Company sold 3,303,000 shares of its common stock for cash to several individuals at an average price of $0.10 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

During the three months ended December 31, 2013, the company issued 2,283,100 shares of its common stock for cash to nine individuals at an average price of $0.14 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificates representing the shares each contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2013 and the audited balance sheet as of June 30, 2013, the unaudited condensed consolidated Statements of Operations for the three month periods ended December 31, 2013 and 2012, and the unaudited condensed consolidated Statements of Cash Flows for the six-month periods ended December 31, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: February 13, 2014

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: February 13, 2014

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer