Form 10-Q
period 2014-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2014-05-15
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes  ☐          No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                   Yes  ☐           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  ☐          No  ☐

As of May 6, 2014, there were 140,367,956 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2014

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	13
Item 4.	Controls and Procedures........................................................................................................................	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .................................................................................................................................	14
Item 1A.	Risk Factors ...........................................................................................................................................	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	14
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	15
Item 5.	Other Information ..................................................................................................................................	15
Item 6.	Exhibits..................................................................................................................................................	15

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

Our unaudited condensed consolidated balance sheet as of March 31, 2014 and the audited balance sheet as of June 30, 2013, our unaudited condensed consolidated statements of operations for the three months periods ended March 31, 2014, and 2013, and our unaudited condensed consolidated statements of cash flows for the nine months period ended March 31, 2014, and 2013 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	31-Mar-14	30-Jun-13

CURRENT ASSETS

Cash	39,048	47,764
Prepaid expenses and other assets	38,256	43,046
Tax refunds receivable	22,156	18,572
Related party receivables	67,242	38,537
Note receivable, related party	41,254	39,022
Notes receivable	-	335,588

Total Current Assets	207,956	522,529

PROPERTY AND EQUIPMENT, Net	119	449

TOTAL ASSETS	208,075	522,978

CURRENT LIABILITIES

Accounts payable and accrued expenses	222,615	171,728
Related party payables	73,313	35,397
Note payable - related party	20,649	19,511

Total Current Liabilities	316,577	226,636

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 139,267,956 and 132,116,857 shares issued and
outstanding, respectively	31,260,802	30,315,527
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Stock subscription payable	0	-
Accumulated other comprehensive income	121,553	92,846
Accumulated deficit	(35,284,906)	(34,027,179)
Non-controlling interest	(487,994)	(366,895)

Total Stockholders' Equity (Deficit)	(108,502)	296,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	208,075	522,978

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

REVENUES	$29,438	$33,388	$89,741	$81,431

COST OF SALES	124	6,016	536	6,016
GROSS MARGIN	29,314	27,372	89,205	75,415

OPERATING EXPENSES
Research and development	32,744	5,786	139,978	29,736
Depreciation and amortization	118	203	350	567
General and administrative	736,748	160,798	1,075,392	885,936

Total Operating Expenses	769,610	166,787	1,215,720	916,239

OPERATING LOSS	(740,296)	(139,415)	(1,126,515)	(840,824)

OTHER INCOME (EXPENSE)
Other income	1	9,046	49	14,631
Loss on equity investment	-	-	(244,983)	-
Interest expense	(1,718)	(237)	(7,377)	(713)

Total Other Income (Expense)	(1,717)	8,809	(252,311)	13,918

Loss before income taxes and non-controlling interest	(742,013)	(130,606)	(1,378,826)	(826,906)

Provision for income taxes	-	-	-	-

NET LOSS	(742,013)	(130,606)	(1,378,826)	(826,906)

Less: Net loss attributable to non-controlling interest	(54,318)	(14,932)	(121,099)	(45,653)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(687,695)	$(115,674)	$(1,257,727)	$(781,253)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(10,344)	(46,365)	28,707	(10,678)

Total Other Comprehensive Income (Loss)	(10,344)	(46,365)	28,707	(10,678)

COMPREHENSIVE LOSS	$(752,357)	$(176,971)	$(1,350,119)	$(837,584)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	137,076,124	130,192,441	136,017,409	127,543,375

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,378,826)	$(826,906)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	350	602
Common stock issued for services	273,075	358,865
Loss on equity investment	244,983	-
Note receivable transferred for consulting services	348,743	-
Changes in operating assets and liabilities
Trade accounts receivable	1,042	-
Royalties receivable	(27,356)	-
Prepaid expenses and other current assets	(855)	(21,374)
Tax refunds receivable	5,383	-
Related party receivables	-	(57,509)
Accounts payable and accrued expenses	41,569	(46,519)
Related parties accounts payable	39,700	87,143

Net Cash Used in Operating Activities	(452,192)	(505,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity subsidiary	(240,546)	-
Issuance of notes receivable	-	(897,120)

Net Cash Used in Investing Activities	(240,546)	(897,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	672,200	1,266,209

Net Cash Provided by Financing Activities	672,200	1,266,209

EFFECTS OF EXCHANGE RATES	11,822	(24,308)

NET DECREASE IN CASH	(8,716)	(160,917)
CASH AT BEGINNING OF PERIOD	47,764	238,639

CASH AT END OF PERIOD	$39,048	$77,722

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Treasury stock received for note receivable	$-	$320,000

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and June 30, 2013

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine months periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2014 and June 30, 2013 and our unaudited consolidated statements of operations for the nine month periods ended March 31, 2014 and 2013, were calculated as follows:

as of March 31, 2014	USD 1 : EUR 0.7272
as of June 30, 2013	USD 1 : EUR 0.6949
July 1 through March 31, 2014	USD 1 : EUR 0.7398
July 1 through March 31, 2013	USD 1 : EUR 0.7572

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

March 31, 2014 and June 30, 2013

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $35,284,906 as of March 31, 2014. The Company incurred a net loss applicable to common stockholders of $1,257,727 during the nine months ended March 31, 2014 and used cash in operating activities of $452,192 during the nine months ended March 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At March 31, 2014, the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2014, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and June 30, 2013

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

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

NOTE 4 – NOTES RECEIVABLE, RELATED PARTIES

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,658. The note receivable accrues interest at 6 percent per annum, was due on August 31, 2012 and is secured by 138,899 shares of the Company’s common stock. The note receivable has been extended without a fixed due date. The note receivable is due one month from notice by the Company to the shareholder on intent to collect. Interest and principle have been received in several installments so that at March 31, 2014 the outstanding note receivable amounted to $41,254 of principal and interest.

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

During the nine months ended March 31, 2014, the Company issued 1,464,999 shares of its common stock for services to unrelated parties at an average price of $0.19 per share. Additionally the Company sold 5,686,100 shares of its common stock for cash to one entity and several individuals at an average price of $0.12 per share.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and June 30, 2013

(Unaudited)

NOTE 5 – CAPITAL STOCK (Continued)

On October 1, 2013 the Company entered into an obligation to invest another approximately $260,000 into its 25 percent owned joint venture, SastoMed GmbH. The total amount was reduced by outstanding interest payments due Sangui from SastoMed. The Company satisfied its obligation through a payment made on October 7, 2013 of $131,497 and a payment made on December 30, 2013 of $110,719. This total investment of $242,216 was capitalized and then impaired in full as of March 31, 2014.  It was presented as an impairment of $244,983 due to exchange rate changes.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2103, the Company issued 1,000,000 shares of its common stock for cash to one entity at a price of $0.12 per share. In addition, the company issued 100,000 shares of its common stock for services to an unrelated party at a price of 0.10 per share.

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

The necessary applications prerequisite for carrying out those animal tests were submitted to the respective Ethics Commission during the third quarter of our 2014 financial year. Subsequent to the period covered by this report the company initiated a series of in-vitro-tests aimed at the characterization of hemoglobin polymers.

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

Sales of this series have remained at a low level throughout the first nine months of our 2014 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

In the course of the first half of our 2014 financial year SastoMed GmbH accelerated the pace of its international expansion: Along with Germany, Granulox has become available in 15 and in the course of the next couple of months will become available in another six countries, promoted by contracts signed with a total of 13 distributors. According to information provided by SastoMed GmbH more distribution contracts are currently being negotiated.

FINANCIAL POSITION

Our current assets decreased approximately $314,573 from June 30, 2013 to approximately $207,956 at March 31, 2014.  This is mainly attributed to the write down of a loan extended to a non-related party. The cancellation of the loan by SanguiBioTech GmbH was compensated for by ceding the rights of global use of a comprehensive set of individual patient treatment data sheets to the company.

Our net property and equipment decreased approximately $330 from June 30, 2013 to approximately $119 at March 31, 2014.  The decrease is attributable to the depreciation for the period.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity decreased by $404,844 from $296,342 at June 30, 2013 to ($108,542) at March 31, 2014. The primary factor behind this was the net loss for the period increasing the accumulated deficit.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 and 2013:

REVENUES - Revenues during the three months ended March 31, 2014 amounted to $29,438. The decrease by $3,950 from the revenues in the comparable period of our 2013 financial year can be traced back to a decrease in royalties from the licensing agreement with SastoMed GmbH. Cost of sales in the second quarter of the 2014 financial year amounted to $124 compared to $6,016 the year before.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $26,598 to approximately $32,744 in the third quarter of our 2014 financial year from approximately $5,786 in the comparable period of the previous year.  This is mainly attributed to R&D expenses relating to activities in the pursuit of our artificial oxygen carriers, in particular the preparatory works for the initial animal tests.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased $575,950 to approximately $736,748 in the quarter ended March 31, 2014, from approximately $160,798 in the respective period of the previous year. This position includes the loss incurred from the write down of a loan extended to an unrelated party.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $85 to approximately $118 in the third quarter from approximately $203.

OTHER INCOME AND EXPENSES - Other income and expenses contains interest expenses for the quarter in the amount of $1,718. During the third quarter of our 2013 financial year the company incurred interest expenses of $237.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $687,695, or $(0.01) per common share, for the three months ended March 31, 2014, compared to $115,674, or $(0.00) per common share, during the comparable period in our 2013 financial year.

Nine months ended March 31, 2014 and 2013:

REVENUES - Revenues during the nine months ended March 31, 2014 amounted to $89,741, an increase of 10.2% over the revenues of $81,431 in the comparable period of our 2013 financial year.  Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Cost of sales in the first half of the 2014 financial year amounted to $536 compared to $6,016 the year before.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $110,242 to approximately $139,978 in the first nine months of our 2014 financial year from approximately $29,736 in the comparable period of the previous year.  This is mainly attributed to enhanced R&D activities in resuming activities in the pursuit of our artificial oxygen carriers, in particular the filing of new patent applications and the preparatory works for the initial animal tests.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased $189,456 to approximately $1,075,392 in the nine months period ended March 31, 2014, from approximately $885,936 in the respective period of the previous year. This position includes the loss incurred from the write down of a loan in the course of the third quarter of the current financial year.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $217 to approximately $350 in the half year from approximately $567.

OTHER INCOME AND EXPENSES - Other expenses contains an expense of $244,983 which relates to an investment of the company into its 25% owned joint venture, SastoMed GmbH, carried out in the course of the quarter ended December 31, 2013. This total investment of $242,216 was capitalized and then impaired in full as of March 31, 2014. It was presented as an impairment of $244,983 due to exchange rate changes.

.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $1,257,727, or $(0.01) per common share, for the nine months ended March 31, 2014, compared to $781,253, or $(0.01) per common share, during the comparable period in our 2013 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2014, net cash used in operating activities decreased to approximately $452,192, from approximately $505,698 in the corresponding period of the previous year.

We had a working capital deficit of approximately $108,621 at March 31, 2014, an decrease of approximately $404,514 from June 30, 2013. A significant part of our current assets consists of receivables from related and unrelated parties while the company has no financial liabilities. At March 31, 2014, we had cash of approximately $39,048. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of March 31, 2014, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of March 31, 2014, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2014, the company issued 1,264,999 shares of its common stock for services to four individuals at an average price of approximately $0.20 per share.  . No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificates representing the shares each contained a restricted legend.

During the three months ended March 31, 2014, the company issued 100,000 shares of its common stock for cash to one individual at an average price of approximately $0.14 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificates representing the shares each contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2014 and the audited balance sheet as of June 30, 2013, the unaudited condensed consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013, and the unaudited condensed consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: May 14, 2014

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: May 14, 2014

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer