Form 10-K
period 2014-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2014-09-25
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

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

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]. No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes[X]. No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $28,314,417.

The number of shares of the Registrant's common stock issued and outstanding on September 23, 2014 was 144,123,056.

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

To date, neither SGBI nor its subsidiary has had profitable operations. The Company has never been profitable, and through June 30, 2014, SGBI's accumulated deficit has exceeded $35.0 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations.

We have adopted the strategy to license our marketable products or such products that are close to market entry to industry partners. In the pursuit of this strategy we have established a joint venture company currently distributing the most promising product, a hemoglobin based wound spray technology, in several European countries and Mexico. In addition, we are entering the preclinical testing of hemoglobin based artificial oxygen carriers aiming at the remediation of ischemic conditions in human patients.

No assurance can be given that our program will be successful.

Business of the Company

Our mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products. We develop our products through our German subsidiary, Sangui GmbH.  Currently, we are seeking to market and sell our products through partnerships with industry partners worldwide.

Our focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in the case of chronic wounds.  We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. We also market a wound dressing that shows outstanding properties in the support of wound healing, which we call Chitoskin.

SanguiBioTech GmbH holds distribution rights for our Chitoskin wound pads for the European Union and various other countries. A European patent has been granted for the production and use of Chitoskin wound pads.

Our current key business focuses are: (a) selling our existing cosmetics and wound management products through distribution partners, or by way of direct sale, to end users; (b) identifying additional industrial and distribution partners for our patents, production techniques, and products; and, (c) obtaining the additional certifications on our products in development.

SanguiBioTech GmbH is ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) certified, and is subject to audits on a regular basis.

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

According to regulatory requirements, all drugs must complete preclinical and clinical trials before approval (Government Regulation; No Assurance of Product Approval, see Certain Business Risks below) and market launch. Our management believes that the European and United States FDA approval process will take at a minimum several years to complete.

During the fourth quarter of our 2013 financial year we filed a patent application aimed at significantly expanding the protection of our hemoglobin formulations. It will encompass a greater array of ischemic conditions of the human body, for instance in the case of severe dysfunctions of the lung.

During the first quarter of our 2014 financial year, we entered into an agreement with the Excellence Cluster Cardio-Pulmonary System (ECCPS), a German university research institution, aimed at carrying out a series of animal tests as part of our preparations to enter the preclinical testing of hemoglobin based artificial oxygen carriers targeting the remediation of ischemic conditions in human patients.

The necessary applications prerequisite for carrying out those animal tests were submitted to the respective Ethics Commission during the third quarter of our 2014 financial year. During the fourth quarter of our 2014 financial year we initiated a series of in-vitro-tests aimed at the characterization of hemoglobin polymers. Subsequent to the period covered by this report we obtained authority approval for ECCPS to proceed with the planned animal tests which will extend at least into the second quarter of our current financial year.

Our most promising potential product in the area of artificial oxygen carriers, the blood additive is still in an early development stage. In the pursuit of these projects we will need to obtain substantial additional capital to continue their development.

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

Sales of this series have remained at a low level throughout the 2014 fiscal year. It is our strategy to find industry partners ready to acquire or license this product range as a whole.

Chitoskin Wound Pads

Usually, normal (“primary”) wounds tend to heal over a couple of days without leaving scars following a certain sequence of phases. Burns and certain diseases impede the normal wound healing process, resulting in large, hardly healing (“secondary”) wounds which only close by growing new tissue from the bottom. Wound dressings serve to safeguard the wound with its highly sensitive new granulation tissue from mechanical damage as well as from infection. Using the natural polymer chitosan, our Chitoskin wound dressings show outstanding properties in supporting wound healing.

It is our strategy to find industry partners ready to acquire or license this product range as a whole.

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

In the course of the first half of our 2014 financial year SastoMed GmbH accelerated the pace of its international expansion: Along with Germany, Granulox has become available in 25 countries promoted by contracts signed with a total of 15 distributors. According to information provided by SastoMed GmbH more distribution contracts are currently being negotiated.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development, and all modifications and improvements thereto. As of June 30, 2014 SanguiBioTech GmbH had been granted 8 patents. Furthermore, it has applied for several additional patents, most of which have been filed in the United States of America (US), and as an international patent application with the European Patent Office (EP). Validation of EP patents includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

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

US 7,598,220	“Use of hyperpolymeric hemoglobin for treating a pulmonary edema” (patent granted, end of duration 2021)

DE 10 2013 014 651

“Zubereitungen zur verbesserten Gewebe-Oxygenierung durch peritoneale Beatmung” (patent pending) [i.e. "Formulations aimed at enhanced tissue oxygenation by peritoneal ventilation" (working translation for informational purposes only)]

Filing of international patent applications under preparation.

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

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $543,071 and $65,010 during the fiscal years ended June 30, 2014 and 2013, respectively.

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

Dependence on Major Customers

As of June 30, 2014 and June 30 2013, the majority of revenues and trade receivables were generated and due by SastoMed GmbH, as licensee of the global distribution rights of the Sangui developed wound spray technology.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2014 the Company, and our subsidiary, had one fulltime employee, who was not involved in research and development. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

ITEM 1A.  RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.

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

Risks Related to Our Business

Global economic crisis could result in decreases in customer spending

We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in demand.  In seeking market acceptance, we will encounter competition from many sources, including other well-established and dominant larger providers.  Many of these competitors have substantially greater financial, marketing and other resources than does Sangui. Our revenue could be materially adversely affected if we are unable to compete successfully with these other providers.  The current economic climate has resulted in a decrease in customer spending.

There is uncertainty relating to the ability of the Company to enforce its rights under agreements

Many of our agreements are with foreign entities and are governed by the laws of foreign jurisdictions.  If a partner breaches an agreement, then we will incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction.  We also may face practical difficulties in enforcing any of our rights in such jurisdictions.  We may not be able to enforce such rights or in the alternative may determine that it would be too costly to enforce such rights.

The Company may be subject to other third-party intellectual property rights claims

Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand third-party claims or rights against their use. Intellectual property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention.  If litigation is successfully brought by a third party against the Company in respect of intellectual property, we may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect our business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position.  An adverse determination could also prevent us from offering its products.  Any of these results could harm the Company’s business, financial condition and results of operations.

Licenses and Consents

The utilization or other exploitation of the products and services developed by our Company or its subsidiary may require us to obtain licenses or consents from the producers or other holders of patents, trademarks, copyrights or other similar rights (Intellectual Property). In the event we are unable, if so required, to obtain any necessary license or consent on terms which we consider to be reasonable, we may be required to cease developing, utilizing, or exploiting products or technologies affected by those Intellectual Property rights. In the event we are challenged by the holders of such Intellectual Property rights, there can be no assurance that we will have the financial or other resources to defend any resulting legal action, which could be significant.

Technological Factors

The market for our products and technology is characterized by rapidly changing technology, which could result in product obsolescence or short product life cycles. Similarly, the industry is characterized by continuous development and introduction of new products and technology to replace outdated products and technology. Accordingly, the ability of us to compete will be dependent upon the ability to provide new and innovative products and technology. There can be no assurance that competitors will not develop technologies or products that render the proposed products and technology obsolete or less marketable. We will be required to adapt to technological changes in the industry and develop products and technology to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and we do not have a source or commitment for any such funds and resources. Development efforts relating to the technological aspects of the various products and technologies to be developed are not substantially completed. Accordingly, we will continue to refine and improve those products and technologies. Continued refinement and improvement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. In addition, there can be no assurance that those products and technologies will prove to be sufficiently reliable or durable in wide spread commercial application. The products or technologies to be developed will be the result of significant efforts, which may result in errors that become apparent subsequent to widespread commercial utilization. In such event, we would be required to modify such products or technologies and continue with additional research and development, which could delay our plans and cause us to incur additional cost.

The Company is subject to foreign business, political and economic disruption risks

We contract with various entities around the world.  As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

• difficulties in managing relationships from abroad;

• political and economic instability;

• less developed infrastructures in some emerging economies and countries;

• susceptibility to business interruption in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes, and general interest rate and currency instability;

• exposure to possible litigation or claims in foreign jurisdictions; and,

• competition from foreign-based providers and the existence of protectionist laws and business practices that favor such providers.

Early stage of the Company and its products

We have generated limited revenue from operations, and may not generate any significant or sufficient revenue from its current operations to continue future operations.  A very limited number of products are currently in the marketplace.  However, to achieve profitable operations, either alone or with others, we must successfully initiate and maintain sales and distribution of our products.  The time frame necessary to achieve market success for any individual product is uncertain.  There can be no assurance that our efforts will be successful, or that any of the our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customer as well as distribution approval.

Our results can also be affected by the ability of competition to introduce new products that have advantages over our own, or the competition's ability to adjust its pricing to reduce any competitive advantage we may have.  Results will also be affected by strategic decisions made by the management regarding product volume, mix, and timing of orders received during operations.  See “Description of Business.”

Uncertainty of future profitability

We will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products.  While we believe that the additional advertising, marketing and distribution will further enhance our profitability, there can be no assurance our products will meet the expectations and effectiveness required to be competitive in the market place, and that we will enter into arrangements for commercialization, market our products successfully, or achieve customer acceptance.

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable us to conduct existing product research, manufacturing, marketing and distribution of our products and Intellectual Property.  We may need to raise additional capital to facilitate growth and support its long-term manufacturing, and marketing programs.  We have no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future.  Therefore, it is likely that we may need to seek additional financing through subsequent future public or private sales of its securities, including equity securities.  We may also seek funding for the manufacturing, and marketing of its products through strategic partnerships and other arrangements with corporate partners.  There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all.  Any such additional financing may result in significant dilution to existing stockholders.  If adequate funds are not available, we may be required to curtail one or more of our programs.  Our future cash requirements will be affected by the revenue generated from the sale of our products, the costs of production and marketing, as well as relationships with corporate partners, changes in the focus and direction of our programs, competitive and technological advances, and other factors.

Substantial Doubt that the Company Can Continue as a Going Concern

We expect to continue to incur significant capital expenses in pursuing our business plan to market our products and expand our product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for us to continue its operations at its existing levels, we will require significant additional funds over the next twelve months. Therefore, we are dependent on funds raised through equity or debt offerings.  Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. The ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we can not obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

Future Capital Needs and Uncertainty of Additional Funding

We believe that our cash position is insufficient to cover its financing requirements for the current fiscal year, and anticipate that substantial funds will be required in order to enact our development plans. We will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of its business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to our shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. We may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require us to relinquish rights or reduce its interests in certain of our technologies or product candidates. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. Moreover, if funds are not available from any sources, we may not be able to continue to operate.

Dependence on others; manufacturing capabilities and limited distribution capabilities

An important element of the our strategy for the marketing and release of its products is to enter into various arrangements with distribution and retail partners.  The success and commercialization of our products will be dependent, in part, upon our ability to enter into such arrangements and upon the ability of these third parties to perform their responsibilities.  Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within the control of the Company.  There can be no assurance that any such arrangements will be available on terms acceptable to us, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements.  If we are not able to enter into such arrangements, we could encounter delays in introducing our products into the market.  See “Business.”

We may be dependent on other manufacturers for the production and manufacturing of certain products.  In the event that we are unable to obtain or retain the necessary manufacturers products on acceptable terms, we may not be able to continue to commercialize and market our products as planned.  The manufacture of our products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by the Company in order to meet the specifications and other standards prescribed by us to satisfy the anticipated and appropriate levels of effectiveness when in use.  There can be no assurance that we will be able to i) obtain adequate supplies of its products in a timely fashion at acceptable quality and prices, ii) enter into arrangements for the manufacture of its products with manufacturers whose facilities and procedures comply with our GMP or other regulatory requirements, iii) or that manufacturers will continue to comply with such standards, or iv) that such manufacturers will be able to adequately supply us with our product needs.  Our dependence upon others for the manufacture of its proposed products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis.

In addition, we do not now have, nor does we have current plans to acquire or obtain, the facilities, or personnel necessary to conduct our own full-scale distribution of its products.  Consequently, we will have to rely on existing commercial distribution channels for the sale of our products.  There can be no assurance that we will be able to secure sufficient distribution of any of its products on acceptable terms.

Changes of prices for products

While the prices of our products are projected to be in line with those from market competitors, there can be no assurance that they will not decrease in the future.  Competition may cause us to lower prices in the future.  Moreover, it is difficult to raise prices even if internal costs increase.

Creditworthiness of distributors is an ongoing concern

We may not always be able to collect all of the funds owed to us by our distributors.  Some distributors may experience financial difficulties which may adversely impact our collection of accounts receivable.

C Corporation tax status

We are presently a C Corporation under the Internal Revenue Code of 1986.  All items of income and loss of the Company are taxed first at the corporate level and any dividends distributed to shareholders are taxed at the shareholder level as well.

Limited current sales and marketing capability

Though we have key personnel with experience in sales, marketing and distribution to market its products, we must either retain and hire the necessary personnel to distribute and market our products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop their own marketing and sales force with technical expertise and supporting distribution capability.  There can be no assurance that we will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market our products or be able to enter into collaborative or distribution arrangements or develop our own sales force, or that such sales and marketing efforts, including the efforts of the companies with which we have entered into collaborative agreements, will be successful.

We incur significant costs as a result of our operating as a public company and our management is required to devote substantial time to new compliance initiatives.

As a public company with substantial operations, we incur increased legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders is time-consuming and costly.

It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. We will need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but it may take time to implement them fully as a newly public company. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Dependence on Key Personnel

Our future success will depend on the service of our key scientific personnel and, additionally, our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in this industry and there can be no assurance that we will be able to attract and retain personnel necessary for the development of the business. Because of the intense competition, there can be no assurance that we will be successful in adding technical personnel if needed to satisfy our staffing requirements. Failure to attract and retain key personnel could have a material adverse effect on the Company.

The Company and its subsidiary are dependent on the efforts and abilities of their senior management. The loss of various members from management could have a material adverse effect on the business and our prospects. There can be no assurance that upon the departure of key personnel from our business, or that of our subsidiary, that a suitable replacement will be available.

Conflicts of Interest; Related Party Transactions

The possibility exists that we may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arm’s length, unless the Company is able to receive more favorable terms from a related party.

Market Acceptance

There can be no assurance that our products and technologies will achieve a significant degree of market acceptance, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient (or substitute products developed) to permit us to achieve or sustain market acceptance which could have a material adverse effect on the business, financial condition, and results of operations.

Government Regulation; No Assurance of Product Approval

The clinical testing, manufacture, promotion, and sale of biotechnology and pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the United States, principally the Federal Drug Administration (FDA), and corresponding state and foreign regulatory agencies prior to the introduction of those products. Management believes that many of the potential products will be regulated by the FDA, subject to the then current regulations of the FDA. Other federal and state statutes and regulations may govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, advertising, distribution and promotion of certain products developed. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, suspensions of regulatory approvals, product recalls, operating restrictions, re-labeling costs, delays in sales, cessation of manufacture of products, the imposition of civil or criminal sanctions, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, and corresponding agencies in other countries. Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of each product. Neither us nor our subsidiary can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted. Management has no experience in obtaining regulatory clearance on these types of products. The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources. Any delays or failure by us or our subsidiary to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of us to earn product or royalty revenue, and our results of operations, liquidity and capital resources.

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

Clinical trials and the marketing and manufacturing of products are subject to the rigorous testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance we will be able to obtain the necessary approvals to conduct clinical trials for the manufacturing and marketing of products, that all necessary clearances will be granted to us or one of our licensors for future products on a timely basis, or at all, or that FDA review or other actions will not involve delays adversely affecting the marketing and sale of the products. In addition, the testing and approval process with respect to certain new products which we may seek to introduce is likely to take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that pharmaceutical products currently in development will be cleared for marketing by the FDA. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on the business, financial condition or results of operations. Further, future government regulation could prevent or delay regulatory approval of the products.

There can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and effectiveness of the products. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals, and regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the products. If commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product, or even the removal of the product from the market, as well as possible civil or criminal sanctions. Failure to obtain marketing approval for any of our products under development on a timely basis, or FDA withdrawal of marketing approval once obtained, could have a material adverse effect on the business, financial condition and results of operations.

Any party that manufactures therapeutic or pharmaceutical products is required to adhere to applicable standards for manufacturing practices and to engage in extensive record keeping and reporting. Any of the manufacturing facilities are subject to periodic inspection by state and federal agencies, including the FDA and comparable agencies in foreign countries.

The effect of governmental regulation may be to delay the marketing of new products for a considerable period of time, to impose costly requirements on the activities or to provide a competitive advantage to other companies that compete with us. There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis, if at all or, if granted, that compliance with regulatory standards will be maintained. Adverse clinical results by our products could have a negative impact on the regulatory process and timing. A delay in obtaining, or failure to obtain, regulatory approvals could preclude or adversely affect the marketing of products and the liquidity and capital resources. The extent of potentially adverse governmental regulation that might result from future legislation or administrative action cannot be predicted.

Additionally, we will be subject to regulatory authorities in Germany and other countries governing clinical trials and product sales. Even if FDA approval is obtained, approval of a product by the comparable regulatory authorities of other countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country. There can be no assurance that any foreign regulatory agency will approve any product submitted for review.

We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with its research work. The extent and character of governmental regulation that might result from future legislation or administrative action cannot be accurately predicted.

Intense Competition

Competition in the biotechnology, pharmaceutical and cosmetic industries is intense and is expected to increase. In the field of medical and cosmetic products we, and our subsidiary, compete directly with the research departments of biotechnology and pharmaceutical companies, chemical companies and, possibly, joint collaborations between chemical companies and research and academic institutions. Management is aware that other companies and businesses have developed and are in the process of developing technologies and products, which may be competitive with the products and technologies developed and offered by us. Eventually, this might include the field of blood additives where there is no known direct competition at present. The biotechnology and pharmaceutical industries continue to undergo rapid change. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by us or which would render our technology and products obsolete. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively.

Uncertainties Associated With Patents and Proprietary Rights

Our success may depend in part on the ability to obtain patents for our technologies and products, if any, resulting from the application of such technologies, to defend patents once obtained and to maintain trade secrets, both in the United States and in foreign countries.

Our success will also depend on avoiding the infringement of patents issued to competitors. There can be no assurance that we will be able to obtain patent protection for products based upon the technology. Moreover, there can be no assurance that any patents issued will not be challenged, invalidated or circumvented or that the rights granted there under would provide competitive advantages to us. Litigation, which could result in substantial cost may be necessary to enforce the patent and license rights or to determine the scope and validity of our and others' proprietary rights.

Due to the length of time and expense associated with bringing new products through development and the length of time required for the governmental approval process, the biotechnology and pharmaceutical industries have traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The enforceability of patents issued to biotechnology and pharmaceutical firms can be highly uncertain. U.S. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. In addition, there can be no assurance that patents will be issued or, if issued, any such patents will afford us protection from infringing patents granted to others.

A number of biotechnology and pharmaceutical companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies. Such conflicts could also limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications.

Many of our competitors are, have, or are affiliated with companies having, substantially greater resources than us, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than us. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the ability of us to compete in the marketplace pending resolution of the disputed matters. Moreover, an adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or cease using the technology. In the event that third parties have or obtain rights to intellectual property or technology used or needed by us, there can be no assurance that any licenses would be available or would be available on terms reasonably acceptable to us.

We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we have taken steps to protect their unpatented trade secrets and technology, in part through the use of confidentiality agreements with their employees, consultants and certain of its contractors, there can be no assurance that: (i) these agreements will not be breached; (ii) we would have adequate remedies for any breach; or (iii) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

Risk of Product Liability; Potential Unavailability of Insurance

Our business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human pharmaceutical and therapeutic products. We do not currently have product liability insurance, and there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will be adequate to cover potential product liability claims or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the business, financial condition and results of operations.  We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of its technology or products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that we will avoid significant product liability exposure.

While we have taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed. A product liability claim could have a material adverse effect on the business, financial condition and results of operations.

Uncertainties Relating to Pricing and Third-Party Reimbursement

Our operating results may depend in part on the availability of adequate reimbursement for our products from third-party payers, such as government entities, private health insurers and managed care organizations. Third-party payers are increasingly seeking to negotiate the pricing of medical services and products. In some cases, third-party payers will pay or reimburse a user or supplier of a product for only a portion of the purchase price of the product.  In the case of the products, payment or reimbursement by third-party payers of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the products may not be of the type generally eligible for third-party reimbursement. If adequate reimbursement levels are not provided by government entities or other third-party payers for the products, the business, financial condition and results of operations would be materially adversely affected. A number of legislative and regulatory proposals aimed at changing the United States’ health care system have been proposed in recent years. While we cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the business, financial condition or results of operations.

Risk of Product Recall; Product Returns

Product recalls may be issued at our discretion, the FDA or other government agencies having regulatory authority for product sales and may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that product recalls will not occur in the future. Any product recall could materially adversely affect the business, financial condition or results of operations. There can be no assurance that future recalls or returns would not have a material adverse effect upon the business, financial condition and results of operations.

Risks of International Sales and Operations

Our results of operations are subject to fluctuations in the value of the Euro against the U.S. Dollar due to our German subsidiary. Although management will monitor exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the results of operations or financial condition. In the future, we could be required to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater risks in this regard.

Our products will be subject to numerous foreign government standards and regulations that are continually being amended. Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that our products will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for us to redesign its products to comply with such standards or regulations. The inability of us to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

Lack of Commercial Manufacturing and Marketing Experience

We have not yet manufactured products in commercial quantities. The Company and its manufacturing contractors and partners will be engaged in manufacturing pharmaceutical products which will be subject to stringent regulatory requirements. No assurance can be given that we, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. The Company and our subsidiary have no experience in the sales, marketing and distribution of products. There can be no assurance that we will be able to establish sales, marketing and distribution capabilities or make arrangements with collaborators, licensees or others to perform such activities or that such effort will be successful.

The manufacture of the products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA or similar regulatory bodies under the law of the respective countries. Moreover, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able to quickly replace its manufacturing capacity if one of our manufacturing contractors or partners were unable to use their manufacturing facilities as a result of a fire, natural disaster, equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's Good Manufacturing Practice (GMP) requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity to manufacture their products would have a material adverse effect on our business and results of operations.

We have entered and may enter into arrangements with contract manufacturing companies to expand its production capacities in order to satisfy requirements for its products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Further, contract manufacturers must also operate in compliance with the FDA's GMP requirements; failure to do so could result in, among other things, the disruption of product supplies.

Currently, we have our products manufactured by contract manufacturers in Germany and anticipates future production in Mexico. No assurance can be given, that these vendors will be willing or able to produce the products in the required quality or quantities or at prices which will enable us to sell the end products as requested by its customers.

Risks resulting from investing and financing activities

We may from time to time in the ordinary course of business carry out certain investing or financing transactions including extending loans to non-related third parties or the purchase of treasury stocks. Such transactions are subject to certain risks including but not limited to the inability of borrowers to redeem interest and principal of such loans, the inability of the company to capitalize on collaterals provided by the borrowers if any, or the devaluation of the treasury stock. In the event that one or more of these risks actually occur, the company may be confronted with the situation that it in turn may not be able to refinance its ongoing operations.

Hazardous Materials and Environmental Matters

Our research and development processes involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, generation, manufacturing, storage, handling, and disposal of such materials and certain waste products. Although we do not currently manufacture commercial quantities of its product candidates, we produce limited quantities of such products for our clinical trials or comparable testing and we may eventually intend to manufacture commercial quantities of our products. Although we have passed the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) audits, and obtained the respective certifications, and although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations.

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

Risks Related to Our Securities

Trading and limited market

At the present time, the Company’s common stock is traded on the OTCBB under the symbol OMTK.OB.  There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.  However, should such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future.  In addition, sales of significant amounts of Common Stock by the Company subsequent to this offering could have an adverse effect on the market price, if any, for the Company's securities.

No dividends

No cash dividends have been paid.  Payment of dividends on the Common Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon the Company's earnings, if any, its capital requirements, financial condition and other relevant factors.

Possible volatility of stock price

The market price of the Company’s securities is likely to be highly volatile.  Factors such as the market acceptance of the Company's products, success of distribution channels or its competitors, announcements of technological innovations or new commercial products by the Company or its competitors, developments in trademark, patent or other proprietary rights of the Company or its competitors, and fluctuations in the Company's operating results may have a significant effect on the market price of the Common Stock.  In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price, if a market develops, of the Common Stock.  See “Description of Capital Stock.”

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.  We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 on February 1, 2008, we were be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year ending December 31, 2011.  Furthermore, in the following year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.  We have not yet completed any assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Management believes that these reporting obligations will increase the Company’s annual legal and accounting costs by an estimated $25,000 and $30,000, respectively.

Penny stock regulations

If the Company's stock is below $5.00 per share, or the Company does not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, the Company's shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  Furthermore, if the price of the Company's stock is below $5.00, and does not meet the conditions set forth above, sales of the Company's stock in the secondary market will be subject to certain additional new rules promulgated by the SEC.  These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the sales person working for the broker-dealer.  These rules and regulations may affect the ability of broker-dealers to sell the Company's securities, thereby limiting the liquidity of the Company's securities.  They may also affect the ability of shareholders to resell their securities in the secondary market.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our common stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Although we have no commitments as of the date of this prospectus to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

ITEM 2.  PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense was approximately $67,417 and $63,836 during the years ended June 30, 2014 and 2013, respectively.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2014, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hanover stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2013
Quarter ended September 2013	$0.23	$0.10
Quarter ended December 2013	0.29	0.15
Quarter ended March 2014	0.22	0.12
Quarter ended June 2014	0.16	0.11

2013
Quarter ended September 2012	$0.55	$0.30
Quarter ended December 2012	0.45	0.28
Quarter ended March 2013	0.65	0.21
Quarter ended June 2013	0.98	0.05

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

Holders

 At June 30, 2014, the number of record holders of the Company's common stock was approximately 1,091.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2014, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

By the end of our 2013 financial year all shares available under the Plan had been issued.

Issuer Purchases of Equity Securities

The Company holds 1,184,742 shares of its common stock including 1,000,000 shares repurchase in 2013 as a partial redemption of a loan to a non-related party. The treasury stock is valued using the Treasury Stock Method at $339,387.

Recent Sales of Unregistered Securities

On August 27, 2013, the Company issued 200,000 restricted shares of its common stock for services valued at approx. $26,400 to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Also on August 27, 2013, the company issued 1,060,000 restricted shares of its common stock upon receipt of capital contributions of approx. $108,645 in cash to five individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On September 3, 2013, the company issued 1,872,600 restricted shares of its common stock upon receipt of capital contributions of approx. $176,939 in cash to seven individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On October 8, 2013, the company issued 805,200 restricted shares of its common stock upon receipt of a capital contribution of approx. $135,760 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On October 28, 2013, the company issued 160,000 restricted shares of its common stock upon receipt of a capital contribution of approx. $17,872 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On December 20, 2013, the company issued 1,688,600 restricted shares of its common stock upon receipt of capital contributions of approx. $219,331 in cash to eight individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On February 14, 2014, the company issued 100,000 restricted shares of its common stock upon receipt of a capital contribution of approx. $13,667 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Also, on February 14, 2014, the company issued 1,264,999 restricted shares of its common stock for services valued at approx. $246,675 to four individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On April 30, 2014, the Company issued 1,000,000 restricted shares of its common stock upon receipt of a capital contribution of approx. $96,832 in cash to one entity. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Also, on April 30, 2014, the company issued 100,000 restricted shares of its common stock for services valued at approx. $12,100 to one entity. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On May 15, 2014, the Company issued 1,000,000 restricted shares of its common stock upon receipt of a capital contribution of approx. $95,921 in cash to one entity. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Also, on May 15, 2014, the company issued 100,000 restricted shares of its common stock for services valued at approx. $15,000 to one entity. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On May 20, 2014, the company issued 571,500 restricted shares of its common stock upon receipt of a capital contribution of approx. $54,808 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On June 6, 2014, the company issued 17,900 restricted shares of its common stock for services valued at approx. $2,184 to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On June 11, 2014, the company issued 100,000 restricted shares of its common stock upon receipt of a capital contribution of approx. $9,483 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On June 14, 2014, the company issued 142,900 restricted shares of its common stock upon receipt of a capital contribution of approx. $13,657 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

Subsequent to the year ended June 30, 2014  the Company issued 1,650,000 shares of its common stock for cash to two (1) individuals at a stock price of approximately $0.07. In addition the company issued 172,800 shares of its common stock to one (1) individual and one (1) entity for services at a stock price of approximately $0.11 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2014 The following are our critical accounting policies:

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $543,071 and $65,010 during the fiscal years ended June 30, 2014 and 2012, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). There were no gains or losses resulting from foreign currency transactions as of June 30, 2014 and 2013.

The exchange rates used to calculate values and results for the years ended June 30, 2014 and 2013 were as follows (USD1):

	Year-end Rates	Average Period Rates
June 30, 2014	0.7325	0.7370
June 30, 2013	0.7688	0.7732

FINANCIAL POSITION

Our current assets decreased by $262,389, or 50.2%, from June 30, 2013 to $260,589 at June 30, 2014. The decrease is primarily attributable to a cancellation of notes receivables in the amount of $352,218 during the year ended June 30, 2014 as a payment for consulting services resulting in a corresponding increase in professional fees. The consulting fees related to the testing of our Granulox product in Mexico. We believe that the testing of our products in Mexico will result in additional market penetration of the wound spray product.

Our net property and equipment decreased $449 or 100%, from June 30, 2013 to $-0- at June 30, 2014. The decrease is attributable to depreciation expense on information technology equipment.

We funded our operations primarily through sales of unregistered securities. The Company’s stockholders’ equity decreased from $296,342 at June 30, 2013 to $7,276 as of June 30, 2014. The primary reason for the decrease was the Company's issuance of common stock totaling approximately $1.3 million offset by the net loss and non controlling interests of approximately $1.6 million.

REVENUES. Revenues increased 27% to $133,470 during the year ended June 30, 2013 from $105,487 during 2013. This increase is due primarily to the income from royalties due from sales of the wound spray product. We incurred Cost of Sales totaling $793 during the 2014 fiscal year, a 93% decrease from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses increased significantly to $543,071 during the year ended June 30, 2014 from $65,010 during the 2013 fiscal year. This increase is due to the fact that the Company expanded its R&D activities in preparing animal tests aimed at preclinical results for the internal use of its artificial oxygen carriers as well as to the purchase of a comprehensive set of clinical data.

OTHER OPERATING EXPENSES. Professional fees for 2014 increased to $650,640 from $304,021 in 2013 due to the transfer of $352,218 of notes receivable for consulting services discussed previously. However general and administrative expenses decreased by $712,893 primarily due to a one-time charge in 2013 for the value of shares issued to consultants, employees and business partners of the Company under the Long Term Incentive Plan. Overall Total Operating Expenses increased by $111,210 or 8.3%.

OTHER INCOME (EXPENSE). Other expense decreased by $765,303 from 2013 to a loss of $254,434 in 2014. The decreased loss was primarily attributable to the impairment of receivables from our joint venture in the amount of $1,040,583 as of June 30, 2013 as opposed to a loss on equity investment of $245,800 in 2014.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $1,428,764 or $0.01 per common share in 2014, as compared to $2,095,494 or $0.02 per common share in 2013.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2014, net cash used in operating activities decreased to $760,234 from $841,606 for the year ended June 30, 2013, primarily related to a decrease in impairment of related party receivable.

For the year ended June 30, 2014, net cash used in investing activities amounted to

$234,634 compared to $880,463 in 2013. This is primarily due to the extending of $910,510 in loans to related and unrelated third parties in 2013 and the investment of additional $240,260 in the Company’s subsidiary in 2014.

For the year ended June 30, 2014, net cash provided by financing activities decreased to an inflow of $924,060 from an inflow of $1,366,887 for the year ended June 30, 2013.  The decrease came about due to a reduction of shares issued for cash in 2014.

We had net working capital of $7,276 at June 30, 2014, compared to net working capital of $295,893 at June 30, 2013; the decrease is due to our issuing less common stock for cash during the year as well as to the transfer of notes receivable for consulting services as previously discussed.

The Company incurred a net loss applicable to common stockholders of $1,428,764 and used cash in operating activities of $760,234 for the year ended June 30, 2014. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While sales of our cosmetics products continued on a low level throughout our 2014 financial year, it is the core strategy of the Company to out license its technologies to industry partners. The current state of the sales efforts in particular with regard to the Granulox product distributed by our 25% joint venture SastoMed GmbH has induced management to believe that income from these agreements may be obtainable in the course of the 2014 fiscal year. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

June 30, 2014 and 2013

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm  F-3

Consolidated Balance Sheets  F-4

Consolidated Statements of Operations  F-5

Consolidated Statements of Stockholders’ Equity   F-6

Consolidated Statements of Cash Flows  F-7

Notes to Consolidated Financial Statements  F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (the Company) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses for the period from inception through June 30, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 23, 2013

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2014	2013
CURRENT ASSETS

Cash	$98,148	$47,764
Prepaid expenses and other assets	64,320	43,046
Tax refunds receivable	60,219	18,572
Accounts receivable	3,772	-
Related party receivables	-	38,537
Note receivable, related party	34,130	39,022
Notes receivable	-	335,588

Total Current Assets	260,589	522,529

PROPERTY AND EQUIPMENT, Net	-	449

TOTAL ASSETS	$260,589	$522,978

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$189,342	$171,728
Related party payables	63,971	35,397
Note payable - related party	-	19,511

Total Current Liabilities	253,313	226,636

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 142,300,256 and 132,116,857 shares
issued and 141,115,514 and 130,932,115 shares
outstanding, respectively	31,560,801	30,315,527
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Accumulated other comprehensive income	130,216	92,846
Accumulated deficit	(35,455,943)	(34,027,179)

Non-controlling interest	(509,841)	(366,895)

Total Stockholders' Equity	7,276	296,342
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260,589	$522,978

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended
	June 30,
	2014	2013

REVENUES	133,470	$105,487
COST OF SALES	793	10,692
GROSS MARGIN	132,677	94,795

OPERATING EXPENSES
Research and development	543,071	65,010
Depreciation and amortization	468	865
Professional fees	650,640	304,201
General and administrative	255,774	968,667
Total Operating Expenses	1,449,953	1,338,743

LOSS FROM OPERATIONS	(1,317,276)	(1,243,948)

OTHER INCOME (EXPENSE)
Loss on equity investment	(245,800)	-
Interest expense	(8,683)	(4,573)
Interest income	49	25,419
Impairment of related party receivable	-	(1,040,583)
Total Other Income (Expense)	(254,434)	(1,019,737)

Loss before income taxes and non-controlling interest	(1,571,710)	(2,263,685)
Provision for income taxes	-	-

NET LOSS	(1,571,710)	(2,263,685)

Less: Net loss attributable to non-controlling interest	(142,946)	(168,191)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,428,764)	$(2,095,494)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	37,370	194,899

Total Other Comprehensive Income (Loss)	37,370	194,899

COMPREHENSIVE LOSS	$(1,534,340)	$(2,068,786)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	137,031,429	128,549,355

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, June 30, 2012	125,605,957	$28,589,773	$4,621,430	$(19,387)	$(102,053)	$(198,704)	$(31,931,685)	$959,374

Common shares issued for
cash at $0.25 per share	5,391,800	1,366,887	-	-	-	-	-	1,366,887

Common shares issued for
services at $0.32 per share	819,100	265,567	-	-	-	-	-	265,567

Common shares issued for debt
settlement at $0.31 per share	300,000	93,300	-	-	-	-	-	93,300

Treasury stock issued for
extinguishment of notes receivable	-	-	-	(320,000)	-	-	-	(320,000)

Currency translation adjustment	-	-	-	-	194,899	-	-	194,899

Net loss for the year
ended June 30, 2013	-	-	-	-	-	(168,191)	(2,095,494)	(2,263,685)

Balance, June 30, 2013	132,116,857	30,315,527	4,621,430	(339,387)	92,846	(366,895)	(34,027,179)	296,342

Common shares issued for
services at $0.18 per share	1,682,899	302,359	-	-	-	-	-	302,359

Common shares issued for
cash at $0.11 per share	8,500,500	942,915	-	-	-	-	-	942,915

Currency translation adjustment	-	-	-	-	37,370	-	-	37,370

Net loss for the year
ended June 30, 2014	-	-	-	-	-	(142,946)	(1,428,764)	(1,571,710)

Balance, June 30, 2014	142,300,256	$31,560,801	$4,621,430	$(339,387)	$130,216	$(509,841)	$(35,455,943)	$7,276

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

	For the Year Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,571,710)	$(2,263,685)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	468	865
Common stock issued for services	302,359	265,565
Common stock issued for settlement of debt	-	93,300
Impairment of related party receivable	-	1,040,583
Loss on equity investment	242,943	-
Note receivable transferred for consulting services	352,218	-
Changes in operating assets and liabilities
Trade accounts receivable	(2,719)	(1,003)
Royalties receivable	-	(27,548)
Prepaid expenses and other current assets	2,346	(29,220)
Tax refunds receivable	(40,726)	26,296
Accounts payable and accrued expenses	(73,987)	24,747
Related parties accounts payable	28,574	28,494
Net Cash Used in Operating Activities	(760,234)	(841,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	6,826	30,047
Investment in equity subsidiary	(241,460)	-
Issuance of notes receivable	-	(910,510)
Net Cash Used in Investing Activities	(234,634)	(880,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable- related party	(18,865)	-
Common stock issued for cash	942,925	1,366,887
Net Cash Provided by Financing Activities	924,060	1,366,887

EFFECTS OF EXCHANGE RATES	121,192	164,307

NET INCREASE (DECREASE) IN CASH	50,384	(190,875)
CASH AT BEGINNING OF YEAR	47,764	238,639

CASH AT END OF YEAR	$98,148	$47,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,302	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Treasury stock received for note receivable	$-	$320,000

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

SanguiBioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body such as wound management products in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan (a natural polymer), artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) and cosmetics. The cosmetics products are currently being sold via the Company’s internet shop, yielding small revenues. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners in exchange for royalties. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and of preparing its market entry in several other European countries and Mexico. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25 percent share of all future profits of the joint venture.

Going Concern

The Company incurred a net loss applicable to common stockholders of $1,428,764 and used cash in operating activities of $760,234 for the year ended June 30, 2014. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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

June 30, 2014 and 2013

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

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2014 and 2013, the Company recognized a gain on translation adjustment in the amount of $48,081 and $194,899, respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2014 and 2013.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2014 and 2013, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2014	0.7325	0.7370
June 30, 2013	0.7688	0.7732

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2014 and 2013.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2014 and 2013 was $468 and $865, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2014 and 2013, management of the Company believes that no impairment has been indicated. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest nor do they generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established. For the years ended June 30, 2014 and 2013, the Company recognized bad debt expense in the amounts of $-0- and $-0-, respectively.

Notes Receivable

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

Specific reserves are estimated by management based on certain assumptions and variables, including the creditor’s financial condition, age of the creditor’s loans outstanding, and changes in payment histories. Loans receivable are written off against reserves when deemed uncollectible or taken immediately to bad debt expense if reserves during a year are exhausted.  Recoveries of loans receivable previously written off are recorded when received. The Company has recorded an allowance for doubtful accounts of $-0- and $928,777 as of June 30, 2014 and 2013, respectively.

The outstanding net loans receivable balance consists of principle and accrued interest balances. Loans are written off against the Company’s estimated allowance when collection of payment is determined to be improbable. During the year ended June 30, 2014 the Company transferred $352,218 of net notes receivable as compensation for consulting services.

The below table shows the original principle balance and accrued interest comprising the ending balance of the Company’s installment loans receivable.

	June 30,	June 30,
	2014	2013
Principal	$34,130	$1,285,120
Accrued interest	-	18,267
Impairment of loans receivable	-	(928,777)
Net notes receivable	$34,130	$374,610

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time.  As of June 30, 2014 and 2013, all inventory balances had been reserved against in full.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company adopted ASC 740 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2014 and 2013, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2014 and 2013.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $543,071 and $65,010 during the fiscal years ended June 30, 2014 and 2013, respectively.

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2014 and 2013, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2014 and 2013, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

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

The joint venture has realized significant losses since inception and as a result all such receivables from the joint venture have been impaired as of June 30, 2013. As such, the Company recorded allowances for loan losses of $928,777 and for milestone payments of $130,037 for the year ended June 30, 2013.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2014 and 2013:

	June 30,
	2014	2013

Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	311,371	311,371
Total property and equipment	1,237,886	1,237,886

Less accumulated depreciation and amortization	(1,237,886)	(1,237,437)

Total property and equipment, net	$-	$449

NOTE 4 – NOTES RECEIVABLE

During the years ended June 30, 2014 and 2013, the Company invested $-0- and $910,510, respectively into a various notes receivable. The notes receivable are unsecured and accrue interest at between zero and 6 percent per annum. During the year ended June 30, 2014 the Company transferred $352,218 of notes receivable as compensation for consulting services.

The components of notes receivable are summarized in the table below:

	June 30,	June 30,
	2013	2013
Note receivable, principal and interest, due from a joint venture related party, bearing interest at 4%, unsecured, due on December 31, 2013	$-	$464,389
Note receivable, principal and interest, due from a joint venture related party, bearing interest at 4%, unsecured, due on February 25, 2014	-	464,389
Note receivable, principal and interest, due from a shareholder, bearing interest at 6%, secured by 138,899 shares of the Company’s common stock, due on demand	34,130	39,022
Note receivable principal due from an unrelated third party, bearing interest at 0%, personally secured by a shareholder of the borrower, due on demand	-	335,588

Total	$34,130	$1,303,387

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2014 and 2013.

Related Party Loans Payable

As of June 30, 2014 and 2013, the Company had a note payable to an officer of the Company of $-0- and $19,511, respectively. The note payable was repaid in April 2014. The note payable was unsecured, accrued interest at 5 percent per annum and was payable at the Company’s option any time before but no later than April 7, 2014.

During the year ended June 30, 2013 the Company repaid in full a note payable to an officer of the Company of $7,110. The note payable was unsecured, accrued interest at 6 percent per annum.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable - Related Party (Continued)

The components of related party notes payable are summarized in the table below:

	June 30,	June 30,
	2014	2013
Note payable, principal and interest, from a Company officer, bearing interest at 5%, unsecured, April 7, 2014	$-	$19,511

Total	$-	$19,511

Note Receivable – Related Parties

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,658. The note receivable accrues interest at 6 percent per annum, was due on August 31, 2012 and is secured by 138,899 shares of the Company’s common stock. The note receivable has been extended without a fixed due date. The note receivable is due one month from notice by the Company to the shareholder on intent to collect. Interest and principle have been received in several installments so that at June 30, 2014 the outstanding note receivable amounted to $34,130 of principal and interest.

Joint Venture

The Company has entered into an agreement wherein the Company paid its joint venture partner, SastoMed GmbH, $7,760 per month through December 31, 2013 for research and development consulting.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2014 and 2013 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with no par value. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Issuances

During the year ended June 30, 2014, the Company issued 1,682,899 shares of common stock for services at an average of $0.18 per share for a total cost of $302,359.  In addition, the Company issued 8,500,500 shares of common stock for cash at an average of $0.11 per share, yielding total cash proceeds of $942,915 for the year.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2014 and 2013, and during the years ended June 30, 2014 and 2013, no options were issued or outstanding.

NOTE 7 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2014 and 2013 respectively, since the Company incurred net operating losses through June 30, 2014.

Income tax expense for the years ended June 30, 2014 and 2013 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	June 30,	June 30,
	2014	2013
Income tax benefit at U.S. federal statutory rates	$(542,044)	$(712,468)
Effect of:
Common stock issued for services	102,802	90,292
Impairment of related party receivables	82,601	353,798
Increase (decrease) in valuation allowance	356,641	268,378
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2013 and 2012 are presented below:

	June 30,	June 30,
	2014	2013
Deferred tax assets
Net operating losses	$11,481,792	$11,125,151
Less: valuation allowance	(11,481,792)	(11,125,151)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$-	$-

As of June 30, 2014, the Company had net operating loss carryforwards of approximately $12.1 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2014 and 2033. The foreign net operating loss carryforwards do not have an expiration period.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2010 through 2014 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2014 and 2013.

Leases

The Company leases office facilities from an unrelated third party at $6,518 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of $1,599 per month beginning June 2012 expiring June 2015.

Future minimum lease payments under the terms of the operating leases are as follows:

2015	$19,182
2016	-
2017	-
Thereafter	-
Total	$19,182

NOTE 9 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2014 and 2013. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2014 and 2013, respectively, the Company issued -0- and 750,000 shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued on June 30, 2014.

NOTE 10 – FOREIGN CURRENCY TRANSLATION

During the years ended June 30, 2014 and 2013, the Company has transacted the majority of its business activities in Germany, and the transactions have been primarily consummated in the Euro currency.  Due to the fact that the Company’s functional currency is the Euro and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to ASC 830 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities of the German subsidiary are translated from Euro into U.S. dollars at the exchange rate at the balance sheet date.

All equity items, other than retained earnings, are specifically identified where possible and exchange rates on transaction dates are implemented.  Profit and loss accounts are translated using an average rate for the period.  During the years ended June 30, 2014 and 2013, the Company recognized other comprehensive gains of $48,081 and $194,899, respectively.  Such other comprehensive income and losses had no effect on liquidity.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2014  the Company issued 1,650,000 shares of its common stock for cash to two (1) individuals at a stock price of approximately $0.07. In addition the company issued 172,800 shares of its common stock to one (1) individual and one (1) entity for services at a stock price of approximately $0.11 per share.  The shares issued for services were valued at the trading price of the common stock on the date the shares were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 11, 2011 the Board of Directors of the Company approved the engagement of the accounting firm of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its independent registered public accounting firm effective immediately and mandated Sadler Gibb to audit the financial statements of the company for its financial year ended June 30, 2010, as well as to review the quarterly reports for the quarters of this financial year. The engagement was renewed to audit the financial statements of the company for its financial years ended June 30, 2012, 2013 and 2014, as well as to review the quarterly reports for the quarters of the immediately subsequent financial years.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2014, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2014, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

The directors as of June 30, 2014 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	59	Non-Executive Director	Dec 18, 2008

Joachim Fleing, Ph.D.	61	CFO	Dec 13, 2003

Thomas Striepe	50	CEO	Feb 7, 2005

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

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2014, are set out below:

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2014, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)
Dr. Joachim Fleing (2) Chief Financial Officer	2014 2013	37,250 40,313	- -	- -	- -	37,250 40,313

Thomas Striepe Chief Executive Officer	2014 2013	0 0	- -	- -	- -	0 0

Hubertus Schmelz(3)	2014 2013	162,832 155,199	- -	- -	- -	162,832 155,199

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD using the average exchange rate of the period July 1 through June 30 for each year.

(2) Compensation resulting from the communications service agreement, and the remuneration agreement, respectively. See Item 13, below.

(3) Hubertus Schmelz serves as the Chief Executive Officer of the Company’s 90% owned subsidiary.

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

	Fees Earned
	or Paid	Stock	Option
Name	in Cash ($)	Awards ($)	Awards ($)	Total ($)
Thomas Striepe	$-	$-	$-	$-

Hubertus Schmelz	$162,832	$-	$-	$162,832

Joachim Fleing	$37,250	$-	$-	$37,250

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

2008 Amended and Restated Long-Term Equity Incentive Plan

On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. In its 2013 financial year the company issued an aggregate of 750,000 shares to one (1) individual pursuant to this plan. No shares under the plan were issued in the financial year ended June 30, 2014, as all shares available under the 2008 Long-Term Equity Incentive Plan had been issued by June 30, 2013.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 20143, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Feedback AG Neuer Wall 54 20354 Hamburg Germany	6,578,802	4.6%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	10,702,601	7.5%

Common Stock	SanderStrothmann GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	9,542,874	6.7%

Security Ownership of Management

The following table sets forth, as of June 30, 2014, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	1,350,000	0.9%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	10,702,601	7.5%

Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	1,744,193	1.2%

Common Stock	All Officers and Directors as a Group (3 persons)	13,035,294	9.7%

Percentages are calculated on the basis of 142,300,256 shares issued on June 30, 2014.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2013 and 2014 were Sadler, Gibb & Associates, LLC.

(a) Audit Fees. For the fiscal year ended 2013, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000.

(b) For the fiscal year ended 2014, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000

(c) Audit-Related Fees. For the fiscal year ended 2014 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(d) Tax Fees. For the fiscal years ended 2013 and 2014 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2013 and 2014.

(e) All Other Fees. None.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibits

3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Amended and Restated Articles of Incorporation of the Company(2)
3.4	Amended and Restated Bylaws of the Company(2)
21.1	Subsidiaries of the Company (3)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer	September 23, 2014
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer Principal Financial Officer	September 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	September 23, 2014

/s/ Joachim Fleing Joachim Fleing, Ph.D	Director	September 23, 2014

/s/ Hubertus Schmelz Hubertus Schmelz	Director	September 23, 2014