Form 10-Q
period 2014-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2014-11-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:September 30, 2014

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [  ]         No  [X]

                As of November 7, 2014, there were 144,223,056 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2014

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	11
Item 4.	Controls and Procedures ........................................................................................................................	11
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	12
Item 1A.	Risk Factors...........................................................................................................................................	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	12
Item 3.	Defaults Upon Senior Securities...........................................................................................................	12
Item 5.	Other Information..................................................................................................................................	12
Item 6.	Exhibits..................................................................................................................................................	12

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

Our unaudited condensed consolidated balance sheet as of September 30, 2014 and the audited balance sheet as of June 30, 2014 and our unaudited condensed consolidated statements of operations for the three month periods ended September 30, 2014, and 2013 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2014	2014
CURRENT ASSETS	(unaudited)

Cash	$59,996	$98,148
Prepaid expenses and other assets	33,714	64,320
Tax refunds receivable	36,432	60,219
Accounts receivable	89,397	3,772
Note receivable, related party	-	34,130

Total Current Assets	219,539	260,589

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$219,539	$260,589

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$215,815	$189,342
Related party payables	71,949	63,971

Total Current Liabilities	287,764	253,313

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 144,123,056 and 142,300,256 shares
issued and 142,938,314 and 141,115,514 shares
outstanding, respectively	31,692,586	31,560,801
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Accumulated other comprehensive income	131,884	130,216
Accumulated deficit	(35,650,111)	(35,455,943)
Total Sangui Biotech International, Inc.'s stockholders' deficit	456,402	517,117
Non-controlling interest	(524,627)	(509,841)

Total Stockholders' Equity (Deficit)	(68,225)	7,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$219,539	$260,589

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
REVENUES	$73,740	$26,527
COST OF SALES	240	204
GROSS MARGIN	73,500	26,323

OPERATING EXPENSES
Research and development	93,103	36,308
Depreciation and amortization	-	114
General and administrative	188,442	181,605
Total Operating Expenses	281,545	218,027

LOSS FROM OPERATIONS	(208,045)	(191,704)

OTHER INCOME (EXPENSE)
Interest expense	(909)	-

Total Other Income (Expense)	(909)	-

Loss before income taxes and non-controlling interest	208,954)	(191,704)
Provision for income taxes	-	-

NET LOSS	(208,954)	(191,704)

Less: Net loss attributable to non-controlling interest	(14,786)	(19,502)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(194,168)	$(172,202)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,668	30,593

Total Other Comprehensive Income (Loss)	1,668	30,593

COMPREHENSIVE LOSS	$(207,286)	$(161,111)

BASIC AND DILUTED LOSS PER SHARE-SANGUI SHAREHOLDERS	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	143,157,723	134,242,409

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,954)	$(191,704)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	116
Common stock issued for services	16,192	26,400
Changes in operating assets and liabilities
Trade accounts receivable	(90,748)	1,042
Royalties receivable	-	(9,636)
Prepaid expenses and other current assets	27,804	1,407
Tax refunds receivable	20,418	(1,244)
Accounts payable and accrued expenses	19,633	(18,636)
Related parties accounts payable	7,980	2,395

Net Cash Used in Operating Activities	(207,675)	(189,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	33,165	-

Net Cash Provided by Investing Activities	33,165	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	115,593	353,180

Net Cash Provided by Financing Activities	115,593	353,180

EFFECTS OF EXCHANGE RATES	20,765	16,745

NET INCREASE (DECREASE) IN CASH	(38,152)	180,065
CASH AT BEGINNING OF PERIOD	98,148	47,764

CASH AT END OF PERIOD	$59,996	$227,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$909	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three  months  ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2014 and June 30, 2014 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2014 and 2013, were calculated as follows:

As of September 30, 2014

0.7883

As of June 30, 2104

0.7325

Period average September 30, 2014

0.7882

Period average September 30, 2013

0.7551

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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $35,650,111 as of September 30, 2014. The Company incurred a net loss applicable to common stockholders of $194,168 during the three months ended September 30, 2014 and used cash in operating activities of $207,675 during the three months ended September30, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At September 30, 2014 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2014, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 4 – NOTES RECEIVABLE, RELATED PARTIES

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,658. The note receivable accrues interest at 6 percent per annum, was due on August 31, 2012 and is secured by 138,899 shares of the Company’s common stock. The note receivable has been extended without a fixed due date. During the 3 months ending September, 30, 2014, the note receivable is due one month from notice by the Company to the shareholder on intent to collect. Interest and principle have been received in several installments so that at September 30, 2014 the outstanding note receivable amounted to $-0- of principal and interest.

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

During the three months ended September 30, 2014, the Company issued 172,800 shares of its common stock for services to unrelated parties at an average price of $0.10 per share. Additionally the Company sold 1,650,000 shares of its common stock for cash to two individuals at an average price of $0.07 per share.

NOTE 6 – SUBSEQUENT EVENTS

On October 1, 2014 the Company issued 100,000 shares of its common stock for services valued at  €7,000.

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

Our current key business focuses are: (a) selling our existing cosmetics and wound management products by way of licensing through distribution partners, or by way of direct sale, to end users; (b) identifying additional industrial and distribution partners for our patents, production techniques, and products; and, (c) obtaining the additional certifications on our products in development.

Artificial Oxygen Carriers

We develop products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to those of native hemoglobin. These are (1) oxygen carrying blood additives, and (2) oxygen carrying blood volume substitutes.

During the first quarter of our 2014 financial year, the company entered into an agreement with a German university research institution aimed at carrying out a series of animal tests as part of its preparations to enter the preclinical testing of hemoglobin based artificial oxygen carriers targeting the remediation of ischemic conditions in human patients.

During the first quarter of our 2015 financial year, we begun together with Excellence Cluster Cardio-Pulmonary System (ECCPS) and TransMIT Gesellschaft für Technologietransfer mbH (TransMIT) to investigate therapeutic approaches to treating septic shock and acute respiratory distress syndrome (ARDS). The approach adopted here by Sangui, ECCPS and TransMIT presupposes that self-perpetuating septic shock, that has so far been highly resistant to treatment, can be interrupted by Sangui's artificial haemoglobin-based oxygen carrier, which would ultimately lower mortality rates. The preclinical trials commenced at ECCPS investigate the effect of various haemoglobin preparations on the oxygen supply of a number of organs in septic shock models and ARDS.

Also during the first quarter we were notified that the period for objection against European Patent EP 2550973, „Wound Spray“) elapsed without any objection being raised. The patent, therefore, has become effective and legally binding.

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

In December 2010, SanguiBioTech GmbH established SastoMed GmbH, a joint venture company with SanderStrothmann GmbH of Georgsmarienhütte, Germany. SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights. SastoMed GmbH started to distribute the product in Germany after having obtained the CE mark authorizing the distribution of the wound spray in the countries of the European Union in April 2013.

In August, 2013, Sangui BioTech GmbH and SastoMed GmbH cordially adjusted the existing sales strategy. In consideration of corresponding contributions the existing licensing contract was partially complemented resulting in the following conditions: As licensor SanguiBioTech GmbH is awarded a fixed licensing fee as a percentage of each and every external revenues incurred by SastoMed from sales of the Granulox product (based on SastoMed selling prices). The percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries. In addition and complementing this basic agreement the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed will have exceeded the total of €50,000,000.

Since December, 2013, international distribution outside Germany was initiated in collaboration with local partners in fifteen European and three Latin American countries.

FINANCIAL POSITION

Our current assets decreased approximately $41,050 from June 30, 2014 to $219,537 at September 30, 2014.  This is mainly attributed to decreases in notes receivables and cash.

Our net property and equipment had been depreciated to $-0- as of June 30, 2014. During the first quarter of our 2015 financial year no investments in this area were carried out.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Primarily due to the net loss for the quarter, our stockholders’ equity decreased by $75,501 from $7,276 at June 30, 2014 to a stockholders’ deficit of $68,225 at September 30, 2014.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 and 2013:

REVENUES - Revenues during the three months ended September 30, 2014 amounted to $73,740. In the comparable period of 2013 we had revenues of $26,527. Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Cost of sales in the third quarter of the 2014 financial year amounted to $240 compared to $204 in 2013. Our royalty revenues are increasing as the SastoMed GmbH realizes more sales of our licensed product.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $56,795 to $93,103 in the first quarter of our 2014 financial year from $36,308  in the comparable period of the previous year.  This is mainly attributed to enhanced R&D activities in preparing and carrying out the animal tests aimed at investigating new indications for our artificial oxygen carriers.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased by $6,837 to approximately $188,442  in the quarter ended September 30, 2014, from approximately $181,605 in the respective quarter of the previous year.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $114 to approximately $-0- in the quarter from approximately $114.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $194,168, or $(0.00) per common share, for the three months ended September 30, 2014, compared to $172,202, or $(0.00) per common share, during the comparable period in our 2014 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2014, net cash used in operating activities increased to approximately $207,675, from approximately $189,860 in the corresponding period of the previous year. The decrease is primarily due to to the net loss for the period. The increase in trade accounts receivable was offset by changes in prepaid expenses, tax refunds receivables, and accounts payable.

We had a working capital deficit of approximately $68,225 at September 30, 2014, a decrease in working capital of approximately $75,501 from June 30, 2014. A significant part of our current assets consists of receivables from related and unrelated parties while the company has no financial liabilities. At September 30, 2014, we had cash of approximately $59,996. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2014, the Company issued 172,800 shares of its common stock for services to unrelated parties at an average price of $0.09 per share. Additionally the Company sold 1,650,000 shares of its common stock for cash to two individuals at an average price of $0.07 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to September 30, 2014, on October 1, 2014, the company issued 100,000 shares of its common stock for services to one entity at a price of $0.07 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

 Item 5 - Other Information

                None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2014 and the audited balance sheet as of June 30, 2014, the unaudited condensed consolidated Statements of Operations for the three month periods ended September 30, 2014 and 2013, and the unaudited condensed consolidated Statements of Cash Flows for the three-month periods ended September 30, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 12, 2014                               /s/ Thomas Striepe

                                                                                By: Thomas Striepe

                                                                                Chief Executive Officer

Dated: November 12, 2014                               /s/ Joachim Fleing

                                                                                By: Joachim Fleing

                                                                                Chief Financial Officer