Form 10-Q
period 2014-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2015-02-12
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:December 31, 2014

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [  ]          No  [X]

                As of February 10, 2015, there were 147,103,056 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2014

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	13
Item 4.	Controls and Procedures........................................................................................................................	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	14
Item 1A.	Risk Factors...........................................................................................................................................	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	14
Item 3.	Defaults Upon Senior Securities...........................................................................................................	14
Item 5.	Other Information..................................................................................................................................	16
Item 6.	Exhibits..................................................................................................................................................	16

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

Our unaudited condensed consolidated balance sheet as of December 31, 2014 and the audited balance sheet as of June 30, 2014 and our unaudited condensed consolidated statements of operations for the three and six months periods ended December 31, 2014, and 2013 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2014	2014
CURRENT ASSETS	(unaudited)
Cash	$93,005	$98,148
Prepaid expenses and other assets	32,160	64,320
Tax refunds receivable	29,518	60,219
Accounts receivable	38,332	3,772
Note receivable, related party	-	34,130

Total Current Assets	193,015	260,589

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$193,015	$260,589

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$171,967	$189,342
Related party payables	85,266	63,971

Total Current Liabilities	257,233	253,313

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 147,003,056 and 142,300,256 shares
issued and 145,818,314 and 141,115,514 shares
outstanding, respectively	31,865,935	31,560,801
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Accumulated other comprehensive income	137,146	130,216
Accumulated deficit	(35,811,871)	(35,455,943)
Total Sangui Biotech International, Inc.'s stockholders' deficit	473,253	517,117
Non-controlling interest	(537,471)	(509,841)

Total Stockholders' Equity (Deficit)	(64,218)	7,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$193,015	$260,589

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

REVENUES	$31,166	$33,776	$104,906	$60,303
COST OF SALES	158	208	398	412
GROSS MARGIN	31,008	33,568	104,508	59,891

OPERATING EXPENSES
Research and development	41,874	70,926	134,977	107,234
Depreciation and amortization	-	118	-	232
General and administrative	162,836	157,039	351,278	338,644
Total Operating Expenses	204,710	228,083	486,255	446,110

LOSS FROM OPERATIONS	(173,702)	(194,515)	(381,747)	(386,219)

OTHER INCOME (EXPENSE)
Interest expense	(902)	(5,659)	(1,811)	(5,659)
Interest income	-	48	-	48
Loss on equity investment	-	(244,983)	-	(244,983)
Total Other Income (Expense)	(902)	(250,594)	(1,811)	(250,594)
Loss before income taxes and non-controlling interest	(174,604)	(445,109)	(383,558)	(636,813)
Provision for income taxes	-	-	-	-
NET LOSS	(174,604)	(445,109)	(383,558)	(636,813)
Less: Net loss attributable to non-controlling interest	(12,844)	(47,279)	(27,630)	(66,781)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(161,760)	$(397,830)	$(355,928)	$(570,032)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	5,263	8,458	6,930	39,051
Total Other Comprehensive Income (Loss)	25,128	8,458	6,930	39,051
COMPREHENSIVE LOSS	$(169,342)	$(436,651)	$(376,628)	$(597,762)

BASIC AND DILUTED LOSS PER SHARE-SANGUI SHAREHOLDERS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	144,803,490	136,330,014	143,975,360	134,714,941

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(383,558)	$(636,813)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	-	232
Common stock issued for services	24,192	26,400
Loss on equity investment	-	244,983
Changes in operating assets and liabilities
Trade accounts receivable	(37,055)	1,049
Royalties receivable	-	(8,525)
Prepaid expenses and other current assets	27,627	6,791
Tax refunds receivable	25,533	(647)
Related parties receivables	-	(338)
Accounts payable and accrued expenses	3,225	(55)
Related parties accounts payable	21,296	29,504

Net Cash Provided by (Used in) Operating Activities	(318,740)	(337,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	32,196	-
Investment in equity subsidiary	-	(242,216)

Net Cash Provided by (Used in) Investing Activities	32,196	(242,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	280,942	658,533

Net Cash Provided by Financing Activities	280,942	658,533

EFFECTS OF EXCHANGE RATES	460	16,597

NET INCREASE (DECREASE) IN CASH	(5,143)	95,495
CASH AT BEGINNING OF PERIOD	98,148	47,764

CASH AT END OF PERIOD	$93,005	$143,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,811	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six  months  ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2014 and June 30, 2014 and our unaudited consolidated statements of operations for the six month periods ended December 31, 2014 and 2013, were calculated as follows:

as of December 31, 2014

USD 1 : EUR 0.8227

as of June 30, 2014

USD 1 : EUR 0.7325

July 1 through December 31, 2014

USD 1 : EUR 0.7765

July 1 through December 31, 2013

USD 1 : EUR 0.7448

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $35,811,871 as of December 31, 2014. The Company incurred a net loss applicable to common stockholders of $355,928 during the six months ended December 31, 2014 and provided by cash in operating activities of $318,740 during the six months ended December 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At December 31, 2014 the Company had no cash equivalents.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2014, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 4 – NOTES RECEIVABLE, RELATED PARTIES

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,658. The note receivable accrues interest at 6 percent per annum, was due on August 31, 2012 and is secured by 138,899 shares of the Company’s common stock. The note receivable has been extended without a fixed due date. The note receivable is due one month from notice by the Company to the shareholder on intent to collect. Interest and principle have been received in several installments so that at December 31, 2014 the outstanding note receivable amounted to $-0- of principal and interest.

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

During the six months ended December 31, 2014, the Company issued 352,800 shares of its common stock for services to unrelated parties at an average price of $0.07 per share. Additionally the Company sold 4,350,000 shares of its common stock for cash to two  individuals at an average price of $0.06 per share.

NOTE 6 – SUBSEQUENT EVENTS

On January 16, 2015 the Company issued 100,000 shares of its common stock for services valued at $6,500.

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

During the second quarter the first phase of preclinical trials was concluded successfully. It could be demonstrated that applying an oxygen-carrying liquid (the hemoglobin hyperpolymer formulation SBT102) in the abdomen did significantly improve the oxygen supply to the intestines. The restoration of intestinal oxygenation will have an impact on tissue integrity and ultimately on patient survival.

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

Sales of this series have remained at a low level throughout the first and second quarter of our 2015 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

Since December 2013, international distribution outside Germany was initiated in collaboration with local partners in almost 40 countries in Europe and Latin American.

FINANCIAL POSITION

Our current assets decreased approximately $67,574 from June 30, 2014 to approximately $193,015 at December 31, 2014.  The decrease in notes receivables, tax refunds receivable and prepaid assets was only partly offset by an increase in accounts receivable.

Our net property and equipment had been depreciated to $-0- as of June 30, 2014. During the first quarter of our 2015 financial year no investments in this area were carried out.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Primarily due to the net loss for the quarter, our stockholders’ equity decreased by $73,494 from $7,276 at June 30, 2014 to a stockholders’ deficit of $64,218 at December 31, 2014.

RESULTS OF OPERATIONS

Three months ended December 31, 2014 and 2013:

REVENUES - Revenues during the three months ended December 31, 2014 amounted to $31,166. In the comparable period of 2014 we had revenues of $33,776. Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Cost of sales in the second quarter of the 2015 financial year amounted to $158 compared to $208 in the second quarter of FY 2014.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $29,052 to approximately $41,874 in the second quarter of our 2014 financial year from approximately $70,926 in the comparable period of the previous year. The changes in R&D expenses over the quarters are mainly due to the changing requirements of the different stages of the preclinical trials currently being carried out mainly at Giessen University.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased slightly by $5,797 to approximately $162,836 in the quarter ended December 31, 2014, from approximately $157,039 in the respective quarter of the previous year.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $118 to approximately $-0- in the quarter from approximately $118.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $161,763, or $(0.00) per common share, for the three months ended December 31, 2014, compared to $397,830, or $(0.00) per common share, during the comparable period in our 2014 financial year. During the second quarter of our 2014 financial year Other Operating Expenses included an impairment of an investment of the company into its 25% owned joint venture, SastoMed GmbH.

Six months ended December 31, 2014 and 2013:

REVENUES - Revenues during the six months ended December 31, 2014 amounted to $104,906. In the comparable period of the 2014 financial year we had revenues of $60,303. Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Cost of sales in the six month period amounted to $398 compared to $412 in 2014. Our royalty revenues are increasing as SastoMed GmbH realizes more sales of our licensed product.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $27,743 to approximately $134,977 in the six month period from approximately $107,234 in the comparable period of the previous year.  This is mainly attributed to enhanced R&D activities in preparing and carrying out the animal tests aimed at investigating new indications for our artificial oxygen carriers.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased by $12,634 to approximately $351,278 in the six months ended December 31, 2014, from approximately $338,644 in the respective period of the previous year.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $232 to approximately $-0- in the half year from approximately $232.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $355,928 , or $(0.00) per common share, for the six months ended December 31, 2014, compared to $570,032, or $(0.00) per common share, during the comparable period in our 2014 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2014 net cash used in operating activities was $318,740 and was primarily attributable to our net loss of $383,558 adjusted for the add back of $24,192 of common stock issued for services.  This is offset by net changes in operating assets and liabilities of $40,626 due to a decrease in trade accounts receivable of $37,055, an increase of $27,627 of prepaid expenses and other current assets, an increase tax refund receivable of $25,533, an increase of accounts payable and accrued expenses of $3,225 and an increase in related parties accounts payable of $21,296.  For the six months ended December 31, 2013 net cash used in operating activities was $337, 419.

We had a working capital deficit of approximately $64,218 at December 31, 2014, a decrease in working capital of approximately $71,494 from June 30, 2014. A significant part of our current assets consists of receivables from related and unrelated parties while the company has no financial liabilities. At December 31, 2014, we had cash of approximately $93,005. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by § 229.10(f)(1) and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

                As of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the six months ended December 31, 2014, the Company issued 352,800 shares of its common stock for services to unrelated parties at an average price of $0.07 per share. Additionally the Company sold 4,350,000 shares of its common stock for cash to two  individuals at an average price of $0.06 per share No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to December 31, 2014, on January 16, 2015 the Company issued 100,000 shares of its common stock for services valued at $6,500. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

                None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2014 and the audited balance sheet as of June 30, 2014, the unaudited condensed consolidated Statements of Operations for the three month periods ended December 31, 2014 and 2013, and the unaudited condensed consolidated Statements of Cash Flows for the three-month periods ended December 31, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: February 11, 2015                                 /s/ Thomas Striepe

                                                                                By: Thomas Striepe

                                                                                Chief Executive Officer

Dated: February 11, 2015                                 /s/ Joachim Fleing

                                                                                By: Joachim Fleing

                                                                                Chief Financial Officer