Form 10-Q/A
period 2014-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2015-03-03
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

Sangui Biotech International, Inc. (“the Company”) filed its Form 10-Q for the quarter ended December 31, 2014 (the “Original Filing”) with the Securities and Exchange Commission on February 12, 2015. The Original Filing reported in Part I, Item 4 - Controls and Procedures, that the Company’s disclosure controls and procedures were effective, when in fact, the Company’s disclosure controls and procedures were not effective for this period.

This Amendment to the Original Filing corrects this error. This correction changes Part I, Item 4 - Controls and Procedures to state that the Company does not believe its disclosure controls and procedures are effective as of the date of this report.

We are not amending any other part of the Original Filing. This Amendment speaks as of the date of the Original Filing.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q/A

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