Form 10-Q/A
period 2014-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2015-03-09
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A #2

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A #2

Sangui Biotech International, Inc. (“the Company”) filed its Form 10-Q for the quarter ended December 31, 2014 (the “Original Filing”) with the Securities and Exchange Commission on February 12, 2015. The Company then filed a Form 10-Q/A for the quarter ended December 31, 2014 (the “Amended Filing”) on March 3, 2015 to correct an error inPart I, Item 4 - Controls and Procedures which had stated that the Company’s disclosure controls and procedures were effective, when in fact, the Company’s disclosure controls and procedures were not effective for this period.  The Amended Filing was inadvertently filed without Exhibits 31.01, 31.02 and 32.01. This Form 10-Q/A #2 (the “Amendment #2”) is being made only to file those exhibits. We are not amending any other part of the Original Filing or the Amended Filing.  This Amendment speaks as of the date of the Original Filing.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q/A #2

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