Form 10-Q/A
period 2014-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2015-03-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A #3

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

i

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A #3

Sangui Biotech International, Inc. (“the Company”) filed its Form 10-Q for the quarter ended December 31,

2014 (the “Original Filing”) with the Securities and Exchange Commission on February 12, 2015. The Company

then filed a Form 10-Q/A for the quarter ended December 31, 2014 (the “Amended Filing”) on March 3, 2015 to

correct an error in Part I, Item 4 - Controls and Procedures which had stated that the Company’s disclosure controls and procedures were effective, when in fact, the Company’s disclosure controls and procedures were not effective for this period. The Amended Filing was inadvertently filed without Exhibits 31.01, 31.02 and 32.01. This Form 10-

Q/A #3 (the “Amendment #3”) is being made only to file those exhibits and to make current the date of the signatures on the filings.

We are not amending any other part of the Original Filing or the Amended Filing. This Amendment speaks as of the date of the Original Filing.

iii

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

iii

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

December 31, 2014 and June 30, 2014

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

December 31, 2014 and June 30, 2014

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

10

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2014 and June 30, 2014

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

During the first quarter of our 2015 financial year, we begun together with Excellence Cluster Cardio-Pulmonary System (ECCPS) and TransMIT Gesellschaft für Technologietransfer mbH (TransMIT) to investigate therapeutic approaches to treating septic shock and acute respiratory distress syndrome (ARDS). The approach adopted here by Sangui, ECCPS and TransMIT presupposes that self-perpetuating septic shock, that has so far been

9

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: March 13, 2015

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: March 13, 2015

/s/ Joachim Fleing

By: Joachim Fleing

Chief Financial Officer