Form 10-Q
period 2015-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2015-05-15
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:March 31, 2015

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes  [  ]         No  [X]

                As of May 12, 2015, there were147,603,056 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2015

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	14
Item 4.	Controls and Procedures........................................................................................................................	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	15
Item 1A.	Risk Factors...........................................................................................................................................	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	15
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	15
Item 5.	Other Information..................................................................................................................................	15
Item 6.	Exhibits..................................................................................................................................................	16

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

Our unaudited condensed consolidated balance sheet as of March 31, 2015 and the audited balance sheet as of June 30, 2014, our unaudited condensed consolidated statements of operations for the three months periods ended March 31, 2015, and 2014, and our unaudited condensed consolidated statements of cash flows for the nine months period ended March 31, 2015, and 2014 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2015	2014
	(unaudited)
CURRENT ASSETS

Cash	$107,798	$98,148
Prepaid expenses and other assets	24,398	64,320
Tax refunds receivable	28,957	60,219
Accounts receivable	17,918	3,772
Related party receivables	-	-
Note receivable, related party	-	34,130
Notes receivable	-	-

Total Current Assets	179,071	260,589

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$179,071	$260,589

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$190,988	$189,342
Related party payables	82,941	63,971
Note payable - related party	108,500	-

Total Current Liabilities	382,429	253,313

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 147,403,056 and 142,300,256 shares
issued and 146,218,314 and 141,115,514 shares
outstanding, respectively	31,889,105	31,560,801
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Accumulated other comprehensive income	170,366	130,216
Accumulated deficit	(35,993,225)	(35,455,943)
Total Sangui Biotech International, Inc.'s stockholders' deficit	348,289	517,117
Non-controlling interest	(551,647)	(509,841)

Total Stockholders' Equity (Deficit)	(203,358)	7,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$179,071	$260,589

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

REVENUES	$11,654	$29,438	$116,560	$89,741
COST OF SALES	91	124	489	536
GROSS MARGIN	11,563	29,314	116,071	89,205

OPERATING EXPENSES
Research and development	36,450	32,744	171,427	139,978
Depreciation and amortization	-	118	-	350
General and administrative	169,552	736,748	520,830	1,075,392
Total Operating Expenses	206,002	769,610	692,257	1,215,720

LOSS FROM OPERATIONS	(194,439)	(740,296)	(576,186)	(1,126,515)

OTHER INCOME (EXPENSE)

Interest expense	(1,127)	(1,718)	(2,938)	(7,377)
Interest income	36	1	36	49
Loss on equity investment	-	-	-	(244,983)

Total Other Income (Expense)	(1,091)	(1,717)	(2,902)	(252,311)

Loss before income taxes and non-controlling interest	(195,530)	(742,013)	(579,088)	(1,378,826)
Provision for income taxes	-	-	-	-

NET LOSS	(195,530)	(742,013)	(579,088)	(1,378,826)

Less: Net loss attributable to non-controlling interest	(14,176)	(54,318)	(41,806)	(121,099)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(181,354)	$(687,695)	$(537,282)	$(1,257,727)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	13,354	(10,344)	40,150	28,707

Total Other Comprehensive Income (Loss)	13,354	(10,344)	40,150	28,707

COMPREHENSIVE LOSS	$(182,176)	$(752,357)	$(538,938)	$(1,350,119)

BASIC AND DILUTED LOSS PER SHARE-SANGUI SHAREHOLDERS	$(0.00)	$(0.01)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	147,219,540	137,076,124	145,030,271	136,017,409

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(579,088)	$(1,378,826)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	-	350
Common stock issued for services	36,422	273,075
Loss on equity investment	-	244,983
Note receivable transferred for consulting services	-	348,743
Changes in operating assets and liabilities
Trade accounts receivable	(16,987)	1,042
Royalties receivable	-	(27,356)
Prepaid expenses and other current assets	32,044	(855)
Tax refunds receivable	21,522	5,383
Accounts payable and accrued expenses	41,559	41,569
Related parties accounts payable	18,971	39,700

Net Cash Used in Operating Activities	(445,557)	(452,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	30,883	-
Investment in equity subsidiary	-	(240,546)

Net Cash Provided by (Used in) Investing Activities	30,883	(240,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable- related party	108,500	-
Proceeds from Common stock issued	291,883	672,200

Net Cash Provided by Financing Activities	400,383	672,200

EFFECTS OF EXCHANGE RATES	23,941	11,822

NET INCREASE (DECREASE) IN CASH	9,650	(8,716)
CASH AT BEGINNING OF PERIOD	98,148	47,764

CASH AT END OF PERIOD	$107,798	$39,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,568	$-
Income Taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine  months  ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2015 and June 30, 2014 and our unaudited consolidated statements of operations for the nine month periods ended March 31, 2015 and 2014, were calculated as follows:

as of March 31, 2015	USD 1 : EUR 0.9217
as of June 30, 2014	USD 1 : EUR 0.7325
July 1 through March 31, 2015	USD 1 : EUR 0.8095
July 1 through March 31, 2014	USD 1 : EUR 0.7398

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $35,993,225 as of March 31, 2015. The Company incurred a net loss applicable to common stockholders of $537,282 during the nine months ended March 31, 2015 and used cash in operating activities of $445,557 during the nine months ended March 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2015, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 4 – NOTE PAYABLE, RELATED PARTIES

On March 6, 2015, the Company entered into a note payable with a shareholder for $108,500. The note payable accrues interest at 5 percent per annum, is due on March 31, 2015 and is unsecured.

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

During the nine months ended March 31, 2015, the Company issued 552,800 shares of its common stock for services to unrelated parties at an average price of $0.07 per share. Additionally the Company sold 4,550,000 shares of its common stock for cash to two individuals at an average price of $0.06 per share.

NOTE 6 – SUBSEQUENT EVENTS

On April 7, 2015, the Company issued 200,000 shares of its common stock for cash of  $10,774.

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

Our focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in the case of chronic wounds.  We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing, is distributed by SastoMed GmbH, a joint venture company in which we hold a share of 25%, as global licensee under the Granulox brand name.

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

During the fourth quarter of our 2014 financial year the company filed a patent application aimed at significantly expanding the protection of our hemoglobin formulations. It will encompass a greater array of ischemic conditions of the human body, for instance in the case of severe dysfunctions of the lung.

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

During the second quarter of our 2015 financial year the first phase of preclinical trials was concluded successfully. It could be demonstrated that applying an oxygen-carrying liquid (the hemoglobin hyperpolymer formulation SBT102) in the abdomen did significantly improve the oxygen supply to the intestines. The restoration of intestinal oxygenation will have an impact on tissue integrity and ultimately on patient survival.

During the third quarter of our 2015 financial year the preclinical trials were concluded successfully, the final results did fully confirm the interim results obtained in the second quarter.

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

Sales of this series have remained at a low level throughout the first nine months of our 2015 fiscal year. It is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

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

Since December 2013 international distribution outside Germany was initiated in collaboration with local partners in more than 40 countries in Europe and Latin American.

It has to be noted, however, that Granulox sales by our distribution joint venture SastoMed GmbH have become more volatile in the course of our 2015 financial year with a strong first quarter being followed by two weak quarters. We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

FINANCIAL POSITION

Our current assets decreased approximately $81,518 from June 30, 2014 to $179,071 at March 31, 2015.  This is mainly attributed to a reduction in tax receivables, prepaid expenses and the redemption of a note receivable. The decrease in these positions was partly offset by an increase in cash and accounts receivable.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity decreased by $210,634 from $7,276 at June 30, 2014 to ($203,358) at March 31, 2015. The primary factor behind this was the net loss for the period increasing the accumulated deficit.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 and 2014:

REVENUES - Revenues during the three months ended March 31, 2015 amounted to $11,654. The decrease by $17,784 from the revenues in the comparable period of our 2014 financial year can be traced back to a decrease in royalties from the licensing agreement with SastoMed GmbH. Cost of sales in the second quarter of the 2015 financial year amounted to $91 compared to $124 the year before.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $3,706 to approximately $36,450 in the third quarter of our 2015 financial year from approximately $32,744 in the comparable period of the previous year.  This is mainly attributed to R&D expenses relating to activities in the pursuit of our artificial oxygen carriers, in particular related to the preclinical tests of our hemoglobin hyperpolymers.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased $567,196 to approximately $169,552 in the quarter ended March 31, 2015, from approximately $736,748 in the respective period of the previous year. In 2014, this position included the loss incurred from the write down of a loan extended to an unrelated party.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $118 to approximately $-0- in the quarter from approximately $118.

OTHER INCOME AND EXPENSES - Other income and expenses contains interest expenses for the quarter in the amount of $1,127. During the third quarter of our 2014 financial year the company incurred interest expenses of $1,718.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $181,354, or $(0.00) per common share, for the three months ended March 31, 2015, compared to $687,695, or $(0.01) per common share, during the comparable period in our 2014 financial year.

Nine months ended March 31, 2015 and 2014:

REVENUES - Revenues during the nine months ended March 31, 2015 amounted to $116,560, an increase of 29.9% over the revenues of $89,741 in the comparable period of our 2014 financial year.  Revenues as of the period covered by this report include accrued receivables from the licensing agreement with SastoMed GmbH. Cost of sales in the first nine months of the 2015 financial year amounted to $489 compared to $536 the year before.

RESEARCH AND DEVELOPMENT - Research and development expenses increased $31,499 to $171,427 in the first nine months of our 2015 financial year from $139,978 in the comparable period of the previous year.  This is mainly attributed to enhanced R&D activities in particular related to the preclinical tests of our hemoglobin hyperpolymers.

GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased $554,562 to $520,830 in the nine months period ended March 31, 2015, from $1,075,392 in the respective period of the previous year. In 2014, this position included the loss incurred from the write down of a loan extended to an unrelated party.

DEPRECIATION AND AMORTIZATION - Depreciation decreased $350 to $-0- in the none months from approximately $350.

OTHER INCOME AND EXPENSES - Other expenses decreased to $2,902 from $252,311 in the first nine months of the 2014 financial year. In the previous year, other expenses contained an expense of $244,983 which relates to an investment of the company into its 25% owned joint venture, SastoMed GmbH, which had been impaired in full as of March 31, 2014.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $537,282, or $(0.00) per common share, for the nine months ended March 31, 2015, compared to $1,257,727, or $(0.01) per common share, during the comparable period in our 2014 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2015, net cash used in operating activities decreased to $445,557, from $452,192in the corresponding period of the previous year.

                We had a working capital deficit of $203,358 at March 31, 2015, a decrease of $196,082 from June 30, 2014, largely due to the note payable – related party entered into during the nine month period. At March 31, 2015, we had cash of approximately $107,798. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the six months ended December 31, 2014, the Company issued 352,800 shares of its common stock for services to unrelated parties at an average price of $0.07 per share. Additionally the Company sold 4,350,000 shares of its common stock for cash at an average price of $0.06 per share No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

During the three months ended March 31, 2015, the Company issued 200,000 shares of its common stock for services valued at $12,230, and 200,000 shares of its common stock for cash at an average price of $0.055 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

After the period covered by this report, in April, 2015 the company issued 200,000 shares of its common stock for cash to one individual at an average price of $0.05. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

                None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2015 and the audited balance sheet as of June 30, 2014, the unaudited condensed consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014, and the unaudited condensed consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2015 and 2014, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

2.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: May 15, 2015                                         /s/ Thomas Striepe

                                                                                By: Thomas Striepe

                                                                                Chief Executive Officer

Dated: May 15, 2015                                         /s/ Joachim Fleing

                                                                                By: Joachim Fleing

                                                                                Chief Financial Officer