Form 10-K
period 2015-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2015-09-29
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]. No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[X]. No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]FASDF[	Accelerated filer	[ ].
Non-accelerated filer	[ ]	Smaller reporting company	[X]..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,938,682.

The number of shares of the Registrant's common stock issued and outstanding on September 23, 2015 was 149,311,389.

CAUTIONARY STATEMENT

Some of the statements contained in this Form 10-K for Sangui Biotech International, Inc. (the “Company” or “SGBI”) discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

To date, neither SGBI nor its subsidiary has had profitable operations. The Company has never been profitable, and through June 30, 2015, SGBI's accumulated deficit has exceeded $36.1 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations.

We have adopted the strategy to license our marketable products or such products that are close to market entry to industry partners. In the pursuit of this strategy we have established a joint venture company currently distributing the most promising product, a hemoglobin based wound spray technology, in several European and Latin American countries. In addition, we are entering the preclinical testing of hemoglobin based artificial oxygen carriers aiming at the remediation of ischemic conditions in human patients.

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

In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing is distributed by SastoMed GmbH, a joint venture company in which we hold a share of 25%, as global licensee under the Granulox brand name.

We also market a wound dressing that shows outstanding properties in the support of wound healing, which we call Chitoskin. SanguiBioTech GmbH holds distribution rights for these Chitoskin wound pads for the European Union and various other countries. A European patent has been granted for the production and use of Chitoskin wound pads.

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

During the first quarter of our 2015 financial year, we began together with Excellence Cluster Cardio-Pulmonary System (ECCPS) and TransMIT Gesellschaft für Technologietransfer mbH (TransMIT) to investigate therapeutic approaches to treating septic shock and acute respiratory distress syndrome (ARDS). The approach adopted here by Sangui, ECCPS and TransMIT presupposes that self-perpetuating septic shock, that has so far been highly resistant to treatment, can be interrupted by Sangui's artificial haemoglobin-based oxygen carrier, which would ultimately lower mortality rates. The preclinical trials commenced at ECCPS investigate the effect of various haemoglobin preparations on the oxygen supply of a number of organs in septic shock models and ARDS.

Also during the first quarter we were notified that the period for objection against European Patent EP 2550973, (“Wound Spray”) elapsed without any objection being raised. The patent, therefore, has become effective and legally binding.

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

Sales of this series remained at a low level throughout the 2015 fiscal year. After the end of the 2015 fiscal year we decided to discontinue our operations in this particular segment and to abandon the patent protection for this range of products.

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

In May, 2013, the Company declared in the course of the filing of its nine month report on form 10-QSB that  according to information provided by SastoMed GmbH  it now expects the Granulox market entry phase to last longer than initially expected. No assurance can be given that based on royalty revenues the Company may reach break-even in the course of its current financial year.

Since December 2013, international distribution outside Germany was initiated in collaboration with local partners in more than 40 countries in Europe and Latin American.

It has to be noted, however, that Granulox sales by our distribution joint venture SastoMed GmbH have become more volatile in the course of our 2015 financial year with a strong first quarter being followed by three disappointingly weak quarters. We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development, and all the most important modifications and improvements thereto. As of June 30, 2015 SanguiBioTech GmbH had been granted patents from 8 patent families, furthermore, it has applied for additional patents. Most of the patents have been filed in the United States of America (US), and as international patent applications with the European Patent Office (EP). Validation of EP patents in all cases includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

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

US 7,598,220	“Use of hyperpolymeric hemoglobin for treating a pulmonary edema” (patent granted, end of duration 2021)

DE 10 2013 014 651 PCT EP2014 068 185 US SN 14 569,846	“Compositions for Improved Tissue Oxygenation by Peritoneal Ventilation” (patents pending)

2. Wound Management

EP 1 485 120

“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents, for externally treating open, in particular chronic wounds” (patent granted, end of duration 2022)

EP 1 696 971	“Therapeutically active wound dressings, production thereof, and use of the same” (patent granted, end of duration 2023)

3. Cosmetics

EP 1 513 492

“Microemulsions having a binary phase differentiability and active substance differentiability, the production thereof and their use, particularly for the topical supply of oxygen” (patent granted, end of duration 2022)

After the end of the 2015 fiscal year we decided to discontinue our operations in the field of cosmetics and to abandon the patent protection for this range of products.

Manufacturing, Marketing and Distribution

Manufacturing, marketing and distribution are not core competencies of the company. It is our strategy, therefore to outsource such business processes to external partners. In selecting and mandating them special attention is being paid to their experience, reputation and standing including the required quality management systems and certifications.

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $204,987 and $543,071 during the fiscal years ended June 30, 2015 and 2014, respectively.

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

Dependence on Major Customers

As of June 30, 2015 and June 30 2014, the majority of revenues and trade receivables were generated and due by SastoMed GmbH as licensee of the global distribution rights of the Sangui developed wound spray technology.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2015 the Company, and our subsidiary, had one fulltime employee, who was not involved in research and development. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

Early stage of the Company and its products

We have generated limited revenue from operations, and may not generate any significant or sufficient revenue from its current operations to continue future operations. A very limited number of products are currently in the marketplace. However, to achieve profitable operations, either alone or with others, we must successfully initiate and maintain sales and distribution of our products. The time frame necessary to achieve market success for any individual product is uncertain. There can be no assurance that our efforts will be successful, or that any of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customer as well as distribution approval.

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

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable us to conduct existing product research, manufacturing, marketing and distribution of our products and Intellectual Property. We may need to raise additional capital to facilitate growth and support its longterm manufacturing, and marketing programs. We have no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that we may need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. We may also seek funding for the manufacturing, and marketing of its products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail one or more of our programs. Our future cash requirements will be affected by the revenue generated from the sale of our products, the costs of production and marketing, as well as relationships with corporate partners, changes in the focus and direction of our programs, competitive and technological advances, and other factors.

Substantial Doubt that the Company Can Continue as a Going Concern

We expect to continue to incur significant capital expenses in pursuing our business plan to market our products and expand our product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for us to continue its operations at its existing levels, we will require significant additional funds over the next twelve months. Therefore, we are dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. The ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we cannot obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

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

Dependence on others; manufacturing capabilities and limited distribution capabilities

An important element of our strategy for the marketing and release of its products is to enter into various arrangements with distribution and retail partners. The success and commercialization of our products will be dependent, in part, upon our ability to enter into such arrangements and upon the ability of these third parties to perform their responsibilities. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within the control of the Company. There can be no assurance that any such arrangements will be available on terms acceptable to us, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements. If we are not able to enter into such arrangements, we could encounter delays in introducing our products into the market. See “Business.”

We may be dependent on other manufacturers for the production and manufacturing of certain products. In the event that we are unable to obtain or retain the necessary manufacturer’s products on acceptable terms, we may not be able to continue to commercialize and market our products as planned. The manufacture of our products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by the Company in order to meet the specifications and other standards prescribed by us to satisfy the anticipated and appropriate levels of effectiveness when in use. There can be no assurance that we will be able to i) obtain adequate supplies of its products in a timely fashion at acceptable quality and prices, ii) enter into arrangements for the manufacture of its products with manufacturers whose facilities and procedures comply with our GMP or other regulatory requirements, iii) or that manufacturers will continue to comply with such standards, or iv) that such manufacturers will be able to adequately supply us with our product needs. Our dependence upon others for the manufacture of its proposed products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis.

In addition, we do not now have, nor do we have current plans to acquire or obtain, the facilities, or personnel necessary to conduct our own full-scale distribution of its products. Consequently, we will have to rely on existing commercial distribution channels for the sale of our products. There can be no assurance that we will be able to secure sufficient distribution of any of its products on acceptable terms.

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

The manufacture of the products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA or similar regulatory bodies under the law of the respective countries. Moreover, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able to quickly replace its manufacturing capacity if one of our manufacturing contractors or partners were unable to use their manufacturing facilities as a result of a fire, natural disaster, equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's Good Manufacturing Practice (“GMP”) requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity to manufacture their products would have a material adverse effect on our business and results of operations.

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

Risks Related to Our Securities

Trading and limited market

At the present time, the Company’s common stock is traded on the OTCQB under the symbol SGBI. There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained. However, should such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities. In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided. Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future. In addition, sales of significant amounts of Common Stock by the Company subsequent to this offering could have an adverse effect on the market price, if any, for the Company's securities.

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

Penny stock regulations

If the Company's stock is below $5.00 per share, or the Company does not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, the Company's shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on brokerdealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the brokerdealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, if the price of the Company's stock is below $5.00, and does not meet the conditions set forth above, sales of the Company's stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the brokerdealer and disclosure of the sales person working for the brokerdealer. These rules and regulations may affect the ability of brokerdealers to sell the Company's securities, thereby limiting the liquidity of the Company's securities. They may also affect the ability of shareholders to resell their securities in the secondary market.

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

ITEM 2.

PROPERTIES

The Company leases its office and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs-und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense was approximately $66,186 and $67,417 during the years ended June 30, 2015 and 2014, respectively.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2015, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hanover stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2015	$	$
Quarter ended September 2014	0.14	0.05
Quarter ended December 2014	0.15	0.03
Quarter ended March 2015	0.08	0.03
Quarter ended June 2015	0.11	0.05
2014	$	$
Quarter ended September 2013	0.23	0.10
Quarter ended December 2013	0.29	0.15
Quarter ended March 2014	0.22	0.12
Quarter ended June 2014	0.16	0.11

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

Holders

 At June 30, 2015, the number of record holders of the Company's common stock was approximately 1,085.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2015, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Issuer Purchases of Equity Securities

The Company holds 1,184,742 shares of its common stock including 1,000,000 shares repurchased in 2013 as a partial redemption of a loan to a non-related party. The treasury stock is valued using the Treasury Stock Method at $339,387.

Recent Sales of Unregistered Securities

On April 7, 2015, the Company issued 400,000 restricted shares of its common stock upon receipt of a capital contribution of approx. $21,713 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On May 12, 2015, the company issued 200,000 restricted shares of its common stock for services valued at approximately $16,000 to one entity. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On June 12, 2015, the Company issued 300,000 restricted shares of its common stock upon receipt of capital contributions of approx. $16,848 in cash to two individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

Subsequent to the year ended June 30, 2015, the Company issued 1,000,000 shares of its common stock for cash to one (1) individual at a stock price of approximately $0.04. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2015. The following are our critical accounting policies:

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

The majority of the Company’s sales of cosmetics products are generated via online orders, with credit card payment. The Company recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return. As warranted the Company accrues an estimated amount for sales returns and allowances at the time of sale based on its ability to estimate sales returns and allowances using historical information. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $204,987 and $543,071 during the fiscal years ended June 30, 2015 and 2014, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). There were no gains or losses resulting from foreign currency transactions as of June 30, 2015 and 2014.

The exchange rates used to calculate values and results for the years ended June 30, 2015 and 2014 were as follows (USD1):

	Year-end Rates	Average Period Rates
June 30, 2015	0.9014	0.8312
June 30, 2014	0.7325	0.7370

FINANCIAL POSITION

Our current assets decreased by $188,490, or 72.3%, from June 30, 2014 to $72,099 at June 30, 2015. The decrease is primarily attributable to a decrease in cash and receivables.

Our net property and equipment $-0- on June 30, 2015 as compared to $-0- at June 30, 2014. There were no investments in net property and equipment during the 2015 fiscal year.

Our other assets increased $50,000 on June 30, 2015 as compared to $-0- at June 30, 2014.  The increase is attributable to deferred finance costs related to the issuance of a $50,000 note payable in connection to the equity purchase agreement.

We funded our operations primarily through sales of unregistered securities. The Company’s stockholders’ equity decreased from $7,276 at June 30, 2014 to a stockholders' deficit of $339,834 as of June 30, 2015. The primary reason for the decrease was the Company's issuance of common stock totaling approximately $0.4 million offset by the net loss and non-controlling interests of approximately $0.8 million.

REVENUES. Revenues decreased 4.5% to $127,469 during the year ended June 30, 2015 from $133,470 in the previous fiscal year. This decrease is due primarily to a sharp decline in product sales. Income from royalties due from sales of the wound spray product in the operating currency, the Euro, however increased by 34,4%. We incurred Cost of Sales totaling $532 during the 2015 fiscal year, a 32.9% decrease from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $204,987 during the year ended June 30, 2015 from $543,071 during the 2014 fiscal year. This decrease is due to the fact that in the previous year the purchase of a comprehensive set of clinical data was included in our R&D expense. R&D expense in the 2015 fiscal year was mainly dedicated to the animal tests aimed at preclinical results for the internal use of our artificial oxygen carriers.

OTHER OPERATING EXPENSES. Professional fees for 2015 decreased to $414,494 from $650,640 in 2014 when a one-off transfer of $352,218 of notes receivable for consulting services had occurred. General and administrative expenses decreased slightly by $983. Overall Total Operating Expenses decreased by $564,941 or 39.4%.

OTHER INCOME (EXPENSE). Other expense decreased by $248,361 from 2014 to $6,073 in 2015. In 2014 the company accounted for a loss on equity investment in the amount of $245,800.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $704,703 or $0.01 per common share in 2015, as compared to $1,428,764 or $0.02 per common share in 2014.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2015, net cash used in operating activities decreased to $602,291 from $760,234 for the year ended June 30, 2014, primarily related to the reduced net loss for the year offset by loss on equity investment and note receivable.

For the year ended June 30, 2014, net cash used in investing activities amounted to $234,634. In the 2015 fiscal year investing activities provided cash in the amount of $30,778.  The change is due to the Company making a $241,460 investment in equity subsidiary in the prior period and the collection of $30,078 of notes receivable from a related party.

For the year ended June 30, 2015, net cash provided by financing activities decreased to an inflow of $460,967 from an inflow of $924,060 for the year ended June 30, 2014. The decrease came about due to a reduction of shares issued for cash in 2015 offset in part by proceeds from notes payables to related parties.

We had net working deficit of $389,834 at June 30, 2015, compared to net working capital of $7,276 at June 30, 2014.   The Company had a decrease in cash, prepaid expenses, tax refund receivable and note receivable from a related party when compared to prior year.  While accounts payable and accrued expensed decreased from prior year, there was an increase in related party payables and note payables when compared to prior year.

On May 11, 2015, we entered into an “Equity Purchase Agreement” with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”).  Subject to the terms and conditions of the Equity Purchase Agreement we have the right to “put,” or sell, up to $5,000,000 worth of shares of our common stock to Tarpon. The terms of this financing agreement are discussed in a S-1 registration statement which can be downloaded from the www.sec.gov website.

The Company incurred a net loss applicable to common stockholders of $754,703 and used cash in operating activities of $602,291 for the year ended June 30, 2015. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While sales of our cosmetics products will be discontinued in the course of the current fiscal year, it is the core strategy of the Company to out license its technologies to industry partners. The Company had product revenues of less than 10% of total revenues and approximately 18% of total revenues for the years ended 2025 and 2014.  The current state of the sales efforts in particular with regard to the Granulox product distributed by our 25% joint venture SastoMed GmbH has induced management to believe that income from these agreements may be obtainable in the course of the 2016 fiscal year. However, the Company will need substantial additional funding to fulfill its business plan and the Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

SANGUI BIOTECH INTERNATIONAL, INC.

 Table of Contents

Page

Audit Report of Independent Accountants

Consolidated Balance Sheets – June 30, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014

F-5

Notes to Consolidated Financial Statements

F-6

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (the Company) as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss attributable to common shareholders of $704,703 and used cash in operating activities of $602,291 for the year ended June 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 28, 2015

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2015	2014
CURRENT ASSETS

Cash	$17,672	$98,148
Prepaid expenses and other current assets	37,325	64,320
Tax refunds receivable	16,647	60,219
Accounts receivable, net	455	3,772
Note receivable, related party	-	34,130

Total Current Assets	72,099	260,589

Other Assets
Defered Finance Costs	$50,000	-

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$122,099	$260,589

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$142,787	$189,342
Related party payables	121,637	63,971
Note payable	50,000	-
Notes payable - related party	147,509	-

Total Current Liabilities	461,933	253,313

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 148,103,056 and 142,300,256 shares
issued and 146,918,314 and 141,115,514 shares
outstanding, respectively	31,932,726	31,560,801
Additional paid-in capital	4,621,430	4,621,430
Treasury stock, at cost	(339,387)	(339,387)
Stock subscription payable	-	-
Accumulated other comprehensive income	169,589	130,216
Accumulated deficit	(36,160,646)	(35,455,943)
Total Sangui Biotech International, Inc.'s stockholders' deficit	223,712	517,117
Non-controlling interest	(563,546)	(509,841)

Total Stockholders' Equity (Deficit)	(339,834)	7,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$122,099	$260,589

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended
	June 30,
	2015	2014

REVENUES	$127,469	$133,470

COST OF SALES	532	793
GROSS MARGIN	126,937	132,677

OPERATING EXPENSES
Research and development	204,987	543,071
Depreciation and amortization	-	468
Professional fees	419,494	650,640
General and administrative	254,791	255,774
Total Operating Expenses	879,272	1,449,953

LOSS FROM OPERATIONS	(752,335)	(1,317,276)

OTHER INCOME (EXPENSE)

Interest expense	(6,109)	(8,683)
Interest income	36	49
Loss on equity investment	-	(245,800)

Total Other Income (Expense)	(6,073)	(254,434)

Loss before income taxes and non-controlling interest	(758,408)	(1,571,710)
Provision for income taxes	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(758,408)	(1,571,710)

Less: Net loss attributable to non-controlling interest	(53,705)	(142,946)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(704,703)	$(1,428,764)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	39,373	37,370

Total Other Comprehensive Income (Loss)	39,373	37,370

COMPREHENSIVE LOSS – excluding loss attributable to non-controlling interest	$(719,035)	$(1,534,340)

BASIC AND DILUTED LOSS PER SHARE-SANGUI SHAREHOLDERS	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	145,643,889	137,031,429

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, June 30, 2013	132,116,857	$30,315,527	$4,621,430	$(339,387)	$92,846	$(366,895)	$(34,027,179)	$296,342

Common shares issued for
services at $0.18 per share	1,682,899	302,359	-	-	-	-	-	302,359

Common shares issued for
cash at $0.11 per share	8,500,500	942,915	-	-	-	-	-	942,915

Currency translation adjustment	-	-	-	-	37,370	-	-	37,370

Net loss for the year
ended June 30, 2014	-	-	-	-	-	(142,946)	(1,428,764)	(1,571,710)

Balance, June 30, 2014	142,300,256	31,560,801	4,621,430	(339,387)	130,216	(509,841)	(35,455,943)	7,276

Common shares issued for
services at an average of $0.07 per share	752,800	52,422	-	-	-	-	-	52,422

Common shares issued for
cash at an average of $0.06 per share	5,050,000	319,503	-	-	-	-	-	319,503

Currency translation adjustment	-	-	-	-	39,373	-	-	39,373

Net loss for the year
ended June 30, 2015	-	-	-	-	-	(53,705)	(704,703)	(758,408)

Balance, June 30, 2015	148,103,056	$31,932,726	$4,621,430	$(339,387)	$169,589	$(563,546)	$(36,160,646)	$(339,834)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(758,408)	$(1,571,710)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	-	468
Common stock issued for services	52,422	302,359
Loss on equity investment	-	242,943
Note receivable transferred for consulting services	-	352,218
Foreign currency transaction gain/loss	2,440	-
Bad debt expense	1,149
Changes in operating assets and liabilities
Trade accounts receivable	1,682	(2,719)
Prepaid expenses and other current assets	17,570	2,346
Tax refunds receivable	35,018	(40,726)
Accounts payable and accrued expenses	(14,331)	(73,987)
Related parties accounts payable	60,167	28,574

Net Cash Used in Operating Activities	(602,291)	(760,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	30,078	6,826
Investment in equity subsidiary	-	(241,460)

Net Cash Provided by (Used in) Investing Activities	30,078	(234,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable- related party	141,464	(18,865)
Proceeds from common stock issued	319,503	942,925

Net Cash Provided by Financing Activities	460,967	924,060

EFFECTS OF EXCHANGE RATES	30,770	121,192

NET INCREASE (DECREASE) IN CASH	(80,476)	50,384
CASH AT BEGINNING OF PERIOD	98,148	47,764

CASH AT END OF PERIOD	$17,672	$98,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,901	$2,302
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of note payable for deferred finance costs	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc. (“the Company”) was incorporated in Colorado in 1995. Since 2003 when a comprehensive restructuring of the group was completed, all operations have been carried out by Sangui BioTech GmbH, its ninety percent owned subsidiary which is headquartered in Witten, Germany. Sangui Biotech International, Inc., (“the Parent Company”) acts as a holding company whose purpose it is to secure financing and access to the capital markets.

SanguiBioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body such as wound management products in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan (a natural polymer), artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) and cosmetics. The cosmetics products are currently being sold via the Company’s internet shop, yielding a small amount of revenues. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners in exchange for royalties. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and of preparing its market entry in several other European countries and Mexico. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25 percent share of all future profits of the joint venture.

Going Concern

The Company incurred a net loss attributable to common stockholders of $704,703 and used cash in operating activities of $602,191 for the year ended June 30, 2015. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments (Continued)

The Company’s financial instruments consist principally of cash, accounts and notes receivable, accounts payable and accrued liabilities, notes payable and amounts due to related parties.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2015 and 2014, the Company recognized a gain on translation adjustment in the amount of $39,373 and $37,370, respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2015 and 2014.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2015 and 2014, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2015	0.9014	0.8312
June 30, 2014	0.7325	0.7370

During the years ended June 30, 2015 and 2014, the Company has transacted the majority of its business activities in Germany, and the transactions have been primarily consummated in the Euro currency.  Due to the fact that the Company’s functional currency is the Euro and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to ASC 830 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities of the German subsidiary are translated from Euro into U.S. dollars at the exchange rate at the balance sheet date.

All equity items, other than retained earnings, are specifically identified where possible and exchange rates on transaction dates are implemented.  Profit and loss accounts are translated using an average rate for the period.  During the years ended June 30, 2015 and 2014, the Company recognized other comprehensive gains of $39,373 and $37,370, respectively.  Such other comprehensive income and losses had no effect on liquidity.

Pursuant to ASC 830-20-35, Foreign Currency Matters, the Company accounts for the translation of transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2015 and 2014.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2015 and 2014 was $-0- and $468, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2015 and 2014, management of the Company believes that no impairment has been indicated. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company derives revenue primarily from licensing fees on sales of its wound spray product as well as from the sale of its cosmetics products.

The wound spray technology is licensed to an entity in which the Company holds a 25 percent equity interest as a Joint Venture (See Note 2). The Company is presently entitled to royalties on net sales of the wound spray product. The licensing fees are invoiced on a quarterly basis and are recognized as revenues as per the quarter for which the sales were reported by the licensee.

The Company’s product sales (amounting to approximately less than 10% of total revenues in the current year) are generated via online orders, with credit card payment. The Company recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return. As warranted the Company accrues an estimated amount for sales returns and allowances at the time of sale based on its ability to estimate sales returns and allowances using historical information. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest nor do they generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established. For the years ended June 30, 2015 and 2014, the Company recognized bad debt expense in the amounts of $1,144 and $-0-, respectively.

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

Specific reserves are estimated by management based on certain assumptions and variables, including the creditor’s financial condition, age of the creditor’s loans outstanding, and changes in payment histories. Loans receivable are written off against reserves when deemed uncollectible or taken immediately to bad debt expense if reserves during a year are exhausted.  Recoveries of loans receivable previously written off are recorded when received. The Company has recorded an allowance for doubtful accounts of $-0- and $-0- as of June 30, 2015 and 2014, respectively.

The outstanding net loans receivable balance consists of principle and accrued interest balances. Loans are written off against the Company’s estimated allowance when collection of payment is determined to be improbable. During the year ended June 30, 2014 the Company transferred $352,218 of net notes receivable as compensation for consulting services.

The below table shows the original principle balance and accrued interest comprising the ending balance of the Company’s installment loans receivable.

	June 30,	June 30,
	2015	2014
Principal	$-	$34,130
Accrued interest	-	-
Impairment of loans receivable	-	-
Net notes receivable	$-	$34,130

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time.  As of June 30, 2015 and 2014, all inventory balances had been reserved against in full.

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

The Company adopted ASC 740 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2015 and 2014, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2015 and 2014.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $204,987 and $543,071 during the fiscal years ended June 30, 2015 and 2014, respectively.

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2015 and 2014, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

The Company adopted ASC 280, "Disclosures about Segments of an Enterprise and Related Information." ASC 280 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2015 and 2014, the Company has one business segment, which is both the manufacturing and sales of its wound treatment and cosmetics products and the licensing of business partners to do the same.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2015 and 2014, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – INVESTMENT IN JOINT VENTURE

During December 2010, the Company’s subsidiary Sangui BioTech GmbH established a joint venture company with SanderStrothmann GmbH, under the name of SastoMed GmbH (“the Joint Venture”). The Company owns 25 percent of the Joint Venture and accounts for its interest in the Joint Venture using the equity method of accounting. The Company invested $8,508 in the Joint Venture during the year ended June 30, 2011. The Company has written the investment down to $0 for its share of the Joint Venture’s losses, amounting to $112,819 during the calendar year ending December 31, 2014.

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

The Company has entered into an agreement which is cancellable by either party with 14 days written notice wherein the Company paid its joint venture partner, SastoMed GmbH, $7,760 per month through June 30, 2015 for research and development consulting services. The balance owing under this agreement is approximately $13,700 as of June 30, 2015.

On June 9, 2015, the Company entered into a note payable with the Joint Venture for $36,569.  The note payable accrues interest at 4% annum and is due June 8, 2016.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2015 and 2014:

	June 30,
	2015	2014

Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	311,371	311,371
Total property and equipment	1,237,886	1,237,886

Less accumulated depreciation and amortization	(1,237,886)	(1,237,886)

Total property and equipment, net	$-	$-

NOTE 4 – NOTES RECEIVABLE

During the year ended June 30, 2014 the Company transferred $352,218 of notes receivable as compensation for consulting services. During the year ended June 30, 2015, the Company collected the remaining balance of notes receivables owed from related parties ($34,130 as of June 30, 2014).  As of year-end, there was no outstanding note receivables owed to the Company. The components of notes receivable are summarized in the table below:

	June 30,	June 30,
	2015	2014
Note receivable, principal and interest, due from a shareholder, bearing interest at 6%, secured by 138,899 shares of the Company’s common stock, due on demand	$-	$34,130

Total	$-	$34,130

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2015 and 2014.

As of June 30, 2015 and 2014, the Company has recorded $121,637 and $63,791, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for $108,500. The note payable accrues interest at 5 percent per annum, is due on March 31, 2016 and is unsecured. The balance of this note is $110,940, as it was translated into US dollars as of June 30, 2015 due to the fact that the agreement is denominated in Euros, resulting in a transaction loss of $2,440 recorded in general and administrative expense.

On June 9, 2015, the Company entered into a note payable with SastoMed GmbH, for $36,569. The note payable accrues interest at 4 percent annum, and is due on June 15, 2016.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

Note Receivable – Related Parties

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,658. The note receivable accrues interest at 6 percent per annum, was due on August 31, 2012 and is secured by 138,899 shares of the Company’s common stock. The note receivable has been extended without a fixed due date. The note receivable is due one month from notice by the Company to the shareholder on intent to collect. Interest and principle have been received in several installments so that at June 30, 2014 the outstanding note receivable amounted to $34,130 of principal and interest. The Company collected the note receivable during the year ended June 30, 2015.

Joint Venture

See Note 2.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2015 and 2014 no shares of preferred stock were issued or outstanding.

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

During the year ended June 30, 2015 the Company issued 752,800 shares of common stock for services at an average of $0.07 per share for a total cost of $52,422. In addition, the Company issued 5,050,000 shares of common stock for cash at an average of $0.06 per share, yielding total cash proceeds of $319,503. The shares issued for services were valued at the trading price of the common stock on the date the shares were issued.

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. A note payable was entered into as consideration to the Investor for execution of the EPA (see Note 10).  Through June 30, 2015, no shares were sold under this agreement. See also Note 11 for disclosure of shares issued under the EPA after June 30, 2015.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

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

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2015 and 2014, and during the years ended June 30, 2015 and 2014, no options were issued or outstanding.

NOTE 7 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2015 and 2014 respectively, since the Company incurred net operating losses through June 30, 2015.

Income tax expense for the years ended June 30, 2015 and 2014 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	June 30,	June 30,
	2015	2014
Income tax benefit at U.S. federal statutory rates	$(239,599)	$(485,780)
Effect of:
Common stock issued for services	17,823	102,802
Debt issued for financing costs	17,000	-
Impairment of related party receivables	-	82,601
Increase (decrease) in valuation allowance	204,776	300,377
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2015 and 2014 are presented below:

	June 30,	June 30,
	2015	2014
Deferred tax assets
Net operating losses	$(12,294,620)	$(12,055,021)
Common stock issued for services	210,918	193,094
Debt issued for financing costs	17,000	436,339
Impairment of related party receivables	436,399	-
Increase (decrease) in valuation allowance	11,630,303	11,425,528
Net deferred taxes	$-	$-

As of June 30, 2015, the Company had net operating loss carryforwards of approximately $12.3 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2015 and 2034. The foreign net operating loss carryforwards do not have an expiration period.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 7 - INCOME TAX PROVISION (CONTINUED)

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2011 through 2015 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2015 and 2014.

Leases

The Company leases office facilities from an unrelated third party at $6,518 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of $1,599 per month beginning June 2012 expiring June 2015.

Subsequent to year end, during August 2015, the Company entered an agreement to lease an automobile under an operating lease, providing for a payment of 669 Euros per month and expiring August 2018.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2015 and 2014. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2015 and 2014, respectively, the Company issued -0- and -0- shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued as of June 30, 2015.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 10 – NOTE PAYABLE

On May 11, 2015, the Company entered into an unsecured note payable for $50,000 (related to the EPA previously disclosed) due on November 30, 2015 with interest accruing at 10% annually. The note payable was entered into as consideration to the investor for execution of the EPA. Accordingly, the Company recorded $50,000 to Deferred financing costs which will be amortized ratably with each equity issuance as a percentage of the limit of $5,000,000 in equity available to be sold. As no equity was sold under the EPA as of June 30, 2015, no amortization of the Deferred financing costs was recorded during the year.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2015, the Company issued 1,000,000 shares of common stock for cash at $0.04 per share to an unrelated investor, yielding total cash proceeds of $43,608.

On August 14, 2015, the company issued 208.333 to Tarpon Bay Partners in pursuit of the Share Purchase Agreement discussed above. An initial put notice relating to a fraction of those shares yielded an amount of $1,500 which was received by the company on September 15, 2015.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2015, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2015, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

The directors as of June 30, 2015 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	60	Non-Executive Director	Dec 18, 2008

Joachim Fleing, Ph.D.	62	CFO	Dec 13, 2003

Thomas Striepe	51	CEO	Feb 7, 2005

None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

Since July 2002, the Company had an agreement with Joachim Fleing under which the latter serves as a communications specialist on an hourly basis. This agreement was cancelled effective February 24, 2012, and replaced by a remuneration agreement under which his services as an executive of the company will be remunerated on an hourly basis.

Since January 2004, the subsidiary of the Company has an agreement with Hubertus Schmelz under which the latter serves as a Managing Director on an hourly basis.

The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI.

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2015, are set out below:

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2015, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)
Dr. Joachim Fleing (2) Chief Financial Officer	2015 2014	41,181 37,250	- -	- -	- -	41,181 37,250

Thomas Striepe Chief Executive Officer	2015 2014	0 0	- -	- -	- -	0 0

Hubertus Schmelz(3)	2015 2014	144,370 162,832	- -	- -	- -	144,370 162,832

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

2008 Amended and Restated Long-Term Equity Incentive Plan

On October 22, 2008, the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued by June 30, 2013.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2015, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Feedback AG Neuer Wall 54 20354 Hamburg Germany	6,017,802	4.1%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	10,702,601	7.2%

Common Stock	SanderStrothmann GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	8,685,454	5.9%

Security Ownership of Management

The following table sets forth, as of June 30, 2015, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	1,350,000	0.9

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	10,702,601	7.2

Common Stock	Dr. Joachim Fleing Am Vogelherd 43 35043 Marburg Germany	1,744,193	1.2

Common Stock	All Officers and Directors as a Group (3 persons)	13,796,794	9.3

Percentages are calculated on the basis of 148,103,056 shares issued on June 30, 2015.

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

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2015 and 2014.

As of June 30, 2015 and 2014, the Company has recorded $121,637 and $63,791, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for $108,500. The note payable accrues interest at 5 percent per annum, is due on March 31, 2016 and is unsecured. The balance of this note is $110,940, as it was translated into US dollars as of June 30, 2015 due to the fact that the agreement is denominated in Euros, resulting in a transaction loss of $2,440 recorded in general and administrative expense.

On June 9, 2015, the Company entered into a note payable with SastoMed GmbH, for $36,569. The note payable accrues interest at 4 percent annum, and is due on June 15, 2016.

Note Receivable – Related Parties

On May 15, 2012, the Company entered into a note receivable with a shareholder for $63,658. The note receivable accrues interest at 6 percent per annum, was due on August 31, 2012 and is secured by 138,899 shares of the Company’s common stock. The note receivable has been extended without a fixed due date. The note receivable is due one month from notice by the Company to the shareholder on intent to collect. Interest and principle have been received in several installments so that at June 30, 2014 the outstanding note receivable amounted to $34,130 of principal and interest. The Company collected the note receivable during the year ended June 30, 2015.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2014 and 2015 were Sadler, Gibb & Associates, LLC.

(a)

Audit Fees. For the fiscal year ended 2015, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000

(in $)	2015	2014
Audit Fees	19,000	18,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

For the fiscal year ended 2015, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000.

(b)

Audit-Related Fees. For the fiscal year ended 2015 and 2014 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)

Tax Fees. For the fiscal years ended 2015 and 2014 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2015 and 2014.

(d)

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer	September 29, 2015
/s/ Joachim Fleing Joachim Fleing, Ph.D Chief Financial Officer Principal Financial Officer	September 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	September 29, 2015

/s/ Joachim Fleing Joachim Fleing, Ph.D	Director	September 29, 2015

/s/ Hubertus Schmelz Hubertus Schmelz	Director	September 29, 2015