Form 10-Q
period 2015-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2015-11-23
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes   [  ]          No  [X]

As of November 20, 2015, there were 150,311,389 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2015

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	13
Item 4.	Controls and Procedures ........................................................................................................................	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	1
Item 1A.	Risk Factors...........................................................................................................................................	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	14
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	14
Item 5.	Other Information..................................................................................................................................	14
Item 6.	Exhibits..................................................................................................................................................	14

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

Our unaudited condensed consolidated balance sheet as of September 30, 2015 and the audited balance sheet as of June 30, 2015, our unaudited condensed consolidated statements of operations for the three months periods ended September 30, 2015, and 2014, and our unaudited condensed consolidated statements of cash flows for the three months period ended September 30, 2015, and 2014 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2015	2015
CURRENT ASSETS	(unaudited)

Cash	$6,557	$17,672
Prepaid expenses and other assets	19,617	37,325
Tax refunds receivable	35,611	16,647
Accounts receivable, net	14,348	455

Total Current Assets	76,133	72,099

Other Assets
Deferred Finance Costs	49,985	50,000

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$126,118	$122,099

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$225,132	$142,787
Related party payables	156,448	121,637
Note payable	50,000	50,000
Note payable - related party	147,601	147,509

Total Current Liabilities	579,181	461,933

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 150,311,389 and 142,300,256 shares issued and
146,918,314 and 141,115,514 shares outstanding, respectively	32,017,721	31,932,726
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Stock subscription receivable	(28,490)	-
Accumulated other comprehensive income	162,682	169,589
Accumulated deficit	(36,310,974)	(36,160,646)
Total Sangui Biotech International, Inc's stockholders' deficit	122,982	223,712
Non-controlling interest	(576,045)	(563,546)

Total Stockholders' Equity	(453,063)	(339,834)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,118	$122,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2015	2014

REVENUES	$11,471	$73,740

COST OF SALES	85	240
GROSS MARGIN	11,386	73,500

OPERATING EXPENSES
Research and development	34,052	93,103
Professional fees	96,243	123,513
General and administrative	42,517	64,929

Total Operating Expenses	172,812	281,545

OPERATING LOSS	(161,426)	(208,045)

OTHER INCOME (EXPENSE)
Interest expense	(1,401)	(909)

Total Other Income (Expense)	(1,401)	(909)

Loss before income taxes and non-controlling interest	(162,827)	(208,954)

Provision for income taxes	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(162,827)	(208,954)

Less: Net loss attributable to non-controlling interest	(12,499)	(14,786)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(150,328)	$(194,168)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(6,907)	1,668

Total Other Comprehensive Income (Loss)	(6,907)	1,668

COMPREHENSIVE INCOME (LOSS)	$(169,734)	$(207,286)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	149,111,817	143,157,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,827)	$(208,954)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	-	16,192
Amortization of deferred finance fees	15	-
Changes in operating assets and liabilities
Trade accounts receivable	(13,443)	(90,748)
Prepaid expenses and other current assets	3,745	27,804
Tax refunds receivable	(4,880)	20,418
Accounts payable and accrued expenses	82,287	19,633
Related parties accounts payable	34,875	7,980

Net Cash Used in Operating Activities	(60,228)	(207,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	-	33,165

Net Cash Used in Investing Activities	-	33,165

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	56,505	115,593

Net Cash Provided by Financing Activities	56,505	115,593

EFFECTS OF EXCHANGE RATES	(7,392)	20,765

NET INCREASE (DECREASE) IN CASH	(11,115)	(38,152)
CASH AT BEGINNING OF PERIOD	17,672	98,148

CASH AT END OF PERIOD	$6,557	$59,996

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$909
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$28,490	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and June 30, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three  months  ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2015 and June 30, 2015 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2015 and 2014, were calculated as follows:

as of September 30, 2015	USD 1 : EUR 0.8894
as of June 30, 2015	USD 1 : EUR 0.9014
July 1 through September 30, 2015	USD 1 : EUR 0.8991
July 1 through September 30, 2014	USD 1 : EUR 0.7882

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and June 30, 2015

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $36,310,974 as of September 30, 2015. The Company incurred a net loss applicable to common stockholders of $150,328 during the three months ended September 30, 2015 and used cash in operating activities of $60,228 during the three months ended September 30, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At September 30, 2015 the Company had no cash equivalents.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Reclassification

Certain amounts in prior financial statements have been reclassified to be consistent with current presentation.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and June 30, 2015

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2015, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and June 30, 2014

(Unaudited)

NOTE 4 – NOTE PAYABLE, RELATED PARTIES

On March 6, 2015, the Company entered into a note payable with a shareholder for $108,500. The note payable accrues interest at 5 percent per annum, is due on September 30, 2015 and is unsecured.

On May 11, 2015, the Company entered into an unsecured note payable for $50,000 (see Note 5) due on November 30, 2015 with interest accruing at 10% annually. The note payable was entered into as consideration to the investor for execution of the EPA. Accordingly, the Company recorded $50,000 to Deferred financing costs which will be amortized ratably with each equity issuance as a percentage of the limit of $5,000,000 in equity available to be sold. Equity was sold under the EPA during the three months ended September 30, 2015 $15 of deferred financing costs was recorded during the period.

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

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. Under the terms of the EPA, the Company issued 208,333 shares pursuant to a put notice for $10,000 during the period ending September 30, 2015 (no shares during the year ended June 30, 2015). The put notice yielded $1,500 in cash against 37,037 of the 208,333 shares, leaving 171,296 shares held by the investor that are receivable by the Company.

During the three months ended September 30, 2015, the Company sold and issued 2,000,000 shares of its common stock for cash to two individuals at an average price of $0.04 per share. Because the Company received $55,004 in cash related to these transactions during the three month period and the remaining proceeds after September 30, 2015, a subscription receivable of $28,490 has been recorded.

NOTE 6 – SUBSEQUENT EVENTS

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

After the end of the first quarter of our 2016 financial year the Company decided to reduce research and development activities for this product range as one element of a comprehensive cost containment program.

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

Sales of this series have remained at a low level throughout the first three months of our 2016 fiscal year. During the first quarter of the 2016 fiscal year we decided to discontinue our operations in this particular segment and to abandon the patent protection for this range of products..

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

SastoMed GmbH at the end of the first quarter of fiscal 2016 informed the Company and its shareholders that the market entry phase for the product will last longer than expected and could extend into the Company's 2018 fiscal year.

FINANCIAL POSITION

Our total assets increased approximately $4,019 from June 30, 2015 to approximately $126,118 at September 30, 2015.  This is mainly attributed to increases in tax receivables, and accounts receivable which were partly offset by decreases in cash and prepaid expenses.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity decreased by $113,229 from $339,834 at June 30, 2015 to ($453,063) at September 30, 2015. The primary factor behind this was the net loss for the period increasing the accumulated deficit.

RESULTS OF OPERATIONS

Three months ended September 30, 2015 and 2014:

REVENUES - Revenues during the three months ended September 30, 2015 amounted to $11,471. The decrease by $62,269 from the revenues in the comparable period of our 2015 financial year can be traced back to a decrease in royalties from the licensing agreement with SastoMed GmbH. Included in the revenues of the first three quarters of our 2015 financial year were license fees on one single large order. Cost of sales in the first quarter of the 2016 financial year amounted to $85 compared to $240 the year before.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $59,051 to approximately $34,052 in the first quarter of our 2016 financial year from approximately $93,103 in the comparable period of the previous year.  This decrease is mainly attributed to lower R&D expenses after the conclusion of the animal tests of our hemoglobin hyperpolymers.

GENERAL AND ADMINISTRATIVE - Accumulated general and administrative expenses and professional fees decreased $49,682 to approximately $138,760 in the quarter ended September 30, 2015, from approximately $188,442 in the respective period of the previous year.

DEPRECIATION AND AMORTIZATION - $15 of Deferred financing cost were amortized during the three months period ended September 30, 2015. There were no depreciations in the quarters ended September 30, 2015 and 2014.

OTHER INCOME AND EXPENSES - Other income and expenses contains interest expenses for the quarter in the amount of $1,401. During the first quarter of our 2015 financial year the company incurred interest expenses of $909.

NET LOSS - As a result of the above factors, our consolidated net loss attributable to common stockholders was $150,328, or $(0.00) per common share, for the three months ended September 30, 2015, compared to $194,168, or $(0.00) per common share, during the comparable period in our 2014 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2015, net cash used in operating activities decreased to approximately $60,228, from approximately $207,675 in the corresponding period of the previous year.

We had a working capital deficit of approximately $503,048 at September 30, 2015, a decrease of approximately $113,214 from June 30, 2015. A significant part of our current assets consists of receivables from related and unrelated parties while the company has no financial liabilities. At September 30, 2015, we had cash of approximately $6,557. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by § 229.10(f)(1) and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

As of the date of the end of the period covered by this report, our Chief Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2015, the Company issued 2,000,000 shares of its common stock for cash valued at $83,494. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2015 and the audited balance sheet as of June 30, 2015, the unaudited condensed consolidated Statements of Operations for the three month periods ended September 30, 2015 and 2014, and the unaudited condensed consolidated Statements of Cash Flows for the three-month periods ended September 30, 2015 and 2014, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

2.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit

Number     Description of Exhibit

31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of principal financial officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 23, 2015

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer

Dated: November 23, 2015

/s/ Joachim Fleing

By: Joachim Fleing

Principal Financial Officer