Form 10-Q
period 2015-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2016-02-22
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes [  ]       No [X]

As of February 18, 2016, there were 157,221,503 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2015

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements.........................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	15
Item 4.	Controls and Procedures ........................................................................................................................	15
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .................................................................................................................................	16
Item 1A.	Risk Factors ...........................................................................................................................................	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	16
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	16
Item 5.	Other Information..................................................................................................................................	16
Item 6.	Exhibits..................................................................................................................................................	17

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

Our unaudited condensed consolidated balance sheet as of December 31, 2015 and the audited balance sheet as of June 30, 2015, our unaudited condensed consolidated statements of operations for the three and six month periods ended December 31, 2015, and 2014, and our unaudited condensed consolidated statements of cash flows for the six month periods ended December 31, 2015, and 2014 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2015	2015
CURRENT ASSETS	(unaudited)

Cash	$88,073	$17,672
Prepaid expenses and other assets	36,948	37,325
Tax refunds receivable	4,093	16,647
Accounts receivable, net	17,272	455
Deferred finance costs	39,315	-
Total Current Assets	185,701	72,099

Other Assets
Deferred finance costs	-	50,000

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$185,701	$122,099

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$292,244	$142,787
Related party payables	29,142	121,637
Derivative liability	47,060	-
Convertible notes payable - net of discount	2,706	50,000
Notes payable	36,823	36,569
Note payable - related party	110,940	110,940
Total Current Liabilities	518,915	461,933

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 151,811,389 and 148,103,056 shares issued and
150,626,657 and 146,918,314 shares outstanding, respectively	32,168,398	31,932,726
Additional paid-in capital	4,621,430	4,621,430
Treasury stock	(339,387)	(339,387)
Accumulated other comprehensive income (loss)	412,900	169,589
Accumulated deficit	(36,614,356)	(36,160,646)
Total Sangui Biotech International, Inc' stockholders' deficit	248,985	223,712
Non-controlling interest	(582,199)	(563,546)
Total Stockholders' Equity (Deficit)	(333,214)	(339,834)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$185,701	$122,099

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

REVENUES	$15,385	$31,166	$26,856	$104,906

COST OF SALES	144	158	229	398
GROSS MARGIN	15,241	31,008	26,627	104,508

OPERATING EXPENSES
Research and development	1,455	41,874	35,507	134,977
General and administrative	101,950	162,836	240,710	351,278

Total Operating Expenses	103,405	204,710	276,217	486,255

OPERATING LOSS	(88,164)	(173,702)	(249,590)	(381,747)

OTHER INCOME (EXPENSE)
Gain on change in derivative liability	2,940		2,940	-
Amortization of debt discount	(2,706)	-	(2,706)	-
Interest expense	(14,926)	(902)	(16,327)	(1,811)
Loss on sale of interest in joint venture	(188,027)	-	(188,027)	-

Total Other Income (Expense)	(202,719)	(902)	(204,120)	(1,811)

Loss before income taxes and non-controlling interest	(290,883)	(174,604)	(453,710)	(383,558)

Provision for income taxes	-	-	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(290,883)	(174,604)	(453,710)	(383,558)

Less: Net loss attributable to non-controlling interest	(6,154)	(12,844)	(18,653)	(27,630)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(284,729)	$(161,760)	$(435,057)	$(355,928)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	250,218	5,263	243,311	6,930

Total Other Comprehensive Income	250,218	5,263	243,311	6,930

COMPREHENSIVE INCOME (LOSS)	$(40,665)	$(169,341)	$(210,399)	$(376,628)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	150,450,626	144,803,490	149,736,400	143,975,360

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(453,057)	$(383,558)
Adjustments to reconcile net loss to net cash
used by operating activities:
Gain on change in derivative liability	(2,940)	-
Amortization of deferred finance fees	10,685	-
Common stock issued for services	-	24,192
Common stock issued for accrued interest	2,973	-
Amortization of debt discount	2,706	-
Loss on sale of interest in joint venture	188,027	-
Changes in operating assets and liabilities
Trade accounts receivable	(16,860)	(37,055)
Prepaid expenses and other current assets	(120)	27,627
Tax refunds receivable	12,329	25,533
Accounts payable and accrued expenses	152,165	3,225
Related parties accounts payable	(92,128)	21,296
Net Cash Used in Operating Activities	(178,143)	(318,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	-	32,196
Proceeds from sale of interest in joint venture	6,977	-
Net Cash Used in Investing Activities	6,977	32,196

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	232,698	280,942
Proceeds from notes payable- related party	77	-
Net Cash Provided by Financing Activities	232,775	280,942

EFFECTS OF EXCHANGE RATES	8,869	460

NET INCREASE (DECREASE) IN CASH	70,401	(5,142)
CASH AT BEGINNING OF PERIOD	17,672	98,148

CASH AT END OF PERIOD	$88,073	$93,006

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$1,811
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt Discount on convertible note and related derivative	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015 and June 30, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., incorporated in Colorado in 1995, and its subsidiary, Sangui BioTech GmbH (Sangui GmbH). Sangui GmbH, which is headquartered in Witten, Germany, are engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2015 and June 30, 2015 and our unaudited consolidated statements of operations for the six month periods ended December 31, 2015 and 2014, were calculated as follows:

as of December 31, 2015	USD 1 : EUR 0.9152
as of June 30, 2015	USD 1 : EUR 0.9014
July 1 through December 31, 2015	USD 1 : EUR 0.932
July 1 through December 31, 2014	USD 1 : EUR 0.7765

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $36,614,356 as of December 31, 2015. The Company incurred a net loss applicable to common stockholders of $435,057 during the six months ended December 31, 2015 and used cash in operating activities of $178,143 during the three months ended December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At December 31, 2015 the Company had no cash equivalents.

Derivative Liabilities

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

The Company assessed the classification of its derivative financial instruments as of December 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015 and June 30, 2015

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2015, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

NOTE 4 – NOTE PAYABLE, RELATED PARTIES

On March 6, 2015, the Company entered into a note payable with a shareholder for $110,940. The note payable accrues interest at 5 percent per annum, is due on December 31, 2015 and is unsecured.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On May 11, 2015, the Company entered into an unsecured note payable for $50,000 (related to the Equity Purchase Agreement or “EPA” disclosed in Note 6) due on November 30, 2015 with interest accruing at 10% annually. The note payable was entered into as consideration to the investor for execution of the EPA. Accordingly, the Company recorded $50,000 to Deferred financing costs which will be amortized ratably over the period ending December 31, 2016. During the period ended December 31, 2015, the Company amortized 10,685 of the deferred financing costs.

On December 9, 2015, the Company agreed to change the terms of the note representing the deferred financing costs, making the note convertible and extending the repayment of the note as due on or before December 31, 2016. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal and interest (10% per annum) either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is $50,000.

The change in the status of the note from a note payable of $50,000 to a convertible note payable of $50,000, results in an extinguishment of debt wherein a debt discount of $50,000 was recorded. At December 31, 2015, the Company had recognized amortization of debt discount of $2,706, resulting in a debt discount balance of $47,294.

In connection with the change in the status of the note, it was treated as a convertible note. The Company identified embedded derivatives related to the Convertible Promissory Note entered into as of December 9, 2015 and December 31, 2015. These embedded derivatives included certain conversion features, including a variable exercise price calculated by taking 60% the average of the 5 lowest days’ trading prices in the 20 days leading up to conversion. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	157.93%
Risk free rate:	0.49%

The initial fair value of the derivative liability was $74,650, of which $50,000 was recorded as a debt discount against the $50,000 Convertible Promissory Note. At December 31, 2015 the Company determined a fair value of $47,060 of the embedded derivative resulting in a net gain derivative liability of $2,940.

On December 14, 2015, the Company issued 165,144 shares of common stock valued at $2,973 to pay the accrued interest on the note as interest expense. The change to a convertible note was treated as effective on December 9, 2015 and the value of the stock to be issued was included as accrued expense and interest was charged $4,954 during the quarter, based upon the trading value of the common stock at the date issued.

NOTE 6 – CAPITAL STOCK

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

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. Under the terms of the EPA, the Company issued 208,333 shares pursuant to a put notice for $10,000 during the period ending September 30, 2015 (no shares during the year ended June 30, 2015). The put notice yielded $1,500 in cash against 37,037 of the 208,333 shares. In addition to these 37,037 shares, concurrent with the extension of the related $50,000 Convertible Promissory Note (see Note 5), the investor converted $2,973 in accrued interest into 165,144 shares leaving 6,152 shares held by the investor that are receivable by the Company.

During the six months ended December 31, 2015, the Company sold 3,500,000 shares of its common stock for $232,698 in cash proceeds to three individuals at an average price of $0.047 per share.

NOTE 7– INVESTMENT IN JOINT VENTURE AND NOTE PAYABLE

During the six months ended December 31, 2015, the Company sold its interest in the Sastomed joint venture, for $6,977, resulting in a loss of $188,027. The sale of the joint venture terminated the relationship with Sastomed. Accordingly, the note payable of $36,823, which was previously recorded as a related party note payable, is now classified as non-related party note payable. The note payable accrues interest at 4% annum and is due June 8, 2016.

NOTE 8 – SUBSEQUENT EVENTS

On February 4, 2016, the Company issued 670,000 shares for cash of $9,990. On January 28, 2016, the Company issued 1,700,000 shares of common stock, for $25,347. On February 4, 2016, the company issued 1,040,000 shares of common stock for $15,500.

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

Our focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in the case of chronic wounds.  We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing, is distributed by SastoMed GmbH, a former joint venture company in which we held a share of 25%, as global licensee under the Granulox brand name. Effective as of the end of the second quarter of our fiscal year 2016 we sold this stake to SanderStrohmann GmbH, the co-shareholder.

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

Sales of this series have remained at a low level throughout the first six months of our 2016 fiscal year. During the first quarter of the 2016 fiscal year we decided to discontinue our operations in this particular segment and to abandon the patent protection for this range of products..

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

FINANCIAL POSITION

During the six months ended December 31, 2015, our total assets increased $63,602 from $122,099 at June 30, 2015 to $185,701 at December 31, 2015.  An increase in the cash on hand from June 30 to December 31, 2015, of $70,401 was primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity decreased by $6,620 from ($339,834) at June 30, 2015 to ($333,214) at December 31, 2015. The primary factor behind this was the net loss for the period increasing the accumulated deficit.

RESULTS OF OPERATIONS

For the three-month and the six- month periods ended December 31, 2015 and 2014:

REVENUES – Revenues reported were $15,385 and $31,166 for the three months ended December 31, 2015 and 2014 respectively. For the six months ended December 31, 2015 and 2014 revenues were $28,856 and $104,906. Revenues decreased by $15,781 and $78,050 for the three and six months ended December 31, 2015. The decrease by $78,050 from the revenues in the comparable period of our 2015 financial year can be traced back to a decrease in royalties from the licensing agreement with SastoMed GmbH. Included in the revenues of the first six months of our 2015 financial year were license fees on one single large order. Cost of sales in the first quarter were $144 and $158 for the years ended 2015 and 2014 respectively.  Cost of sales for the first six months (first and second quarters of the 2016 financial year) amounted to $229 compared to $398 for the years ended 2015 and 2014.

RESEARCH AND DEVELOPMENT – Research and development expenses decreased by $40,419 to $1,455 from $41,874 for the three-month periods ending December 31, 2015 and 2014.  Research and development expenses decreased $99,470 to approximately $35,507 in the first half-year of our 2016 financial year from approximately $134,977 in the comparable period of the previous year.  This decrease is mainly attributed to lower R&D expenses after the conclusion of the animal tests of our hemoglobin hyperpolymers.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – For the three months ended December 31, 2015 and 2014 the combined general and administrative expenses and professional fees decreased by $60,886 to $101,950 from $162,836. Accumulated general and administrative expenses and professional fees decreased $110,568 to approximately $240,740 in the half-year ended December 31, 2015, from approximately $351,278 in the respective period of the previous year. The change is primarily due to the separation of professional fees, from the general and administrative expenses line.

DEPRECIATION AND AMORTIZATION – No deferred financing costs were amortized during the three and six months ended December 31, 2014.  There was no deferred financing costs amortized during the first three months of the fiscal 2016 year; however, $2,706 of deferred financing costs were amortized during the second quarter.  For the three- and six-month periods ended December 31, 2015 the total amortization of deferred financing costs was $2,706..

INTEREST EXPENSE - interest expenses for the three-month period ended December 31, 2015 and 2014 were $14,926 and $902, an increase of $14,024.  For the six months ended December 31, 2015 and 2014r 31, 2015 and 2014, interest expense increased by $14,516 to $16327 from $1,811.

LOSS ON SALE OF INTEREST IN JOINT VENTURE – During the second quarter ending December 31, 2015, the Company recorded a loss of $188,027 from the sale of a joint venture interest.

NET LOSS - As a result of the above factors, $290,719 compared to $174,604 for the three months ended December 31, 2015 and 2014 respectively  The loss per share for both periods was $(0.00).  Our consolidated net loss before non-controlling interest was $453,710, or $(0.00) per common share, for the six months ended December 31, 2015, compared to $383,558, or $(0.00) per common share, during the comparable period in our 2014 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2015, net cash used in operating activities decreased $144,597 to $174,143, compared to $318,740 used in the previous year.  Major components of the decrease in the cash used included an increase in the net loss from $(383,558) to $(460,553) from 2014 to 2015, which was offset by non-cash loss on the sale of a joint venture interest of $188,027 during 2015.

We had a working capital deficit of approximately $333,214 at December 31, 2015, a decrease of approximately $56,620 from June 30, 2015.

At December 31, 2015, a significant part of our current assets consist of unamortized deferred finance costs of $39,315.  Included within the current liabilities is a derivative liability of $47,060.  At December 31, 2015 compared to (June 30, 2015), we had cash of $88,073 compared to $17,672, prepaid expenses of $36,948 compared to $37,325 and accounts receivable of $17,272 compared $455. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

On December 14, 2015, the Company issued 165,144 shares of common stock valued at $2,973 to pay the accrued interest due on the unsecured note payable for $50,000 dated May 11, 2015 made in favor of Tarpon Bay Partners, LLC. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

During the three months ended December 31, 2015, the Company sold 1,500,000 shares of its common stock for cash to SanderStrohmann GmbH an average price of $0.03 per share for a total cash raise of $162,915. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to the period covered by this report, the Company issued 2,000,114 shares of its common stock in consideration of the conversion of $24,001 of principal and interest on the unsecured note payable for $50,000 dated May 11, 2015, as amended on December 9, 2015,  made in favor of Tarpon Bay Partners, LLC. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to the period covered by this report, the Company sold 3,410,000 shares of its common stock for cash to three individuals at an average price of $0.015 per share for a total cash raise of $55,104. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

 Item 5 - Other Information

On May 11, 2015, the Company entered into an unsecured note payable for $50,000 due on November 30, 2015 with interest accruing at 10% annually. On December 9, 2015, the Company agreed to change the terms of the note representing the deferred financing costs, making the note convertible.  The repayment of the new note is due on or before December 31, 2016. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal and interest (10% per annum) either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is $50,000. Subsequent to the period covered by this report, the Company issued 2,000,114 shares of its common stock in consideration of the conversion of $24,001 of principal and interest on the unsecured note payable.

On December 17, 2015 the Company’s subsidiary, Sangui GmbH, sold its 25% holding in SastoMed GmbH to its joint venture partner SanderStrohmann GmbH for the amount of $6,977, which transaction would become effective as of December 31, 2015.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2015 and the audited balance sheet as of June 30, 2015, the unaudited condensed consolidated Statements of Operations for the three and six month periods ended December 31, 2015 and 2014, and the unaudited condensed consolidated Statements of Cash Flows for the three and six month periods ended December 31, 2015 and 2014, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: February 22, 2016

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer