Form 10-Q
period 2016-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2016-05-23
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes [  ]       No [X]

As of May 23, 2016, there were 165,372,503 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2016

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

Our unaudited condensed consolidated balance sheet as of March 31, 2016 and the audited balance sheet as of June 30, 2015, our unaudited condensed consolidated statements of operations for the three and nine month periods ended March 31, 2016, and 2015, and our unaudited condensed consolidated statements of cash flows for the nine month periods ended March 31, 2016, and 2015 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2016	2015
CURRENT ASSETS	(unaudited)

Cash	$51,786	$17,672
Prepaid expenses and other assets	41,546	37,325
Tax refunds receivable	-	16,647
Accounts receivable, net	10,798	455
Deferred Finance Costs	35,160	50,000

Total Current Assets	139,290	122,099

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$139,290	$122,099

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$185,375	$142,787
Related party payables	29,398	121,637
Convertible notes payable - net of discount	-	50,000
Notes payable	37,509	36,569
Note payable - related party	110,940	110,940

Total Current Liabilities	363,222	461,933

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 159,221,503 and 148,103,056 shares issued and
158,036,771 and 146,918,314 shares outstanding, respectively	32,281,561	31,932,726
Additional paid-in capital	4,667,156	4,621,430
Treasury stock	(339,387)	(339,387)
Accumulated other comprehensive income	256,317	169,589
Accumulated deficit	(36,504,100)	(36,160,646)
Total Sangui Biotech International, Inc's stockholder's deficit	361,547	223,712
Non-controlling interest	(585,479)	(563,546)

Total Stockholders' Equity (Deficit)	(223,932)	(339,834)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$139,290	$122,099

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

REVENUES	$10,149	$11,654	$37,005	$116,560

COST OF SALES	43	91	272	489
GROSS MARGIN	10,106	11,563	36,733	116,071

OPERATING EXPENSES
Research and development	1,701	36,450	37,208	171,427
General and administrative	79,925	169,552	320,635	520,830

Total Operating Expenses	81,626	206,002	357,843	692,257

OPERATING LOSS	(71,520)	(194,439)	(321,110)	(576,186)

OTHER INCOME (EXPENSE)
Gain on change in derivative liability	25,117	-	28,057	-
Amortization of debt discount	(47,294)	-	(50,000)	-
Interest expense	(13,098)	(1,127)	(29,425)	(2,938)
Other income	-	36	7,091	36

Total Other Income (Expense)	(35,275)	(1,091)	(44,277)	(2,902)

Loss before income taxes and non-controlling interest	(106,795)	(195,530)	(365,387)	(579,088)

Provision for income taxes	-	-	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(106,795)	(195,530)	(365,387)	(579,088)

Less: Net loss attributable to non-controlling interest	(3,280)	(14,176)	(21,933)	(41,806)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(103,795)	$(181,354)	$(343,454)	$(537,282)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(156,583)	13,354	86,728	40,150

Total Other Comprehensive Income	(156,583)	13,354	86,728	40,150

COMPREHENSIVE INCOME (LOSS)	$(263,378)	$(182,176)	$(278,659)	$(538,938)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	157,102,910	144,803,490	152,184,386	143,975,360

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(365,387)	$(579,088)
Adjustments to reconcile net loss to net cash
used by operating activities:
Gain on change in derivative liability	(52,707)	-
Amortization of deferred finance fees	14,840	-
Derivative expense	24,650
Common stock issued for services	-	36,422
Forgivenes of liabilities due to Company Director	23,181	-
Amortization of debt discount	50,000	-
Changes in operating assets and liabilities
Trade accounts receivable	(17,254)	(16,987)
Prepaid expenses and other current assets	(4,438)	32,044
Tax refunds receivable	16,557	21,522
Accounts payable and accrued expenses	47,738	41,559
Related parties accounts payable	(92,050)	18,971

Net Cash Used in Operating Activities	(354,870)	(445,557)
	.
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	-	30,883
Proceeds from sale of interest in joint venture	6,897	-
Net Cash Used in Investing Activities	6,897	30,883

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible notes payable	(26,300)	-
Common stock issued for cash	321,860	291,883
Proceeds from notes payable- related party	-	108,500

Net Cash Provided by Financing Activities	295,560	400,383

EFFECTS OF EXCHANGE RATES	86,527	23,941

NET INCREASE IN CASH	34,114	9,650
CASH AT BEGINNING OF PERIOD	17,672	98,148

CASH AT END OF PERIOD	$51,786	$107,798

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$2,568
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt Discount on convertible note and related derivative	$50,000	$-
Conversion of debt and accrued interest into common stock	$26,974	$-
Change in derivative due to conversion	$21,943	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and June 30, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2016 and June 30, 2015 and our unaudited consolidated statements of operations for the nine month periods ended March 31, 2016 and 2015, were calculated as follows:

as of March 31, 2016	USD 1 : EUR 0.907213
as of June 30, 2015	USD 1 : EUR 0.9014
July 1 through March 31, 2016	USD 1 : EUR 0.883353
July 1 through March 31, 2015	USD 1 : EUR 0.7765

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $36,504,100 as of March 31, 2016. The Company incurred a net loss applicable to common stockholders of $343,454 during the nine months ended March 31, 2016 and used cash in operating activities of $354,869 during the three months ended March 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At December 31, the Company had no cash equivalents.

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

The Company assessed the classification of its derivative financial instruments as of March 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2016, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

March 31, 2016 and June 30, 2015

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On May 11, 2015, the Company entered into an unsecured note payable for $50,000 (related to the Equity Purchase Agreement or “EPA” disclosed in Note 6) due on November 30, 2015 with interest accruing at 10% annually. The note payable was entered into as consideration to the investor for execution of the EPA. Accordingly, the Company recorded $50,000 to Deferred financing costs which will be amortized ratably over the period ending March 31, 2016.  . As no equity was sold under the EPA as of June 30, 2015, no amortization of the Deferred financing costs was recorded during the year.

During the period ended March 31, 2016, the Company amortized $14,840 of the deferred financing costs.

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

In connection with the change in the status of the note, it was treated as a convertible note following extinguishment accounting. The Company identified embedded derivatives related to the Convertible Promissory Note entered into as of December 9, 2015. These embedded derivatives included certain conversion features, including a variable exercise price calculated by taking 60% the average of the 5 lowest days’ closing bid prices in the 20 days leading up to conversion. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	157.93%
Risk free rate:	0.49%

The initial fair value of the derivative liability was $74,650, of which $50,000 was recorded as a debt discount against the $50,000 Convertible Promissory Note and $24,650 was recorded as derivative expense. On January 5, 2016, $23,700 in principal and $301 in accrued interest was converted into 2,000,114 shares of common stock. In March 2016, the Company repaid the remaining principal of $26,300 and additional interest of $9,820.

As a result of these transactions, the Company recognized a gain on fair value of derivative of $52,707, amortization expense of $50,000, initial derivative expense of $24,650 and additional paid-in capital of $21,943 during the period ending March 31, 2016.

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

During the nine months ended March 31, 2016, the Company sold 8,947,037 shares of its common stock for $321,860 in cash proceeds to five individuals and a Company director at an average price of $0.034 per share.

See Note 5 for common shares issued in conversion of convertible notes payable and accrued interest.

NOTE 7- INVESTMENT IN JOINT VENTURE AND NOTE PAYABLE

During the nine months ended March 31, 2016, the Company sold its interest in the Sastomed joint venture, for 6,250 Euros, resulting in a gain recorded in Other Income. The sale of the joint venture terminated the relationship with Sastomed. Accordingly, the note payable of $37,509, which was previously recorded as a related party note payable, is now classified as non-related party note payable. The note payable accrues interest at 4% annum and is due June 8, 2016.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company sold 6,151,000 shares of its common stock for approximately $96,500 in cash proceeds to two individuals and a Company director at an average price of $0.016 per share.

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

Our focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in the case of chronic wounds.  We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing, is distributed by SastoMed GmbH, a former joint venture company in which we held a share of 25%, as global licensee under the Granulox brand name. Effective End of second quarter of our fiscal year 2016 we sold this stake to SanderStrohmann GmbH, the co-shareholder.

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

Also during the first quarter we were notified that the period for objection against European Patent EP 2550973,Wound Spray“) elapsed without any objection being raised. The patent, therefore, has become effective and legally binding.

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

Sales of this series have remained at a low level throughout the first nine months of our 2016 fiscal year. During the first quarter of the 2016 fiscal year we decided to decrease our operations in this particular segment and to abandon the patent protection for this range of products.

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

FINANCIAL POSITION

During the nine months ended March 31, 2016, our total assets increased $17,191 from $122,099 at June 30, 2015 to $139,290 at March 31, 2016.  An increase in the cash on hand from June 30 2015, to March 31, 2016, of $34,114 was primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity (deficit) decreased by $115,902 from ($339,834) at June 30, 2015 to ($223,932) at March 31, 2016. The primary factor behind this was due to the issuance of stock for cash for $321,860, as well as an increase in accumulated other comprehensive income due to movements in the foreign exchange rate.

RESULTS OF OPERATIONS

For the three-month and the nine- month periods ended March 31, 2016 and 2015:

REVENUES – Revenues reported were $10,149 and $11,654 for the three months ended March 31, 2016 and 2015 respectively. For the nine months ended March 31, 2016 and 2015 revenues were $37,005 and $116,560. Revenues decreased by $1,505 and $79,555 for the three and nine months ended March 31, 2016. The decrease by $79,555 from the revenues in the comparable period of our 2015 financial year can be traced back to a decrease in royalties from the licensing agreement with SastoMed GmbH. Included in the revenues of the first nine months of our 2015 financial year were license fees on one single large order. Cost of sales in the third quarter were $43 and $91 for the three months ended March 31, 2016 and 2015 respectively.  Cost of sales for the nine months amounted to $272 compared to $489 for the years ended 2016 and 2015.

RESEARCH AND DEVELOPMENT – Research and development expenses decreased by $34,749 to $1,701 from $36,450 for the three month periods ending March 31, 2016 and 2015.  Research and development expenses decreased $134,219 to approximately $37,208 in the first three quarters of our 2016 financial year from approximately $171,427 in the comparable period of the previous year.  This decrease is mainly attributed to lower R&D expenses after the conclusion of the animal tests of our hemoglobin hyperpolymers.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – For the three months ended March 31, 2016 and 2015 the combined general and administrative expenses and professional fees decreased by $80,627 to $79,925 from $169,552. Accumulated general and administrative expenses and professional fees decreased $200,195 to approximately $320,635 in the nine months ended March 31, 2016, from approximately $520,830 in the respective period of the previous year.

DEPRECIATION AND AMORTIZATION – Deferred financing costs were amortized during the three and nine months ended March 31, 2016.  Deferred financing costs for the three month period ended March 31, 2016 and 2015 were $4,155 and $0. For the nine months ended March 31, 2016 and 2015 costs were $12,557 and $0, respectively.

INTEREST EXPENSE - Interest expenses for the three month period ended March 31, 2016 and 2015 were $13,098 and $1,127, an increase of $11,971  For the nine months ended March 31, 2016 and 2015, interest expense increased by $26,487to $29,425 from $2,938.

NET LOSS - As a result of the above factors, $343,454 compared to $537,282 for the three months ended March 31, 2016 and 2015 respectively. The loss per share for both periods was $(0.00).  Our consolidated net loss before non-controlling interest was $365,387, or $(0.00) per common share, for the nine months ended March 31, 2016, compared to $579,088, or $(0.00) per common share, during the comparable period in our 2015 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2016, net cash used in operating activities decreased $90,687 to $354,870, compared to $445,557 used in the previous year.  Major components of the decrease in the cash used included a decrease in the net loss from $(579,088) to $(365,387) from 2015 to 2016.

We had a working capital deficit of approximately $223,932 at March 31, 2016, a decrease of approximately $115,962 from June 30, 2015.

At March 31, 2016, a significant part of our current assets consist of unamortized deferred finance costs of $35,160.  At March 31, 2016 compared to June 30, 2015, we had cash of $51,786 compared to $17,672, prepaid expenses of $41,546 compared to $37,325 and accounts receivable of $10,798 compared $455. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

On January 5, 2016, the Company issued 2,000,114 shares of its common stock in consideration of the conversion of $24,001 of principal and interest on the unsecured note payable for $50,000 dated May 11, 2015 made in favor of Tarpon Bay Partners, LLC. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In January 2016, the Company sold 3,410,000 shares of its common stock for cash to three individuals at an average price of $0.016 per share for a total cash raise of $55,104. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In February 2016, the Company sold 2,000,000 shares of its common stock for cash to one individual at an average price of $0.015 per share for a total cash raise of $29,590. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to the period covered by this report, the Company sold 6,151,000 shares of its common stock for cash to two individuals and one of its directors at an average price of $0.016 per share for a total cash raise of $96,500. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2016 and the audited balance sheet as of June 30, 2015, the unaudited condensed consolidated Statements of Operations for the three and nine month periods ended March 31, 2016 and 2015, and the unaudited condensed consolidated Statements of Cash Flows for the three and nine month periods ended March 31, 2016 and 2015, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: May 23, 2016

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer