Form 10-K
period 2016-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2016-10-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,994,900.

The number of shares of the Registrant's common stock issued and outstanding on October 12, 2016 was 174,467,747.

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

Sangui BioTech GmbH, the only remaining subsidiary of SGBI, develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof. Sangui GmbH has also developed an anti-aging cosmetic and a number of related products aimed at improving oxygen supply to the skin. Enhanced oxygen supply is the key to improved wound healing; therefore the Company has extended its product portfolio to contain wound pads and other wound management products. The facilities of Sangui GmbH are located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany.

To date, neither SGBI nor its subsidiary has had profitable operations. The Company has never been profitable, and through June 30, 2016, SGBI's accumulated deficit has exceeded $36,6 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations.

We have adopted the strategy to license our marketable products or such products that are close to market entry to industry partners. In the pursuit of this strategy we have licensed the most promising product, a hemoglobin based wound spray technology to Sastomend GmbH, a former joint venture company for distribution in several European and Latin American countries. In addition, we are entering the preclinical testing of hemoglobin based artificial oxygen carriers aiming at the remediation of ischemic conditions in human patients.

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

In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing is distributed by SastoMed GmbH, as global licensee under the Granulox brand name. Sastomed GmbH was a joint venture company in which we held 25%. Our stake was sold to the joint venture partner effective December 31, 2015.

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

During the first quarter of our 2013 financial year the European Patent Office granted a patent based on Sangui’s application (1299457) “Mammalian hemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof.”

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

Also during the first quarter of our 2015 financial year we were notified that the period for objection against European Patent EP 2550973, (“Wound Spray”) elapsed without any objection being raised. The patent, therefore, has become effective and legally binding.

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

The blood additives project was halted in the second quarter of our financial year 2016 due to the lack of financing the further authorization.

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

Sales of this series remained at a low level across the years. After the end of the 2015 fiscal year we decided to discontinue our operations in this particular segment and to abandon the patent protection for this range of products.

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

Effective December 31, 2015 Sangui BioTech GmbH sold its stake in Sastomed GmbH of 25% to SanderStrohmann GmbH . Also effective December 31, 2015 SanderStrohmann GmbH increased the nominal capital of Sastomed GmbH for an amount of Euro 500,000 to strengthen the capital base of Sastomed GmbH.

It has to be noted, however, that Granulox sales by our distribution  partner SastoMed GmbH have become more volatile and declining from time to time.. We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development, and all the most important modifications and improvements thereto. As of June 30, 2016 SanguiBioTech GmbH had been granted patents from 7 patent families, furthermore, it has applied for additional patents. Most of the patents have been filed in the United States of America (US), and as international patent applications with the European Patent Office (EP). Validation of EP patents in all cases includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

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

US 7,598,220	“Use of hyperpolymeric hemoglobin for treating a pulmonary edema” (patent granted, end of duration 2021)

DE 10 2013 014 651 EP 14758344 US SN 14 569,846	“Compositions for Improved Tissue Oxygenation by Peritoneal Ventilation” (patents pending)

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

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $37,780 and $204,987  during the fiscal years ended June 30, 2016 and 2015, respectively.

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

Dependence on Major Customers

As of June 30, 2016 and June 30, 2015, the majority of revenues and trade receivables were generated and due by SastoMed GmbH as licensee of the global distribution rights of the Sangui developed wound spray technology.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2016 the Company, and our subsidiary, had one fulltime employee, who was not involved in research and development. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

Currently, we have our products manufactured by contract manufacturers in Germany. No assurance can be given, that the vendors will be willing or able to produce the products in the required quality or quantities or at prices which will enable us to sell the end products as requested by its customers.

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

ITEM 2.

PROPERTIES

The Company leases its office on a month to month basis and laboratory facilities and is housed in approximately 8,600 square feet based in the Forschungs und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense was approximately $53,927 and $66,186 during the years ended June 30, 2016 and 2015, respectively.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2016, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hanover stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2016	$	$
Quarter ended September 2015	0.09	0.035
Quarter ended December 2015	0.035	0.02
Quarter ended March 2016	0.018	0.002
Quarter ended June 2016	0.004	0.0027
2015	$	$
Quarter ended September 2014	0.14	0.05
Quarter ended December 2014	0.15	0.03
Quarter ended March 2015	0.08	0.03
Quarter ended 2015	0.11	0.05

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

Holders

 At June 30, 2016, the number of record holders of the Company's common stock was approximately 894.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2016, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Issuer Purchases of Equity Securities

The Company holds 53,756 shares of its common stock. The treasury stock is valued using the Treasury Stock Method at $19,387.

Recent Sales of Unregistered Securities

On April 28, 2016, the Company issued 2,576,000 restricted shares of its common stock upon receipt of a capital contribution of approx. $ 39,473 in cash to two individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On May 12, 2016, the Company issued 3,575,000 restricted shares of its common stock upon receipt of capital contributions of approx. $57,003 in cash to a Company Director. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

Subsequent to the year ended June 30, 2016, the Company issued 9,149,000 shares of its common stock for cash to three (3) individuals at a stock price ranging from $0.09 to $0.012. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2016. The following are our critical accounting policies:

Revenue Recognition

The Company derives revenue primarily from licensing fees on sales of its wound spray product as well as from the sale of its cosmetics products.

The wound spray technology is licensed to an entity in which the Company held a 25 percent equity interest. Effective December 31, 2016 the company sold their stake. The Company is presently entitled to royalties on net sales of the wound spray product. The licensing fees are invoiced on a quarterly basis and are recognized as revenues as per the quarter for which the sales were reported by the licensee.

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $37,780 and $204,987 during the fiscal years ended June 30, 2016 and 2015, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit).  For the periods ending June 30, 2016 and 2015, the Company recognized foreign currency translation loss of $(46,800) and gain of $39,373.

The exchange rates used to calculate values and results for the years ended June 30, 2016 and 2015 were as follows (USD):

	Year-end Rates	Average Period Rates
June 30, 2016	0.90104	0.9005
June 30, 2015	0.9014	0.8312

FINANCIAL POSITION

Our current assets increased by $38,320, or 53.1%, from $72,009 at June 30, 2015 to $110,419 at June 30, 2016. The increase is primarily attributable to an increase in cash.

Our net property and equipment $-0- at June 30, 2016 and at June 30, 2015. There were no investments in net property and equipment during the 2016 fiscal year.

Our other assets decreased $50,000 to $ 0 on June 30, 2016 as compared to June 30, 2015.  The decrease is attributable to deferred finance costs related to the issuance of a $50,000 note payable in connection with an equity purchase agreement.

We funded our operations primarily through sales of unregistered securities. The Company’s stockholders’ deficit was reduced from $339,834 at June 30, 2015 to $110,419 as of June 30, 2016. The primary reason for the decrease in the deficit was issuance of common stock totaling approximately $460 thousand, sale of Treasury Stock of $320 thousand offset by the net loss of $446 thousand and the, loss on foreign currency translation of $46 thousand

REVENUES. Revenues decreased 62.2% to $48,009 during the year ended June 30, 2016 from $127,469 in the previous fiscal year. This decrease is due primarily to a sharp decline in income from royalties due from sales of the wound spray product. We incurred Cost of Sales totaling $293 during the 2016 fiscal year, a 44.9% decrease from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $37,780 during the year ended June 30, 2016 from $204,987 during the 2015 fiscal year. This decrease is due to the fact that the company stopped research activities for the artificial oxygen carriers during the 2016 fiscal year. R&D expense in the 2015 fiscal year was mainly dedicated to the animal tests aimed at preclinical results for the internal use of our artificial oxygen carriers.

OTHER OPERATING EXPENSES. Professional fees for 2016 decreased to $145,619 from $419,494 in 2015  due to savings within management. General and administrative expenses decreased by $29,570. Overall Total Operating Expenses decreased by $470,652 or 53.5%.

OTHER INCOME (EXPENSE). Other expense increased by $79,383 from 2015 to $85,456 in 2016. The increase relates to interest expense of $69,835, amortization of the debt discount of $50,000, and gain on the derivative valuation and approximately a $7,000 gain on the sale of the JV interest.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $ 422,271 or $0.00 per common share in 2016, as compared to $704,703 or $0.01 per common share in 2015.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2016, net cash used in operating activities decreased to $ 394,757 from $602,291  for the year ended June 30, 2015, primarily related to the reduced net loss for the year offset by loss on equity investment and note receivable.

For the year ended June 30, 2015, net cash provided by investing activities amounted to $30,078. In the 2016 fiscal year investing activities provided cash in the amount of $ 6,941.  The reduction in proceeds arising from investing activities is due to a one year collection of notes receivable in 2015 compared to the proceeds received in 2016 from the Company’s interest in a joint venture..

For the year ended June 30, 2016, net cash provided by financing activities decreased from $460,967 received during the fiscal year 2015 to net proceeds of $428,866 received in fiscal year 2016.  The decrease came about due to a a reduction of proceeds arising from collection of notes payable from a related party.

We had net working capital deficit of $ 247,566 at June 30, 2016, compared to a deficit of $339,834 at June 30, 2015.   The Company had an increase in cash, prepaid expenses and accounts receivable when compared to prior year.  While accounts payable and accrued expensed increased from prior year, there was an overall decrease in related party payables, note payables and notes payables related parites when compared to prior year.

On May 11, 2015, we entered into an “Equity Purchase Agreement” with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”).  Subject to the terms and conditions of the Equity Purchase Agreement we have the right to “put,” or sell, up to $5,000,000 worth of shares of our common stock to Tarpon. The terms of this financing agreement are discussed in an S-1 registration statement which can be downloaded from the www.sec.gov website.

The Company incurred a net loss applicable to common stockholders of $ 422,271 and used cash in operating activities of $ 394,757 for the year ended June 30, 2016. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While sales of our cosmetics products  has been discontinued during the  fiscal year 2016, it is the core strategy of the Company to license its technologies to industry partners.  The current state of the sales efforts, in particular with regard to the Granulox product, distributed by our former joint venture partner, SastoMed, GmbH, has induced management to believe that income from these agreements can reasonably be anticipated to begin during the 2017 fiscal year. The Company will need substantial additional funding to fulfill its business plan. The Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

SANGUI BIOTECH INTERNATIONAL, INC.

 Table of Contents

Page

Audit Report of Independent Accountants

Consolidated Balance Sheets – June 30, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2016 and 2015

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

June 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015

F-5

Notes to Consolidated Financial Statements

F-6

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (“The Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred accumulated losses and a working capital deficit as of June 30, 2016 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the footnotes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

October 12, 2016

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2016	2015
CURRENT ASSETS

Cash	$70,074	$17,672
Prepaid expenses and other assets	30,292	37,325
Tax refunds receivable	4,070	16,647
Accounts receivable, net	504	455
Note receivable, related party	5,479	-

Total Current Assets	110,419	72,099

Other Assets
Deferred finance costs	-	$50,000

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$110,419	$122,099

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$200,446	$142,787
Related party payables	8,445	121,637
Note payable	38,154	50,000
Notes payable - related party	110,940	147,509
Total liabilities	357,985	461,933

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 165,372,503 and 148,103,056 shares
issued and 165,318,747 shares outstanding, respectively	32,392,657	31,932,726
Additional paid-in capital	4,513,328	4,621,430
Treasury stock, at cost	(19,387)	(339,387)
Accumulated other comprehensive income	122,789	169,589
Accumulated deficit	(36,669,318)	(36,160,646)
Total Sangui Biotech International, Inc.'s stockholders' deficit	340,069	223,712
Non-controlling interest	(587,635)	(563,546)

Total Stockholders' Equity (Deficit)	(247,566)	(339,834)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$110,419	$122,099

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	June 30,
	2016	2015

REVENUES	$48,009	$127,469
COST OF SALES	293	532
GROSS MARGIN	47,716	126,937

OPERATING EXPENSES
Research and development	37,780	204,987
Professional fees	145,619	419,494
General and administrative	225,221	254,791
Total Operating Expenses	408,620	879,272

LOSS FROM OPERATIONS	(360,904)	(752,335)

OTHER INCOME (EXPENSE)

Gain on change in derivative liability	28,057	-
Gain on sale of interest in joint venture	6,322	-
Amortization of debt discount	(50,000)	-
Interest expense	(69,835)	(6,109)
Interest income	-	36

Total Other Income (Expense)	(85,456)	(6,073)

Loss before income taxes and non-controlling interest	(446,360)	(758,408)
Provision for income taxes	-	-

NET LOSS	(446,360)	(758,408)

Less: Net loss attributable to non-controlling interest	(24,089)	(53,705)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(422,271)	$(704,703)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(46,800)	39,373

Total Other Comprehensive Income (Loss)	(46,800)	39,373

COMPREHENSIVE LOSS	$(493,160)	$(719,035)

BASIC AND DILUTED LOSS PER SHARE-SANGUI SHAREHOLDERS	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	154,807,880	145,643,889

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, June 30, 2014	142,300,256	31,560,801	4,621,430	(339,387)	130,216	(509,841)	(35,455,943)	7,276

Common shares issued for
services	752,800	52,422	-	-	-	-	-	52,422

Common shares issued for
cash	5,050,000	319,503	-	-	-	-	-	319,503

Currency translation adjustment	-	-	-	-	39,373	-	-	39,373

Net loss for the year
ended June 30, 2015	-	-	-	-	-	(53,705)	(704,703)	(758,408)

Balance, June 30, 2015	148,103,056	$31,932,726	$4,621,430	$(339,387)	$169,589	$(563,546)	$(36,160,646)	$(339,834)

Common shares issued for
accrued interest	190,228	3,275	-	-	-	-	-	3,275

Common shares issued for
conversion of debt	1,975,030	23,700	-	-	-	-	-	23,700

Common shares issued for
cash	15,061,000	431,456		-	-	-	-	431,456

Common shares issued for
Financing agreement	43,189	1,500		-	-	-	-	1,500

Forgiveness of related party liabilities	-	-	23,316					23,316

Derivative adjustment in conversion			21,943					21,943

Treasury Stock sold	-	-	(153,361)	320,000	-	-	(86,401)	80,238

Currency translation adjustment	-	-	-	-	(46,800)	-	-	(46,800)

Net loss for the year
ended June 30, 2016	-	-	-	-	-	(24,089)	(422,271)	(446,360)

Balance, June 30, 2016	165,372,503	$32,392,657	$4,513,328	$(19,387)	$122,789	$(587,635)	$(36,669,318)	$(247,566)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(446,360)	$(758,408)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on change in derivative liability	(28,057)	-
Amortization of deferred finance fees	50,000	-
Amortizaton of debt discount	50,000	-
Common stock issued for services	-	52,422
Foreign currency transaction gain/loss	-	2,440
Bad debt expense	-	1,149
Changes in operating assets and liabilities
Trade accounts receivable	(6,989)	1,682
Prepaid expenses and other current assets	7,040	17,570
Tax refunds receivable	12,619	35,018
Related party receivables	-	-
Accounts payable and accrued expenses	69,683	(14,331)
Related parties accounts payable	(102,693)	60,167
Note payable related party	-	-

Net Cash Used in Operating Activities	(394,757)	(602,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable, related parties	-	30,078
Proceeds from sale of interest in joint venture	6,941	-

Net Cash Provided by (Used in) Investing Activities	6,941	30,078

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from resell of treasury stock	22,210	141,464
Prepayment of convertible debt	(26,300)	-
Proceeds from common stock issued	432,956	319,503

Net Cash Provided by Financing Activities	428,866	460,967

EFFECTS OF EXCHANGE RATES	11,352	30,770

NET INCREASE (DECREASE) IN CASH	52,402	(80,476)
CASH AT BEGINNING OF PERIOD	17,672	98,148

CASH AT END OF PERIOD	$70,074	$17,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$9,820	$1,901
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of note payble for deferred finance costs	$ -	$ 50,000
Debt discount on convertible note and related derivative liability	$ 50,000	-
Conversion of debt and interest into common stock	$ 26,974	-
Change in derivative due to conversion	$ 21,943	-
Treasury stock reissued	$ 320,000	-
Forgiveness of liabilities owed to Director	$ 23,329	-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

SanguiBioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body such as wound management products in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan (a natural polymer), artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) and cosmetics. The cosmetics products are currently being sold via the Company’s internet shop, yielding a small amount of revenues. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners in exchange for royalties. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and of preparing its market entry in several other European countries and Mexico. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25 percent share of all future profits of the joint venture. Effective December 31, 2016 the Company sold its 25% share of the joint venture to its co-partner.

Going Concern

The Company incurred a net loss attributable to common stockholders of $422,271and used cash in operating activities of 384,757 for the year ended June 30, 2016. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. The Company plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

June 30, 2016 and 2015

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

The following table summarizes the derivative liability activity for the period June 30, 2015 through June 30, 2016:

Description:

Derivative Liability

Fair value at June 30, 2015

   $                    -

Change due to Issuances

(74,650)

Change in Fair Value

52,707

Change due to conversion

     21,943

Fair value at June 30, 2016

$

-

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2016 and 2015, the Company recognized a loss on translation adjustment in the amount of $46,800 and a gain of $39,373, respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2016 and 2015.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2016 and 2015, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2016	0.90219	0.90122
June 30, 2015	0.9014	0.8312

During the years ended June 30, 2016 and 2015, the Company has transacted the majority of its business activities in Germany, and the transactions have been primarily consummated in the Euro currency.  Due to the fact that the Company’s functional currency is the Euro and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to ASC 830 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities of the German subsidiary are translated from Euro into U.S. dollars at the exchange rate at the balance sheet date.

All equity items, other than retained earnings, are specifically identified where possible and exchange rates on transaction dates are implemented.  Profit and loss accounts are translated using an average rate for the period.  During the years ended June 30, 2016 and 2015, the Company recognized other comprehensive loss of $46,800 and a gain of $39,373, respectively.  Such other comprehensive income and losses had no effect on liquidity.

Pursuant to ASC 830-20-35, Foreign Currency Matters, the Company accounts for the translation of transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2016 and 2015.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at June 30, 2016 and 2015, the Company had a $0 and $0 derivative liability, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2016 and 2015 was $-0- and $0, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2016 and 2015, management of the Company believes that no impairment has been indicated. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company derives revenue primarily from licensing fees on sales of its wound spray product as well as from the sale of its cosmetics products.

The wound spray technology is licensed to an entity, in which the Company held a 25 percent equity interest, as a Joint Venture (See Note 2).  Effective December 31, 2015 the Company sold its 25 % share of the joint venture to its co-partner. The Company presently is entitled to royalties on net sales of the wound spray product. Licensing fees are invoiced on a quarterly basis and are recognized as revenue during the quarter that the sales were reported by the licensee.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s product sales (amounting to less than 10% of total revenues in the current year) are generated via online orders, with credit card payment. The Company recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return. The Company accrues an estimated amount for sales returns and allowances at the time of sale, based on its ability to estimate sales returns and allowances using historical information. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest and generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable..  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the years ended June 30, 2016 and 2015, the Company recognized bad debt expense in the amounts of $0 and $1,144, respectively.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time.  As of June 30, 2016 and 2015, all inventory balances had been reserved against in full.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted ASC 740 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2016 and 2015, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2016 and 2016.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $37,780 and $204,987 during the fiscal years ended June 30, 2016 and 2015, respectively.

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $37,780 and $204,987 during the fiscal years ended June 30, 2016 and 2015, respectively

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2016 and 2015, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

The Company adopted ASC 280, "Disclosures about Segments of an Enterprise and Related Information." ASC 280 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2016 and 2015, the Company has one business segment, which is includes the manufacturing and sales of its wound treatment and cosmetic products as well as the licensing of business partners to do the same.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2016 and 2015,

F-11

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

NOTE 2 – INVESTMENT IN JOINT VENTURE

During December 2010, the Company’s subsidiary Sangui BioTech GmbH established a joint venture company with SanderStrothmann GmbH, under the name of SastoMed GmbH (“the Joint Venture”). The Company owned 25 percent of the Joint Venture and accounted for its interest in the Joint Venture using the equity method of accounting. The Company invested $8,508 in the Joint Venture during the year ended June 30, 2011. The Company has written the investment down to $0 for its share of the Joint Venture’s losses, amounting to $112,819 during the calendar year ending December 31, 2014.

The Company has entered into an agreement which is cancellable by either party, with 14 days written notice.  The agreement includes payments to its joint venture partner (SastoMed GmbH) by the Company of $7,760 per month for research and development consulting services. The agreement was terminated September 30, 2016. The balance owing under this agreement recorded in accounts payable and accrued expenses, is approximately $20,000 as of June 30, 2016.

On June 9, 2015, the Company entered into a note payable with the Joint Venture for $38,154.  The note payable accrues interest at 4% annum and is due June 30, 2017.

Effective December 31, 2016 the company sold its interest in the SastoMed joint venture for Euro 6,250, resulting in a gain reported in Other Income of $6,936. The sale of the joint venture terminated the relationship with SastoMed. Accordingly the note payable of $38,154   which was previously recorded as a related party note payable, is now reclassified as non-related party note payable.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2016 and 2015:

	June 30,
	2016	2015
Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	311,371	311,371
Total property and equipment	1,237,886	1,237,886
Less accumulated depreciation and amortization	(1,237,886)	(1,237,886)
Total property and equipment, net	$-	$-

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has an agreement with the Company's former President and CEO, pursuant to which, he is entitled to three percent royalties based upon the gross revenues earned from the sale of any product of his invention. No royalties were outstanding, paid or earned in fiscal years 2016 and 2015.

As of June 30, 2016 and 2015, the Company has recorded $8,445 and $121,637, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for $108,500.  On May 31, 2016 the note payable and accrued interest were transferred to the Company Director. The note payable accrues interest at 5 percent per annum, is due on March 31, 2017 and is unsecured. The balance of this note is $110,940, (translated into US dollars as of June 30, 2016).

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2016 and 2015 no shares of preferred stock were issued or outstanding.

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

During the year ended June 30, 2016 the Company issued 15,061,000 shares of common stock for cash at an average of $0.03 per share, yielding total cash proceeds of $431,456.  In addition, the company issued 1,975,030 shares of common stock for the conversion of an interest-bearing payable ($23,700) and 190,228 shares of common stock for interest ($3.275) on the payable.

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. A note payable was entered into as consideration to the Investor for execution of the EPA (see Note 9).

On August 14, 2015, the company issued 43,189 shares of common stock to the investor in pursuit of the EPA yielding total cash proceeds of $1,500 which was received by the company on September 15, 2015.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 5 – STOCKHOLDERS' EQUITY (CONTINUED)

Treasury Stock

During the year ended June 30, 2012, the Company repurchased 53,756 shares of its common stock for cash. During the year ended June 30, 2013, the Company received 1,000,000 shares of its common stock as a partial redemption of a loan to a non-related third party. The treasury stock was valued using the Treasury Method at $339,387.  This value was based on the trading price of the Company’s common stock on the date of acquisition. In addition, during the year ended June 30, 2016, 1 million treasury shares were sold for 20,000 Euros.

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2016 and 2015, and during the years ended June 30, 2016 and 2015, no options were issued or outstanding.

NOTE 6 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2016 and 2015 respectively, since the Company incurred net operating losses through June 30, 2016.

Income tax expense for the years ended June 30, 2016 and 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	June 30,	June 30,
	2016	2015
Income tax benefit at U.S. federal statutory rates	$(143,572)	$(239,599)
Effect of:
Common stock issued for services	-	17,823
Debt issued for financing costs	-	17,000
Change in derivative liability	9,539	-
Loss on sale of asset	2,358	-
Increase (decrease) in valuation allowance	131,675	204,776
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2016 and 2015 are presented below:

	June 30,	June 30,
	2016	2015
Deferred tax assets
Net operating losses	$(12,438,182)	$(12,294,620)
Common stock issued for services	210,918	210,918
Debt issued for financing costs	17,000	17,000
Impairment of related party receivables	436,399	436,399
Change in derivative liability	9,539	-
	2,358	-
Increase (decrease) in valuation allowance	11,761,978	11,630,303
Net deferred taxes	$-	$-

As of June 30, 2016, the Company had net operating loss carryforwards of approximately $12.4 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2016 and 2035. The foreign net operating loss carryforwards do not have an expiration period.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 6 - INCOME TAX PROVISION (CONTINUED)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2016 and 2015.

Leases

The Company leases office facilities from an unrelated third party at $4,110 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of $742 per month beginning August 2015 expiring August 2018.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2016 and 2015. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2016 and 2015, respectively, the Company issued no shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued as of June 30, 2016.

NOTE 9 – NOTE PAYABLE

On May 11, 2015, the Company entered into an unsecured note payable for $50,000 (related to the EPA previously disclosed in note 5) due on November 30, 2015 with interest accruing at 10% annually. During the year end June 30, 2016 the investor converted $23,700 of the note into 1,975,030 shares. The remaining amount of $26,300 was paid back in March 2016.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2016, the Company issued 9,149,000 shares of common stock for cash at $0.012 per share to three unrelated investors, yielding total cash proceeds of $109,870. Additionally, the Company issued 444,000 shares of common stock for services at an average of $0.014 per share for a total cost of $6,083.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2016, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2016, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

The directors as of June 30, 2016 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	60	Non-Executive Director	Dec 18, 2008

Thomas Striepe	54	CEO	Feb 7, 2005

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

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2016, are set out below:

THOMAS STRIEPE, is Vice President Accounting and Controlling at Treukonzept Finance  GmbH, Hamburg, Germany, a financial services company. Prior to joining Treukonezpt Finance GmbH in 2004, he held management positions in the accounting departments of several German and international corporations. He holds an MBA of Hamburg University.

.

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2016, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

Code of Ethics

As of the date of this report the Company has not adopted a code of ethics.

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of two directors, none of which is an outside independent director, and as of the date hereof we have not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

ITEM 11.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)
Dr. Joachim Fleing (2) Chief Financial Officer	2016 2015	11,441 41,181	- -	- -	- -	11,441 41,181

Thomas Striepe Chief Executive Officer	2016 2015	0 0	- -	- -	- -	0 0

Hubertus Schmelz(3)	2016 2015	0 144,370	- -	- -	- -	0 144,370

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD using the average exchange rate of the period July 1 through June 30 for each year.

(2) Dr. Joachim Fleing stepped down from his positions as a Director and Officer of the Company on October 27, 2015. Compensation for Dr. Fleing resulted from a communications service agreement, and a remuneration agreement. See Item 13, below.

(3) Hubertus Schmelz serves as the Chief Executive Officer of the Company’s 90% owned subsidiary, Sangui Biotech, GMBH.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2016, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Wolfgang Jensen Am Berge 9 21376 Eyendorf Germany	11,608,273	7.0%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	14,277,601	8.6%

Common Stock	SanderStrothmann GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	8,406,837	5.1%

Security Ownership of Management

The following table sets forth, as of June 30, 2016, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	1,350,000	0.8%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	14,277,601	8.6%

Common Stock	All Officers and Directors as a Group (2 persons)	15,627,601	9.4%

Percentages are calculated on the basis of 165,372,503 shares issued on June 30, 2016.

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

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2016 and 2015.

As of June 30, 2016 and 2015, the Company has recorded $8,445 and $121,637, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for $108,500.  On May 31, 2016 the note payable and accrued interest were transferred to the Company Director.  The note payable accrues interest at 5 percent per annum, is due on March 31, 2017 and is unsecured. The balance of this note is $110,940

Consulting Contract with Joachim Fleing, PhD.

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

Dr. Joachim Fleing stepped down from his positions as a Director and Officer of the Company effective October 27, 2015.

Parents

Not applicable.

Promoters and Control Persons

Not applicable.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2015 and 2016 were Sadler, Gibb & Associates, LLC.

(a)

Audit Fees. For the fiscal year ended 2015, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $19,000

(in $)	2016	2015
Audit Fees	24,000	19,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

For the fiscal year ended 2016, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $24,000.

(b)

Audit-Related Fees. For the fiscal year ended 2016 and 2015 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)

Tax Fees. For the fiscal years ended 2016 and 2015 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2015 and 2014.

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Financial Officer	October 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	October 12, 2016

/s/ Hubertus Schmelz Hubertus Schmelz	Director	October 12, 2016