Form 10-Q
period 2016-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2016-11-21
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes [  ]       No [X]

As of November 21, 2016, there were 176,801,503 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2016

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

Our unaudited condensed consolidated balance sheet as of September 30, 2016 and the audited balance sheet as of June 30, 2016, our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three month periods ended September 30, 2016, and 2015, and our unaudited condensed consolidated statements of cash flows for the three month periods ended September 30, 2016, and 2015 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2016	2016
CURRENT ASSETS	(unaudited)

Cash	$100,122	$70,074
Prepaid expenses and other assets	25,847	30,292
Tax refunds receivable	3,356	4,070
Accounts receivable, net	460	504
Note receivable, related party	6,088	5,479

Total Current Assets	135,873	110,419

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$135,873	$110,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$187,697	$200,446
Related party payables	8,738	8,445
Note payable	37,328	38,154
Note payable - related party	110,940	110,940

Total Current Liabilities	344,703	357,985

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 174,521,503 and 165,372,503 shares issued and
174,467,747 and 165,318,747 shares outstanding, respectively	32,498,263	32,392,657
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income (loss)	127,594	122,789
Accumulated deficit	(36,737,218)	(36,669,318)
Total Sangui Biotech International, Inc's stockholders's deficit	382,580	340,069
Non-controlling interest	(591,410)	(587,635)

Total Stockholders' Equity (Deficit)	(208,830)	(247,566)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$135,873	$110,419

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended
	September 30,
	2016	2015

REVENUES
Product sales	$9,711	$11,471

COST OF SALES	282	85

GROSS MARGIN	9,429	11,386

OPERATING EXPENSES
Research and development	4,420	34,052
Professional fees	39,710	96,243
General and administrative	35,192	42,517

Total Operating Expenses	79,322	172,812

OPERATING LOSS	(69,893)	(161,426)

OTHER INCOME (EXPENSE)
Interest expense	(1,782)	(1,401)

Loss before income taxes and non-controlling interest	(71,675)	(162,827)

Provision for income taxes	-	-

NET LOSS	(71,675)	(162,827)

Less: Net loss attributable to non-controlling interest	3,775	12,499

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(67,900)	$(150,328)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	4,805	(6,907)

COMPREHENSIVE INCOME (LOSS)	$(66,870)	$(169,734)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	170,184,888	149,111,817

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,675)	$(162,827)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of deferred finance fees	-	15
Common stock issued for services	1,820	-
Changes in operating assets and liabilities
Trade accounts receivable	51	(13,443)
Related party advances	(557)
Prepaid expenses and other current assets	4,741	3,745
Tax refunds receivable	728	(4,880)
Accounts payable and accrued expenses	(14,623)	82,287
Related parties accounts payable	282	34,875
Net Cash Used in Operating Activities	(79,233)	(60,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	103,786	56,505
Net Cash Provided by Financing Activities	103,786	56,505

EFFECTS OF EXCHANGE RATES	5,495	(7,392)

NET INCREASE (DECREASE) IN CASH	30,048	(11,115)
CASH AT BEGINNING OF PERIOD	70,074	17,672

CASH AT END OF PERIOD	$100,122	$6,557

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$1,542	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$-	$28,490

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016 and June 30, 2016

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2016 and June 30, 2016 and our unaudited consolidated statements of operations and comprehensive income (loss)  for the three month periods ended September 30, 2016 and 2015, were calculated as follows:

as of September 30, 2016	USD 1 : EUR 0.89191
as of June 30, 2016	USD 1 : EUR 0.90104
July 1 through September 30, 2016	USD 1 : EUR 0.8961
July 1 through September 30, 2015	USD 1 : EUR 0.8991

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $36,737,218 as of September 30, 2016. The Company incurred a net loss applicable to common stockholders of $67,900 during the three months ended September 30, 2016 and used cash in operating activities of $79,233 during the three months ended September 30, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. At September 30, the Company had no cash equivalents.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016 and June 30, 2016

(Unaudited)

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2016 and 2015, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' equity.

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

NOTE 4 – NOTE PAYABLE, RELATED PARTIES

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for 100,000 euros, or $108,500.  On May 31, 2016 the note payable and accrued interest were transferred to the Company Director. The note payable accrues interest at 5 percent per annum, is due on March 31, 2017 and is unsecured. The balance of this note is $110,940, (translated into US dollars as of September 30, 2016).

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016 and June 30, 2016

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

During the three months ended September 30, 2016, the Company sold 8,705,000 shares of its common stock for $103,787 in cash proceeds to three individuals at an average price of $0.047 per share.

During the three months ended September 30, 2016 the company issued 444,000 shares for services valued at $0.004 per shares.

NOTE 6- NOTE PAYABLE

On June 9, 2015, the Company entered into a note payable with SastoMed GmbH for 32,963 euros.  The note payable accrues interest at 4% annum and is due June 30, 2017. The balance of this note is $37,328 (translated into US dollars at September 30, 2016).

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company sold 2,280,000 shares of its common stock for approximately $44,000 in cash proceeds to four individuals at an average price of approximately $0.0193 per share.

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

In May, 2013, the Company declared in the course of the filing of its nine month report on form 10-QSB that  according to information provided by SastoMed GmbH  it now expects the 8Granulox market entry phase to last longer than initially expected. No assurance can be given that based on royalty revenues the Company may reach break-even in the course of its current financial year.

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

FINANCIAL POSITION

During the three months ended September 30, 2016, our total assets increased $25,454 from $110,419 at June 30, 2016 to $135,873 at September 30, 2016.  An increase in the cash on hand from June 30 2016, to September 30, 2016, of $30,048 was primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity (deficit) decreased by $38,736 from ($247,566) at June 30, 2016 to (208,830) at September 30, 2016. The primary factor behind this was due to the issuance of stock for cash for $10,787, and an increase to accumulated deficit of $16,900, as well as an increase in accumulated other comprehensive income due to movements in the foreign exchange rate.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2016 and 2015:

REVENUES – Revenues reported were $9,711 and $11,471 for the three months ended September 30, 2016 and 2015 respectively. Revenues decreased by $1,760 for the three months ended September 30, 2016. The decrease by $1,760 from the revenues in the comparable period of our 2016 financial year can be traced back to a decrease in royalties from the licensing agreement with SastoMed GmbH. Cost of sales in the first quarter were $282 and $85 for the three months ended September 30, 2016 and 2015 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses decreased by $29,632 to $4,420 from $34,052 for the three month periods ending September 30, 2016 and 2015.  This decrease is mainly attributed to lower R&D expenses after the conclusion of the animal tests of our hemoglobin hyperpolymers. The company has no plans to start activities in this area within the near future again.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – For the three months ended September 30, 2016 and 2015 the combined general and administrative expenses and professional fees decreased by $63,858 from $138,760 mainly due to lower renumeration for general managemt and outside services.

INTEREST EXPENSE - Interest expenses for the three month period ended September 30, 2016 and 2015 were $1,782 and $1,401, an increase of $381.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to a loss of $67,900 compared to $150,328 for the three months ended September 30, 2016 and 2015 respectively. The loss per share for both periods was $(0.00).  Our consolidated net loss before non-controlling interest was $71,675, or $(0.00) per common share, for the three months ended September 30, 2016, compared to $162,827, or $(0.00) per common share, during the comparable period in our 2015 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2016, net cash used in operating activities increased $19,005 to $79,233, compared to $60,228 used in the previous year.  Major components of the decrease in the cash used included a decrease in the net loss from $(162,827) to $(71,675) from 2015 to 2016.

We had a working capital deficit of approximately $208,830 at September 30, 2016, a decrease of approximately $38,736 from June 30, 2016.

 At September 30, 2016 compared to June 30, 2016, we had cash of $100,122 compared to $70,074, prepaid expenses of $25,847 compared to $30,292 and accounts receivable of $460 compared $504. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

In July 2016, the Company sold 4,705,000 shares of its common stock for cash to three individuals at an average price of $0.011 per share for a total cash raise of $49,787. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In August 2016, the Company sold 4,000,000 shares of its common stock for cash to one individual at an average price of $0.014 per share for a total cash raise of $53,999. During the three months ended September 30, 2016, the Company issued 444,000 shares of its common stock for services valued at $1,820.No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to the period covered by this report, the Company sold 2,280,000 shares of its common stock for cash to four individuals at an average price of $0.079 per share for a total cash raise of $44,503. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2016 and the audited balance sheet as of June 30, 2016, the unaudited condensed consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015, and the unaudited condensed consolidated Statements of Cash Flows for the three month period ended September 30, 2016 and 2015, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: November 21, 2016

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer