Form 10-Q
period 2016-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2017-02-22
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes [  ]       No [X]

As of February 16, 2017, there were 181,761,503 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2016

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements ..............................................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	15
Item 4.	Controls and Procedures ........................................................................................................................	15
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	16
Item 1A.	Risk Factors...........................................................................................................................................	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	16
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	16
Item 5.	Other Information..................................................................................................................................	16
Item 6.	Exhibits..................................................................................................................................................	17

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

Our unaudited condensed consolidated balance sheet as of December 31, 2016 and the audited balance sheet as of June 30, 2016, our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended December 31, 2016, and 2015, and our unaudited condensed consolidated statements of cash flows for the three and six month periods ended December 31, 2016, and 2015 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2016	2016
CURRENT ASSETS	(unaudited)

Cash	$116,129	$70,074
Prepaid expenses and other assets	30,297	30,292
Tax refunds receivable	-	4,070
Accounts receivable, net	644	504
Note receivable, related party	5,652	5,479

Total Current Assets	152,722	110,419

PROPERTY AND EQUIPMENT, Net	-	-
OTHER ASSETS	13,116	-
TOTAL ASSETS	$165,838	$110,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$226,016	$208,891
Related party notes payable	110,940	110,940
Note payable	35,388	38,154
Other current liabilities	16,817	-
Total Current Liabilities	389,161	357,985

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 181,761,503 and 165,372,503 shares issued and
181,707,747 and 165,318,747 shares outstanding, respectively	32,636,227	32,392,657
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	124,912	122,789
Accumulated deficit	(36,878,435)	(36,669,318)
Total Sangui Biotech International, Inc's stockholders's deficit	376,645	340,069
Non-controlling interest	(599,968)	(587,635)

Total Stockholders' Equity (Deficit)	(223,323)	(247,566)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$165,838	$110,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
		(revised)		(revised)
REVENUES
Product sales	$25,797	$15,385	$35,508	$26,856

COST OF SALES	376	144	658	229

GROSS MARGIN	25,421	15,241	34,850	26,627

OPERATING EXPENSES
Research and development	3,908	1,455	8,328	35,507
Professional fees	129,480	59,902	169,190	156,145
General and administrative	40,755	42,048	75,947	84,565

Total Operating Expenses	174,143	103,405	253,465	276,217

OPERATING LOSS	(148,722)	(88,164)	(218,615)	(249,590)

OTHER INCOME (EXPENSE)
Gain in change in derivative liability	-	2,940	-	2,940
Amortization of debt discount	-	(2,706)	-	(2,706)
Gain on sale of interest in joint venture	-	6,844	-	6,844
Interest expense	(1,053)	(14,926)	(2,835)	(16,327)
Total other income (expense)	(1,053)	(7,848)	(2,835)	(9,249)

Loss before income taxes and non-controlling interest	(149,775)	(96,012)	(221,450)	(258,839)

Provision for income taxes	-	-	-	-

NET LOSS	(149,775)	(96,012)	(221,450)	(258,839)

Net loss attributable to non-controlling interest	8,558	6,154	12,333	18,653

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(141,217)	$(89,858)	$(209,117)	$(240,186)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(2,682)	22,880	2,123	29,787

COMPREHENSIVE INCOME (LOSS)	$(152,457)	$(73,132)	$(219,327)	$(229,052)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	176,861,943	150,450,626	173,617,871	149,111,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2016	2015
		(revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(221,450)	$(258,839)
Adjustments to reconcile net loss to net cash
used by operating activities:
Gain on change in derivative liability	-	(2,940)
Amortization of deferred finance fees	-	10,685
Common stock issued for services	9,620	-
Common stock issued for accrued interest	-	2,973
Amortization of debt discount	-	2,706
Changes in operating assets and liabilities
Trade accounts receivable	(170)	(16,860)
Advances to related parties	(470)	-
Prepaid expenses and other current assets	(1,482)	(120)
Tax refunds receivable	(9,296)	12,329
Accounts payable and accrued expenses	(1,898)	152,165
Related parties accounts payable	38,934	(92,050)
Net Cash Used in Operating Activities	(186,212)	$(189,951)

Proceeds from sale of interest in joint venture	-	6,844
Net Cash Used in Investing Activities	-	6,844

Common stock issued for cash	233,950	232,698
Net Cash Provided by Financing Activities	233,950	232,698

Effects of exchange rate	(1,683)	20,810

NET INCREASE (DECREASE) IN CASH	46,055	70,401
CASH AT BEGINNING OF PERIOD	70,074	17,672

CASH AT END OF PERIOD	$116,129	$88,073

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,542	$1,542
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible note and related derivative	$-	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2016

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2016 and June 30, 2016 and our unaudited consolidated statements of operations for the six month periods ended December 31, 2016 and 2015, were calculated as follows:

as of December 31, 2016	USD 1 : EUR 0.9501
as of June 30, 2016	USD 1 : EUR 0.9152
July 1 through December 31, 2016	USD 1 : EUR 0.9270
July 1 through December 31, 2015	USD 1 : EUR 0.932

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2016

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $36,878,435 as of December 31, 2016. The Company incurred an net operating loss of $218,615 during the six months ended December 31, 2016 and used cash in operating activities of $186,212 during the six months ended December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2016

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2016, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2016

(Unaudited)

indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 4 – DEBT

Notes Payable Related Parties

On March 6, 2015, the Company entered into a note payable with a shareholder for 100,000 Euros ($110,940 as of December 31, 2016). The note payable accrues interest at 5 percent per annum, is due on March 31, 2017 and is unsecured.  As of December 31, 2016, the note has an accrued interest balance of $10,155.

Notes payable

 On June 15, 2015 the Company entered into an unsecured note for 32,963 Euros and accrues interest annually at 4%.  The note was originally entered into with a related-party.  As of December 31, 2016, due to a change in nature of relationship with the note holder, the Company has discontinued recording it as a related party obligation.  As of December 31, 2016, the balance of the note $35,388.  The Company made an interest payment of $1,542 and as of period end, the outstanding accrued interest owed on the note was $573.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2016

(Unaudited)

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

On December 14, 2015, the Company issued 165,144 shares of common stock valued at $2,973 to pay the accrued interest on the note as interest expense. The change to a convertible note was treated as effective on December 9, 2015 and the value of the stock to be issued was included as accrued expense and interest was charged $4,954 during the quarter, based upon the trading value of the common stock at the date issued.  On January 5, 2016, $23,700 in principal and $301 in accrued interest was converted into 2,000,114 shares of common stock. In March 2016, the Company repaid the remaining principal of $26,300 and additional interest of $9,820.  As of December 31, 2016 and June 30, 2016, the outstanding balances were $0 and $0, respectively.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2016

(Unaudited)

NOTE 6 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued so far. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.  As of December 31, 2016 and June 30, 2016, the Company had 181,761,503 shares and 165,372,503 shares of common stock issued and 181,707,747 and 165,318,747 shares outstanding, respectively.

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. Under the terms of the EPA, the Company issued 208,333 shares pursuant to a put notice for $10,000 during the period ending December 31, 2015 (no shares during the year ended June 30, 2015). The put notice yielded $1,500 in cash against 37,037 of the 208,333 shares. In addition to these 37,037 shares, concurrent with the extension of the related $50,000 Convertible Promissory Note (see Note 5), the investor converted $2,973 in accrued interest into 165,144 shares leaving 6,152 shares held by the investor that are receivable by the Company.

During the six months ended December 31, 2016, the Company sold 15,555,000 shares of common stock to 9 individuals for $233,950 ($0.02 per share) and issued 834,000 shares for services valued at $9,620 ($0.01 per share).

NOTE 7– INVESTMENT IN JOINT VENTURE AND NOTE PAYABLE

During the six months ended December 31, 2015, the Company sold its interest in the Sastomed joint venture, for 6,250 Euros, resulting in a gain recorded in Other Income. The sale of the joint venture terminated the relationship with Sastomed. Accordingly, the note payable of $35,388, which was previously recorded as a related party note payable, is now classified as non-related party note payable. The note payable accrues interest at 4% annum and is due June 8, 2016.

NOTE 8 – REVISION FOOTNOTE

The Company identified an error relating to the loss recognized in connection to the sale of the Joint Venture as described in Note 7 for the six month period ended December 31, 2015. The effect of the error is an overstatement of the Company’s net loss by $194,871 for the six month period ended December 31, 2015.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued quarterly consolidated financial statements.  Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been restated as follows:

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2016

(Unaudited)

Effects on financials for the Period Ended December 31, 2015:

	Period Ended December 31, 2015
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised

Accumulated deficit	(36,614,356)	213,524	(36,400,832)
Accumulated Other Comprehensive Income	412,900	(213,524)	199,376
Total stockholders’ deficit	333,214	-	333,214

	For the Period Ended December 31, 2015
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised

Net gain (loss) on sale of joint venture	$ (188,027)	$ 194,871	$ 6,844
Net loss for the period	(453,710)	194,871	(258,839)
Net loss attributable to Common Shareholders	(435,057)	194,871	(240,186)
Net loss per share attributable to Sangui, Inc. common shareholders, basic and diluted	(0.00)	(0.00)	(0.00)
Foreign currency translation adjustments	243,311	(213,524)	29,787
Comprehensive income loss	(210,399)	(18,653)	(229,052)

Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net Loss	$ (453,710)	$ 194, 871	$(258,839)

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report

Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

Our focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in the case of chronic wounds.  We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing, is distributed by SastoMed GmbH, a former joint venture company in which we held a share of 25%, as global licensee under the Granulox brand name. Effective end of second quarter of our fiscal year 2016 we sold this stake to SanderStrohmann GmbH.

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

Also during the first quarter of our financial year 2015 we were notified that the period for objection against European Patent EP 2550973,Wound Spray“) elapsed without any objection being raised. The patent, therefore, has become effective and legally binding.

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

Sales of this series have remained at a low level. During the first quarter of the 2016 financial year we decided to decrease our operations in this particular segment and to abandon the patent protection for this range of products.

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

It has to be noted, however, that Granulox sales by our distribution partner SastoMed GmbH have become more volatile and declining from time to time.  We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

FINANCIAL POSITION

During the six months ended December 31, 2016, our total assets increased $55,419 from $110,419 at June 30, 2016 to $165,838 at December 31, 2016.  An increase in the cash on hand from June 30 2016, to December 31, 2016, of $46,055 was primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity (deficit) decreased by $24,242 from ($247,566) at June 30, 2016 to ($223,324) at December 31, 2016. The primary factor behind this was due to the issuance of stock for cash and services  for $243,570, and an increase to accumulated deficit of $209,117 as well as an increase in accumulated other comprehensive income due to movements in the foreign exchange rate.

RESULTS OF OPERATIONS

For the three-month and six-month period ended December 31, 2016 and 2015:

REVENUES – Revenues reported were $25,797 and $15,383 for the three months ended December 31, 2016 and 2015 respectively. For the six months ended December 31, 2016 and 2015 revenues were $35,508 and $26,854. Revenues increased by $10,412 and $8,652 for the three and for the six months ended December 31, 2016. The increase of $8,652 from the revenues in the comparable period of our 2016 financial year can be traced back to a increase in royalties from the licensing agreement with SastoMed GmbH. Cost of sales in the first quarter were $376 and $144 for the three months ended December 31, 2016 and 2015 respectively. Cost of sales for the first six months (first and second quarters of the 2017 financial year) amounted to $658 compared to $229 for the years ended 2016 and 2015.

RESEARCH AND DEVELOPMENT – Research and development expenses increased by $2,453 to $3,908 from $1.455 for the three periods ending December 31, 2016 and 2015. Research and development expenses decreased $27,179 to approximately $8,328 in the first half-year of our 2017 financial year from approximately $35,507 in the comparable period of the previous year.   This decrease is mainly attributed to lower R&D expenses after the conclusion of the animal tests of our hemoglobin hyperpolymers. The company has no plans to start activities in this area within the near future again.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – For the three months ended December 31, 2016 and 2015 the combined general and administrative expenses and professional fees increased by $68,285 from $101,950. Accumulated general and administrative expenses and professional fees increased $4,427 to approximately $245,137 in the half-year ended December 31, 2016, from approximately $240,710 in the respective period of the previous year, mainly due to costs for legal advice occurred during the three month period.

INTEREST EXPENSE - interest expenses for the three-month period ended December 31, 2016 and 2015 were $1,053 and $14,926, a decrease of $13,873. For the six months ended December 31, 2016 and 2015, interest expense decreased by $13,492 to $2,835 from $16,327.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to a loss of $(141,217) compared to a loss of $(89,858) for the three months ended December 31, 2016 and 2015 respectively and a loss of $(209,117)  compared to a loss of $(240,186) for the six month ended December 31, 2016 and 2015 respectively . The loss per share for both periods was $(0.00).

 Our consolidated net loss before non-controlling interest was $(149,775), or $(0.00) per common share, for the three months ended December 31, 2016, compared to $(96,012) or $(0.00) per common share, during the comparable period in our 2015 financial year. Our consolidated net loss before non-controlling interest was $(221,450), or $(0.00) per common share, for the six months ended December 31, 2016, compared to $(258, 839) or $(0.00) per common share, during the comparable period in our 2015 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2016, net cash used in operating activities decreased $3,739 to $186,212, compared to $189,951 in the corresponding period of the previous year mainly due to the decrease of the operating loss  of approximately $39,000 from a loss of $(258,839) in 2015 to a loss of $(221,450) in 2016; refunds and receivables which decreased from 2015 to 2016 yielding a reduction in cash flow of about $20,000 and a net decrease in accounts payable and related party obligations of approximately $(30,000).

We had a working capital deficit of approximately $236,440 at December 31, 2016, a decrease of approximately $11,126 from June 30, 2016.

 At December 31, 2016 compared to June 30, 2016, we had cash of $116,129 compared to $70,074, prepaid expenses of $30,297 compared to $30,292 and accounts receivable of $644 compared $504. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not aware of pending claims or assessments, which may have a material adverse impact on the Company’s financial position or results of operations.

Item 1a - Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the six months ended December 31, 2016, the Company sold 15,550,000 shares of common stock to 9 individuals for $233,950 ($0.01 per share). No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

During the six months ended December 31, 2016, the Company issued 834,000 shares for services valued at $9,620 ($0.17 per share).  No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2016 and the audited balance sheet as of June 30, 2016, the unaudited condensed consolidated Statements of Operations for the three and six month periods ended December 31, 2016 and 2015, and the unaudited condensed consolidated Statements of Cash Flows for the three month period ended December 31, 2016 and 2015, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: February 22, 2017

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer