Form 10-Q
period 2017-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2017-05-19
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes [  ]       No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

As of May 18, 2017, there were 181,761,503 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

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

Our unaudited condensed consolidated balance sheet as of March 31, 2017 and the audited balance sheet as of June 30, 2016, our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended March 31, 2017, and 2016, and our unaudited condensed consolidated statements of cash flows for the three and nine month periods ended March 31, 2017, and 2016 are attached hereto and incorporated herein by this reference.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2017	2016
CURRENT ASSETS	(unaudited)

Cash	$51,309	$70,074
Prepaid expenses and other assets	32,371	30,292
Tax refunds receivable	2,652	4,070
Accounts receivable, net	565	504
Note receivable, related party	5,737	5,479

Total Current Assets	92,634	110,419

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$92,634	$110,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$231,154	$208,891
Related party notes payable	106,830	110,940
Note payable	36,271	38,154
Related party accrued interest	11,121	-
Total Current Liabilities	385,376	357,985

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 181,761,503 and 165,372,503 shares issued and
181,707,747 and 165,318,747 shares outstanding, respectively	32,636,227	32,392,657
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	131,757	122,789
Accumulated deficit	(36,951,461)	(36,669,318)
Total Sangui Biotech International, Inc's stockholders's equity	310,464	340,069
Non-controlling interest	(603,206)	(587,635)

Total Stockholders' Equity (Deficit)	(292,742)	(247,566)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$92,634	$110,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Nine months Ended
	March 31,		March 31,
	2017	2016	2017	2016

REVENUES
Product sales	$11,678	$10,149	$47,186	$37,005

COST OF SALES	5	43	663	272

GROSS MARGIN	11,673	10,106	46,523	36,733

OPERATING EXPENSES
Research and development	3,409	1,701	11,737	37,208
Professional fees	47,730	68,761	216,920	71,649
General and administrative	36,188	11,164	112,135	248,986

Total Operating Expenses	87,327	81,626	340,792	357,843

OPERATING LOSS	(75,654)	(71,520)	(294,269)	(321,110)

OTHER INCOME (EXPENSE)
Gain in change in derivative liability	-	25,117	-	28,057
Amortization of debt discount	-	(47,294))	-	(50,000)
Gain on sale of interest in joint venture	-	-	-	7,091)
Gain on foreign exchange	4,364	-	4,364
Interest expense	(4,974)	(13,098)	(7,809)	(29,425)
Total other income (expense)	(610)	(35,275)	(3,445)	(44,277)

Loss before income taxes and non-controlling interest	(76,264)	(106,795)	(297,714)	(365,387)

Provision for income taxes	-	-	-	-

NET LOSS	(76,264)	(106,795)	(297,714)	(365,387)

Net loss attributable to non-controlling interest	3,238	3,280	15,571	(21,933)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(73,026)	$(103,268)	$(282,143)	$(343,454)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(6,845)	(156,583)	(8,968)	86,728

COMPREHENSIVE INCOME (LOSS)	$(79,871)	$(263,378)	$(291,111)	$(278,659)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	181,761,503	157,102,910	176,283,059	152,184,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297,714)	$(365,387)
Adjustments to reconcile net loss to net cash
used by operating activities:
Gain on change in derivative liability	-	(52,707)
Amortization of deferred finance fees	-	14,840
Derivative expenses		24,650
Common stock issued for services	9,620	-
Forgiveness of liabilities due to Company Director	-	23,181
Amortization of debt discount	-	50,000
Gain on foreign exchange	(4,110)	-
Changes in operating assets and liabilities
Trade accounts receivable	(79)	(17,254)
Advances to related parties	(465)	-
Prepaid expenses and other current assets	(3,174)	(4,438)
Tax refunds receivable	1,236	16,557
Accounts payable and accrued expenses	40,978	47,738
Related parties accounts payable	3,425	(92,050)
Net Cash Used in Operating Activities	(250,283)	$(354,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of interest in joint venture	-	6,897
Net Cash Used in Investing Activities	-	6,897

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	233,950	321,860
Payments on convertible note payable		(26,300)
Net Cash Provided by Financing Activities	233,950	295,560

Effects of exchange rate	(2,432)	86,527

NET INCREASE (DECREASE) IN CASH	(18,765)	34,144
CASH AT BEGINNING OF PERIOD	70,074	17,672

CASH AT END OF PERIOD	$51,309	$51,786

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,542	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible note and related derivative	$-	$50,000
Conversion of debt and accrued interest into common stock	-	$26,974
Change in derivate due to conversion	-	$21,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017 and June 30, 2016

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2017 and June 30, 2016 and our unaudited consolidated statements of operations for the nine month periods ended March 31, 2017 and 2016, were calculated as follows:

as of March 31, 2017	USD 1 : EUR 0.93067
as of June 30, 2016	USD 1 : EUR 0.9152
July 1 through March 31, 2017	USD 1 : EUR 0.9361
July 1 through March 31, 2016	USD 1 : EUR 0.883353

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017 and June 30, 2016

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $36,951,461 as of March 31, 2017. The Company incurred an net operating loss of $294,269 during the nine months ended March 31, 2017 and used cash in operating activities of $234,712 during the nine months ended March 31, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017 and June 30, 2016

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2017, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

March 31, 2017 and June 30, 2016

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

NOTE 4 – DEBT

Notes Payable Related Parties

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($106,830 as of March 31, 2017). The note payable accrues interest at 5 percent per annum, is due on May 31, 2017 and is unsecured.  As of March 31, 2017, the note has an accrued interest balance of $11,121.

Notes payable

 On June 15, 2015 the Company entered into an unsecured note for 32,963 Euros and accrues interest annually at 4%.  The note was originally entered into with a related-party.  As of March 31, 2017, due to a change in nature of relationship with the note holder, the Company has discontinued recording it as a related party obligation.  As of March 31, 2017, the balance of the note is $35,214.  The Company made an interest payment of $1,542 and as of period end, the outstanding accrued interest owed on the note was $773.  The combined principal and interst at March 31, 2017 is $36,271.

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued so far. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.  As of March 31, 2017 and June 30, 2016, the Company had 181,761,503 shares and 165,372,503 shares of common stock issued and 181,707,747 and 165,318,747 shares outstanding, respectively.

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. Under the terms of the EPA, prior to 2016, the Company issued 208,333 shares pursuant to a put notice for $10,000. The put notice yielded $1,500 in cash against 37,037 of the 208,333 shares. In addition to these 37,037 shares, the investor converted $2,973 in accrued interest related to a prior convertible note payable into 165,144 shares, leaving 6,152 shares held by the investor that are receivable by the Company as of March 31, 2107.

During the nine months ended March 31, 2017, the Company sold 15,555,000 shares of common stock to 9 individuals for $233,950 ($0.02 per share) and issued 834,000 shares for services valued at $9,620 ($0.01 per share).

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017 and June 30, 2016

(Unaudited)

NOTE 6– INVESTMENT IN JOINT VENTURE AND NOTE PAYABLE

During the nine months ended March 31, 2017, the Company sold its interest in the Sastomed joint venture, for 6,250 Euros, resulting in a gain recorded in Other Income. The sale of the joint venture terminated the relationship with Sastomed. Accordingly, the note payable and interest of $36,271, which was previously recorded as a related party note payable, is now classified as non-related party note payable. The note payable accrues interest at 4% annum and is due June 8, 2016.

NOTE 7 – SUBSEQUENT EVENTS

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

FINANCIAL POSITION

During the nine months ended March 31, 2017, our total assets decreased $17,785 from $110,419 at June 30, 2016 to $92,634 at March 31, 2017.  A decrease in the cash on hand from June 30 2016, to March 31, 2017, of $18,765 was primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity (deficit) increased by $45,176 from ($247,566) at June 30, 2016 to ($292,742) at March 31, 2017. The primary factor behind this was due to the issuance of stock for cash and services  for $243,570, and an increase to accumulated deficit of $282,143 as well as an increase in accumulated other comprehensive income due to movements in the foreign exchange rate.

RESULTS OF OPERATIONS

For the three-month and nine-month period ended March 31, 2017 and 2016:

REVENUES – Revenues reported were $11,678 and $10,149 for the three months ended March 31, 2017 and 2016 respectively. For the nine months ended March 31, 2017 and 2016 revenues were $47,186 and $37,005. Revenues increased by $1,529 and $10,181 for the three and for the nine months ended March 31, 2017. The increase of $10,181 from the revenues in the comparable period of our 2016 financial year can be traced back to a increase in royalties from the licensing agreement with SastoMed GmbH. Cost of sales in the third quarter were $5 and $43 for the three months ended March 31, 2017 and 2016 respectively. Cost of sales for the first nine months amounted to $663 compared to $272 in 2017 and 2016, respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses increased by $1,708 to $3,409 from $1,701 for the three-month periods ending March 31, 2017 and 2016. Research and development expenses decreased $25,471 to approximately $11,737 in the first nine months of our 2017 financial year from approximately $37,208 in the comparable period of the previous year.   This decrease is mainly attributed to lower R&D expenses after the conclusion of the animal tests of our hemoglobin hyperpolymers. The company has no plans to start activities in this area within the near future again.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – For the three months ended March 31, 2017 and 2016 the combined general and administrative expenses and professional fees increased by $3,993 from $79,925. Accumulated general and administrative expenses and professional fees increased $8,420 to approximately $329,055 in the nine months ended March 31, 2017, from approximately $320,635 in the respective period of the previous year, mainly due to costs for legal advice occurred during the nine month period.

INTEREST EXPENSE - interest expenses for the three-month period ended March 31, 2017 and 2016 were $4,974 and $13,098, a decrease of $8,124. For the nine months ended March 31, 2017 and 2016, interest expense decreased by $21,616 to $7,809 from $29,425. The decrease relates to the Company having an additional convertible note accruing interest, in the prior period.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to a loss of $(73,026) compared to a loss of $(103,268) for the three months ended March 31, 2017 and 2016 respectively and a loss of $(282,143) compared to a loss of $(343,454) for the nine month ended March 31, 2017 and 2016 respectively . The loss per share for both periods was $(0.00).

 Our consolidated net loss before non-controlling interest was $(76,264), or $(0.00) per common share, for the three months ended March 31, 2017, compared to $(106,795) or $(0.00) per common share, during the comparable period in our 2016 financial year. Our consolidated net loss before non-controlling interest was $(297,714), or $(0.00) per common share, for the nine months ended March 31, 2017, compared to $(365,387) or $(0.00) per common share, during the comparable period in our 2016 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2017, net cash used in operating activities decreased $104,587 to $250,283, compared to $354,870 in the corresponding period of the previous year mainly due to the decrease of the operating loss  of approximately $37,673 from a loss of $(365,387) in 2016 to a loss of $(297,714) in 2017; refunds and receivables which decreased from 2017 to 2016 yielding a reduction in cash flow of approximately $20,000 and a net decrease in accounts payable and related party obligations of approximately $(95,000).

We had a working capital deficit of approximately $292,742 at March 31, 2017, a decrease of approximately $45,176 from June 30, 2016.

 At March 31, 2017 compared to June 30, 2016, we had cash of $51,309 compared to $70,074, prepaid expenses of $32,371 compared to $30,292 and accounts receivable of $565 compared $504. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2017 and the audited balance sheet as of June 30, 2016, the unaudited condensed consolidated Statements of Operations for the three and nine month periods ended March 31, 2017 and 2016, and the unaudited condensed consolidated Statements of Cash Flows for the three month period ended March 31, 2017 and 2016, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: May 19, 2017

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer