Form 10-K
period 2017-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2017-10-16
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business  day of the registrant’s most recently completed second fiscal quarter was $3,044,690.

The number of shares of the Registrant's common stock issued and outstanding on October 13, 2017 was 187,261,503.

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

Until the end of its fiscal year 2003, SGBI's business operations were conducted through the wholly owned subsidiaries. During the first quarter of the 2003 fiscal year, SBT sold its assets, and commenced a wind-down of its U.S. business operations. SBT was merged with and into SGBI effective December 31, 2002. Gluko AG was merged with Sangui GmbH effective June 30, 2003.

Sangui BioTech GmbH, the only remaining subsidiary of SGBI, develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof. Sangui GmbH has also developed an anti-aging cosmetic line and a number of related products aimed at improving oxygen supply to the skin. Enhanced oxygen supply is the key to improved wound healing; therefore the Company has extended its product portfolio to contain wound pads and other wound management products. The facilities of Sangui GmbH are located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany.

To date, neither SGBI nor its subsidiary has had profitable operations. The Company has never been profitable, and through June 30, 2017, SGBI's accumulated deficit has exceeded $36.9 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations.

Given the Company’s business strength is primarily in research and product development, we have decided to partner with established distribution entities who license our marketable products, or those products that are close to market entry, for sale to end users. In pursuit of this strategy we have licensed the most promising product, a hemoglobin based wound spray technology to Sastomed GmbH, a former joint venture of SGBI, for distribution in several European , Latin American and Asian countries. In addition, we are entering the preclinical testing of hemoglobin based artificial oxygen carriers aiming at the remediation of ischemic conditions in human patients.

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

In addition, we have developed external applications of oxygen transporters, in the medical and cosmetic fields, in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin.

A wound dressing that shows outstanding properties in the support of wound healing is distributed by SastoMed GmbH, under the Granulox brand name. Sastomed GmbH when initially formed was a joint venture company in which SGBI held 25% ownership. Our 25% stake was sold to the joint venture partner effective December 31, 2015.

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

During the third quarter of our 2013 financial year, the company had a feasibility study prepared by external experts inquiring into market potentials and further preclinical and clinical development requirements. The study came to the conclusion that an approval of Sangui's hemoglobin hyperpolymers as a blood additive appears possible, expedient and promising.

During the fourth quarter of our 2014 financial year, the company filed a patent application aimed at significantly expanding the protection of our hemoglobin formulations. It will encompass a greater array of ischemic conditions of the human body, an example of which would be the case of severe dysfunctions of the lung.

During the first quarter of our 2015 financial year, we began, together with Excellence Cluster Cardio-Pulmonary System (ECCPS) and TransMIT Gesellschaft für Technologietransfer mbH (TransMIT), to investigate therapeutic approaches to treating septic shock and acute respiratory distress syndrome (ARDS). The approach adopted by Sangui, ECCPS and TransMIT presupposes that self-perpetuating septic shock, that has so far been highly resistant to treatment, can be interrupted by Sangui's artificial hemoglobin-based oxygen carrier, which would ultimately lower mortality rates. The preclinical trials commenced at ECCPS are investigating the effect of various hemoglobin preparations on the oxygen supply of a number of organs in septic shock models and ARDS.

Also, during the first quarter of our 2015 financial year, we were notified that the period for objection against European Patent EP 2550973 (“Wound Spray”) elapsed without any objection being raised. The patent, therefore, has become effective and legally binding.

During the second quarter of our 2015 financial year, the first phase of preclinical trials was concluded successfully. It was successfully demonstrated that applying an oxygen-carrying liquid (the hemoglobin hyperpolymer formulation SBT102) in the abdomen did significantly improve the oxygen supply to the intestines. The restoration of intestinal oxygenation will have an impact on tissue integrity and ultimately on patient survival.

During the third quarter of our 2015 financial year, the preclinical trials were concluded successfully, and the final results did fully confirm the interim results obtained in the second quarter.

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

Our nano-emulsion-based preparations have been designed to support the regeneration of the skin by improving its oxygen supply. The products were thoroughly tested by an independent research institute and received top marks for skin moisturizing, and enhanced skin elasticity, respectively.

Sales of these preparations remained at a low level across the years. After the end of the 2015 fiscal year we decided to discontinue our operations in this particular segment and to abandon the patent protection for this range of products.

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

Hemoglobin Based Wound Spray Technology

SanguiBioTech GmbH has developed a novel medical product aimed at the healing of chronic wounds. Chronic wounds are a medical problem of increasing importance as they originate from widespread and increasingly common risk factors such as diabetes and obesity, as well as other personal lifestyle choices like smoking. A lack of oxygen supply to the cells in the wound ground is the main reason why these wounds lose their ability to self heal. Based on our concept of artificial oxygen carriers, our Hemospray wound spray product bridges the watery wound surface and permits an enhanced afflux of oxygen to the wound ground.

In December 2010, SanguiBioTech GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany. Under the name of SastoMed GmbH this enterprise was in charge of obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union. SanguiBioTech GmbH has granted SastoMed GmbH global distribution rights for its Hemospray product.

The basic terms of the licensing contract agreement are that SanguiBioTech GmbH is awarded a fixed licensing fee as a percentage of the external revenues received from sales of the Granulox product (based on SastoMed selling prices). The percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries and thus well above the average licensing rate of 7.5% of sales revenues as calculated by market analysts. In addition and complementing this basic agreement, the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed have exceeded €50,000,000.

In September 2011, the Mexican Health Authorities registered the entire current range of Sangui wound management products and thus granted the authorization to apply and sell these products on a nationwide level.

On April 5, 2012, SastoMed GmbH notified SanguiBioTech GmbH that the wound spray product was granted a certification as class III medical product. The CE mark according to sections 6 and 7 of the German Medical Devices Act authorizes production, distribution and sales of the product in all member countries of the European Union. Sales of the product by SastoMed GmbH under the brand name “Granulox” started in Germany on April 16, 2012; other markets will be addressed in due course.

In December 2012, actual distribution of the product was initiated in Mexico under the management of SastoMed GmbH and their local distribution partner Bio-Mac Pharma. International distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and South Eastern Europe.

In May 2013, the Company declared in the course of the filing of its nine month report on form 10-QSB that it now expects the Granulox market entry phase to last longer than initially expected.

Since December 2013, international distribution outside Germany was initiated in collaboration with local partners in more than 40 countries in Europe and Latin American.

Effective December 31, 2015, Sangui BioTech GmbH sold its 25 % stake in Sastomed GmbH to SanderStrohmann GmbH. Also effective December 31, 2015, SanderStrohmann GmbH increased the capital of Sastomed GmbH by €500,000 to strengthen the capital base of Sastomed GmbH.

It has to be noted, however, that Granulox sales by our distribution partner SastoMed GmbH have become more volatile and declining from time to time. We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development projects, and all the most important modifications and improvements thereto. As of June 30, 2017 SanguiBioTech GmbH had been granted patents from 4 patent families, furthermore, it has applied for additional patents. 4 of the patents have been filed in the United States of America (US), and 4as international patent applications with the European Patent Office (EP). Validation of EP patents in all cases includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company. In the fiscal year, two patents in the USA expired and two more were abandoned.

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

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $16,530 and $37,780 during the fiscal years ended June 30, 2017 and 2016, respectively.

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

Dependence on Major Customers

As of June 30, 2017 and June 30, 2016, the majority of revenues and trade receivables were generated by SastoMed GmbH, the licensee of the global distribution rights of the Sangui developed wound spray technology known as Granulox.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2017 the Company, and our subsidiary, had one fulltime employee, who was not involved in research and development. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

Early stage of the Company and its products

We have generated limited revenue from operations, and may not generate any significant or sufficient revenue from its current operations to continue future operations. A very limited number of our products are currently in the marketplace. However, to achieve profitable operations, either alone or with others, we must successfully initiate and maintain sales and distribution of our products. The time frame necessary to achieve market success for any individual product is uncertain. There can be no assurance that our efforts will be successful, or that any of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customer, as well as distribution approval.

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

Uncertainty of future profitability

We will require the commitment of substantial resources to increase our advertising, marketing and distribution of our existing products. While we believe that the additional advertising, marketing and distribution will further enhance our profitability, there can be no assurance our products will meet the expectations and effectiveness required to be competitive in the market place, and that we will enter into arrangements for commercialization, market our products successfully, or achieve customer acceptance.

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

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but it may take time to implement them fully as a public company. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Lack of Commercial Manufacturing and Marketing Experience

We have not yet manufactured products in commercial quantities. The Company and its manufacturing contractors and partners will be engaged in manufacturing pharmaceutical products which will be subject to stringent regulatory requirements. No assurance can be given that we, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. The Company and our subsidiary have limited experience in the sales, marketing and distribution of products. There can be no assurance that we will be able to establish sales, marketing and distribution capabilities or make arrangements with collaborators, licensees or others to perform such activities or that such effort will be successful.

The manufacture of the products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA or similar regulatory bodies under the law of the respective countries. Typically, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA or similar regulatory bodies under the law of the respective countries.. For these reasons, we would not be able to quickly replace its manufacturing capacity if one of our manufacturing contractors or partners were unable to use their manufacturing facilities as a result of a fire, natural disaster, equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's Good Manufacturing Practice (“GMP”) requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity to manufacture their products would have a material adverse effect on our business and results of operations.

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

Hazardous Materials and Environmental Matters.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, generation, manufacturing, storage, handling, and disposal of such materials and certain waste products. Although we do not currently manufacture commercial quantities of product candidates, we produce limited quantities of such products for clinical or preclinical trials or comparable laboratory testing necessary for research or product development and we may eventually intend to manufacture commercial quantities of our products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Medical Products Quality Management System), the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations.

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

Risks Related to Our Securities

Trading and limited market

At the present time, the Company’s common stock is traded on the OTCQB under the symbol SGBI. There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained. If  such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock may adversely affect prevailing market prices  for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for resale of our Common Stock under Rule 144, certain criteria must be met.There is no assurance that investors will  be able to rely on its provisions of Rule 144 now or in the future.

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

ITEM 2.

PROPERTIES

The Company leases its office and laboratory facilities on a month to month basis and is housed in approximately 3,050 square feet based in the Forschungs und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense was approximately $45,831 and $53,927 during the years ended June 30, 2017 and 2016, respectively.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2017, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hanover stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2017	$	$
Quarter ended September 2016	0.01	0.0027
Quarter ended December 2016	0.045	0.006
Quarter ended March 2017	0.039	0.02
Quarter ended June 2017	0.045	0.022
2016	$	$
Quarter ended September 2015	0.09	0.035
Quarter ended December 2015	0.035	0.02
Quarter ended March 2016	0.018	0.002
Quarter ended June 2016	0.004	0.027

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

Holders

 At June 30, 2017, the number of record holders of the Company's common stock was approximately 891.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2017, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,000,000	$0.21	0
Equity compensation plans not approved by stockholders	0	0.00	0
Total	0	$0.00	0

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

Recent Sales of Unregistered Securities

On May 19, 2017, the Company issued 480,000 restricted shares of its common stock upon receipt of a capital contribution of approximately $ 11,200 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On June 06, 2017, the Company issued 2,400,000 restricted shares of its common stock upon receipt of capital contributions of approximately $56,725 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On June 12, 2017, the Company issued 240,000 restricted shares of its common stock upon receipt of capital contributions of approximately $5,676 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

Subsequent to the year ended June 30, 2017, the Company issued 1,190,000 shares of its common stock for cash to one individuals at a stock price of $0.0249 No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2017. The following are our critical accounting policies:

Revenue Recognition

The Company derives revenue primarily from licensing fees on sales of its wound spray product as well as from the sale of its cosmetics products.

The Company is presently entitled to royalties on net sales of the wound spray product. The licensing fees are invoiced on a quarterly basis and are recognized as revenues during the quarter for which the sales were reported by the licensee.

The majority of the Company’s sales of cosmetics products are generated via online orders, with credit card payment. The Company recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured, generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return. As warranted the Company accrues an estimated amount for sales returns and allowances at the time of sale based on its ability to estimate sales returns and allowances using historical information. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $16,530 and $37,780 during the fiscal years ended June 30, 2017 and 2016, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit).  For the periods ending June 30, 2017 and 2016, the Company recognized foreign currency translation loss of $(562) and loss of $(46,800)

The exchange rates used to calculate values and results for the years ended June 30, 2017 and 2016 were as follows (USD):

	Year-end Rates	Average Period Rates
June 30, 2017	0.876355	0.9177
June 30, 2016	0.90104	0.9005

FINANCIAL POSITION

Our current assets decreased by $16,646, or 15%, from $110,419 at June 30, 2016 to $93,773 at June 30, 2017. The decrease is primarily attributable to a decrease in cash.

Our net property and equipment $-0- at June 30, 2017 and at June 30, 2016. There were no investments in net property and equipment during the 2017 fiscal year.

We funded our operations primarily through sales of unregistered securities. The Company’s stockholders’ deficit was decreased from $247,566 at June 30, 2016 to $260,523 as of June 30, 2017. The primary reason for the increase in the deficit was issuance of common stock totaling approximately $317,189, offset by the net loss of $308,980 and the loss on foreign currency translation of $562.

REVENUES. Revenues increased 41% to $67,653 during the year ended June 30, 2017 from $48,009 in the previous fiscal year. This increase is due primarily to a rise in income from royalties due from sales of the wound spray product. We incurred Cost of Sales totaling $693 during the 2017 fiscal year, a 137% increase from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $16,530 during the year ended June 30, 2017 from $37,780 during the 2016 fiscal year. This decrease is due to the fact that the company stopped research activities for the artificial oxygen carriers during the 2017 fiscal year.

OTHER OPERATING EXPENSES. Professional fees for 2017 increased to $225,901 from $145,619 in 2016 due to increased accounting and legal fees. General and administrative expenses decreased by $83,893, due to a decrease in patent fees, rent expense, and consulting projects. Overall Total Operating Expenses decreased by $24,861 or 6%.

OTHER INCOME (EXPENSE). Other expense decreased by $72,649 from 2016 to $12,807 in 2017. The decrease relates to a decrease in interest expense of $60,624, a decrease in amortization of the debt discount of $50,000, and a decrease in gain on the derivative of $28,000 valuation and approximately a $7,000 gain on the sale of the JV interest.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $ 308,980 or $0.00 per common share in 2017, as compared to $422,271 or $0.00 per common share in 2016.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2017, net cash used in operating activities decreased to $323,103 from $394,757 for the year ended June 30, 2016, primarily related to the reduced net loss for the year offset by loss on equity investment and note receivable.

For the year ended June 30, 2016, net cash provided by investing activities amounted to $6,941. In the 2017 fiscal year investing activities provided cash in the amount of $0.  The reduction in proceeds arising from investing activities is due to a one year collection of notes receivable in 2016 compared to the proceeds received in 2017 from the Company’s interest in a joint venture.

For the year ended June 30, 2017, net cash provided by financing activities decreased from $428,366 received during the fiscal year 2016 to net proceeds of $307,590 received in fiscal year 2017.  The decrease came about due to a reduction of proceeds arising common stock issued.

We had net working capital deficit of $ 260,523 at June 30, 2017, compared to a deficit of $247,566 at June 30, 2016.   The Company had a decrease in cash, prepaid expenses and accounts receivable when compared to prior year.  While accounts payable and accrued expensed increased from prior year, there was an overall decrease in related party payables, note payables and notes payables related parties when compared to prior year.

The Company incurred a net loss applicable to common stockholders of $308,980 and used cash in operating activities of $323,103 for the year ended June 30, 2017. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sales of our cosmetics products have declined during the fiscal year 2016, due to lack of demand. Currently, it is the core strategy of the Company to license its technologies to industry partners.  The current state of the sales efforts, in particular with regard to the Granulox product, distributed by our former joint venture partner, SastoMed, GmbH, has induced management to believe that income from these agreements can reasonably be anticipated to begin during the 2018 fiscal year. The Company will need substantial additional funding to fulfill its business plan. The Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

SANGUI BIOTECH INTERNATIONAL, INC.

 Table of Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets – June 30, 2017 and 2016

F-2

Consolidated Statements of Operations and Comprehensive Loss  for the years ended

 June 30, 2017 and 2016

F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

June 30, 2017 and 2016

F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

F-5

Notes to Consolidated Financial Statements

F-6

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sangui Biotech International, Inc.

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (“The Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangui Biotech International, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred accumulated losses and a working capital deficit as of June 30, 2017, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the footnotes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

October 16, 2017

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2017	2016
CURRENT ASSETS

Cash	$56,990	$70,074
Prepaid expenses and other assets	26,662	30,292
Tax refunds receivable	3,183	4,070
Accounts receivable, net	468	504
Note receivable - related party	6,470	5,479

Total Current Assets	93,773	110,419

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$93,773	$110,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$188,855	$200,446
Related party payables	12,214	8,445
Note payable	39,118	38,154
Notes payable - related party	114,109	110,940
Total Current Liabilities	354,296	357,985

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares authorized,
184,935,259 and 165,426,259 shares issued and
184,881,503 and 165,372,503 shares outstanding, respectively	32,709,868	32,392,657
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income (loss)	122,227	122,789
Accumulated deficit	(36,978,298)	(36,669,318)
Total Sangui Biotech International, Inc's stockholders's deficit	347,738	340,069
Non-controlling interest	(608,261)	(587,635)

Total Stockholders' Equity (Deficit)	(260,523)	(247,566)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$93,773	$110,419

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended
	June 30,
	2017	2016

REVENUES
Product sales	$67,653	$48,009

COST OF SALES	693	293

GROSS MARGIN	66,960	47,716

OPERATING EXPENSES
Research and development	16,530	37,780
Professional fees	225,901	145,619
General and administrative	141,328	225,221

Total Operating Expenses	383,759	408,620

OPERATING LOSS	(316,799)	(360,904)

OTHER INCOME (EXPENSE)
Gain in change in derivative liabilities	-	28,057
Amortization of debt discount	-	(50,000)
Interest expense	(9,211)	(69,835)
Gain on sale of joint venture	-	6,322
Loss on foreign currency exchange	(3,596)	-

Total other income (expense)	(12,807)	(85,456)

Loss before income taxes and non-controlling interest	(329,606)	(446,360)

Provision for income taxes	-	-

NET LOSS	(329,606)	(446,360)

Less: Net loss attributable to non-controlling interest	(20,626)	(24,089)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(308,980)	$(422,271)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(562)	(46,800)

COMPREHENSIVE INCOME (LOSS)	$(309,542)	$(493,160)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	178,461,623	154,807,880

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, June 30, 2015	148,103,056	$31,932,726	$4,621,430	$(339,387)	$169,589	$(563,546)	$(36,160,646)	$(339,834)

Common shares issued for accrued interest	190,228	3,275	-	-	-	-	-	3,275
Common shares issued for conversion of debt	1,975,030	23,700	-	-	-	-	-	23,700
Common shares issued for cash	15,061,000	431,456		-	-	-	-	431,456
Common shares issued for Financing agreement	43,189	1,500		-	-	-	-	1,500
Forgiveness of related party liabilities	-	-	23,316	-	-	-	-	23,316
Derivative adjustment in conversion	-	-	21,943	-	-	-	-	21,943
Treasury Stock sold	-	-	(153,361)	320,000	-	-	(86,401)	80,238
Currency translation adjustment	-	-	-	-	(46,800)	-	-	(46,800)
Net loss for the year ended June 30, 2016	-	-	-	-	-	(24,089)	(422,271)	(446,360)
Balance, June 30, 2016	165,372,503	$32,392,657	$4,513,328	$(19,387)	$122,789	$(587,635)	$(36,669,318)	$(247,566)

Common stock issued for cash	18,675,000	$307,590	$-	$-	$-	$-	$-	$307,591
Common stock issued for services	834,000	9,620	-	-	-	-	-	9,620
Currency translation adjustment	-	-	-	-	(562)	-	-	562
Net loss for the year ended June 30, 2017	-	-	-	-	-	(20,626)	(308,980)	(329,606)
Balance, June 30, 2017	184,581,503	$32,709,868	$4,513,328	$(19,387)	$122,227	$(608,261)	$(36,978,298)	(260,523)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(329,606)	$(446,360)
Adjustments to reconcile net loss to net cash
used by operating activities:
Gain on change in derivative liability	-	(28,057)
Amortization of deferred finance fees	-	50,000
Amortization of debt discount	-	50,000
Common stock issued for services	9,620	-
Foreign currency transaction gain/loss	3,169	-
Changes in operating assets and liabilities
Trade accounts receivable	48	(6,989)
Prepaid expenses and other current assets	4,294	7,040
Tax refunds receivable	929	12,619
Related party receivables	(803)	-
Accounts payable and accrued expenses	(14,546)	69,683
Related parties accounts payable	3,792	(102,693)
Net Cash Used in Operating Activities	(323,103)	(394,757)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of interest in joint venture	-	6,941
Net Cash Provided by Investing Activities	-	6,941

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from resell of treasury stock	-	22,210
Prepayment of convertible debt	-	(26,300)
Proceeds from common stock issued	307,590	432,456
Net Cash Provided by Financing Activities	307,590	428,366

EFFECTS OF EXCHANGE RATE	2,428	11,352

NET INCREASE (DECREASE) IN CASH	(13,084)	52,402
CASH AT BEGINNING OF PERIOD	$ 70,074	17,672

CASH AT END OF PERIOD	$56,990	$70,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,542	$9,820

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible note and related derivative liability	$-	$50,000
Conversion of debt and interest into common stock	$-	$26,474
Change in derivative due to conversion	$-	$21,943
Treasury stock reissued	$-	$320,000
Forgiveness of liabilities owed to Director	$-	$23,329

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Sangui BioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body such as wound management products in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan (a natural polymer), artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) and cosmetics. The cosmetics products are currently being sold via the Company’s internet shop, yielding a small amount of revenues. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners in exchange for royalties. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and of preparing its market entry in several other European countries and Mexico. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25 percent share of all future profits of the joint venture. Effective December 31, 2016 the Company sold its 25% share of the joint venture to its co-partner.

Going Concern

The Company incurred a net loss attributable to common stockholders of $308,980 and used cash in operating activities of $323,103 for the year ended June 30, 2017. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. The Company plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

June 30, 2017 and 2016

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

Risks and Uncertainties

The Company's line of future pharmaceutical and cosmetic products (artificial oxygen carriers or blood substitute and additives) as well as other medical products being developed by Sangui BioTech GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceutical products will be subject to stringent regulatory requirements because they are in vivo products for humans. The Company and its subsidiaries have limited experience in obtaining regulatory clearance on these types of products. Therefore, the Company could be subject to risks of delays in obtaining or failing to obtain regulatory clearance.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. All equity account balances have been translated at the historical rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2017 and 2016, the Company recognized a loss on translation adjustment in the amount of $562 and a loss of $46,800, respectively. There were no gains or losses resulting from foreign currency transactions as of June 30, 2017 and 2016.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2017 and 2016, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2017	0.876355	0.917966
June 30, 2016	0.90219	0.901220

Pursuant to ASC 830-20-35, Foreign Currency Matters, the Company accounts for the translation of transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2017 and 2016.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2017 and 2016 was $0 and $0, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2017 and 2016, management of the Company believes that no impairment has been indicated. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

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

June 30, 2017 and 2016

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest and generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable..  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the years ended June 30, 2017 and 2016, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time.  As of June 30, 2017 and 2016, all inventory balances had been reserved against in full.

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

June 30, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted ASC 740 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2017 and 2016, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2017 and 2016.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $16,530 and $37,780 during the fiscal years ended June 30, 2017 and 2016, respectively.

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2017 and 2016, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

The Company adopted ASC 280, "Disclosures about Segments of an Enterprise and Related Information." ASC 280 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2017 and 2016, the Company has one business segment, which is includes the manufacturing and sales of its wound treatment and cosmetic products as well as the licensing of business partners to do the same.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2017 and 2016, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

The Company entered into an agreement which is cancellable by either party, with 14 days written notice.  The agreement includes payments to its joint venture partner (SastoMed GmbH) by the Company of $7,760 per month for research and development consulting services. The agreement was terminated September 30, 2016.

On June 9, 2015, the Company entered into a note payable with the Joint Venture for 32,863 Euros.  The note payable accrues interest at 4% annum and is due June 30, 2018.

Effective December 31, 2015 the company sold its interest in the SastoMed joint venture for Euro 6,250, resulting in a gain reported in Other Income of $6,936. The sale of the joint venture terminated the relationship with SastoMed however, the licensing agreement is still in effect. Accordingly the note payable of 34,282 Euros, which was previously recorded as a related party note payable, is now reclassified as non-related party note payable.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2017 and 2016:

	June 30,
	2017	2016
Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	311,371	311,371
Total property and equipment	1,237,886	1,237,886
Less accumulated depreciation and amortization	(1,237,886)	(1,237,886)
Total property and equipment, net	$-	$-

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2017 and 2016, the Company has recorded $12,214 and $8,445, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for $108,500.  On May 31, 2016, the note payable and accrued interest were transferred to the Company Director. The note payable accrues interest at 5 percent per annum, is due on June 30, 2018 and is unsecured. The balance of this note is $114,109, (translated into US dollars as of June 30, 2017).

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2017 and 2016 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with no par value. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Issuances

During the year ended June 30, 2017 the Company issued 834,000 shares of common stock for services at an average of $0.0115 per share for a total cost of $9,620. In addition, the Company issued 18,675,000 shares of common stock for cash at an average of $0.0165 per share, yielding total cash proceeds of $307,590. The shares issued for services were valued at the trading price of the common stock on the date the shares were issued.

During the year ended June 30, 2016 the Company issued 15,061,000 shares of common stock for cash at an average of $0.03 per share, yielding total cash proceeds of $431,456.  In addition, the company issued 1,975,030 shares of common stock for the conversion of an interest-bearing payable ($23,700) and 190,228 shares of common stock for interest ($3,275) on the payable.

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

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2017 and 2016, and during the years ended June 30, 2017 and 2016, no options were issued or outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 6 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2017 and 2016 respectively, since the Company incurred net operating losses through June 30, 2017.

Income tax expense for the years ended June 30, 2017 and 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as follows:

	June 30,	June 30,
	2017	2016
Income tax benefit at U.S. federal statutory rates	$(105,053)	$(143,572)
Effect of:
Change in derivative liability	-	9,539
Loss on sale of asset	-	2,358
Increase (decrease) in valuation allowance	-	131,675
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2017 and 2016 are presented below:

	June 30,	June 30,
	2017	2016
Deferred tax assets
Net operating losses	$(12,543,245)	$(12,438,182)
Common stock issued for services	210,918	210,918
Debt issued for financing costs	17,000	17,000
Impairment of related party receivables	436,399	436,399
Change in derivative liability	9,539	9,539
Gain on sale of assets	2,358	2358
Increase (decrease) in valuation allowance	11,867,031	11,761,978
Net deferred taxes	$-	$-

As of June 30, 2017, the Company had net operating loss carryforwards of approximately $12.5 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2017 and 2030. The foreign net operating loss carryforwards do not have an expiration period.

NOTE 6 - INCOME TAX PROVISION (CONTINUED)

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2012 through 2016 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2017 and 2016.

Leases

The Company leases office facilities from an unrelated third party at Euro 3,701 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 669 Euros per month beginning August 2015 expiring August 2018.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2017 and 2016. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2017 and 2016, respectively, the Company issued no shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued as of June 30, 2017.

NOTE 9 – NOTE PAYABLE

On May 11, 2015, the Company entered into an unsecured note payable for $50,000 (related to the EPA previously disclosed in note 5) due on November 30, 2015 with interest accruing at 10% annually. During the year end June 30, 2016 the investor converted $23,700 of the note into 1,975,030 shares. The remaining amount of $26,300 was paid in March of 2016.

On June 9, 2015, the Company entered into a note payable with the Joint Venture for 32,863 Euros (see note 2).  The note payable accrues interest at 4% annum and is due June 30, 2018.   Accordingly the note payable and accrued interest of 34,282 Euros, which was previously recorded as a related party note payable, is now reclassified as non-related party note payable.   The principal and accrued interest of the note at June 30, 2017 was $39,119.

F-16

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2017, the Company issued 2,380,000 shares of common stock for cash at $0.025 per share to one investor, yielding total cash proceeds of $59,398.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2017, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2017, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

The directors as of June 30, 2017 were as follows:

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	61	Non-Executive Director	Dec 18, 2008

Thomas Striepe	55	CEO & CFO	Feb 7, 2005

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

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2017, are set out below:

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2017, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)

Thomas Striepe Chief Executive Officer Chief Financial Officer	2017 2016	0 0	- -	- -	- -	0 0

Hubertus Schmelz(2)	2017 2016	0 0	- -	- -	- -	0 0

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD using the average exchange rate of the period July 1 through June 30 for each year.

(2) Hubertus Schmelz serves as the Chief Executive Officer of the Company’s 90% owned subsidiary, Sangui Biotech, GMBH.

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

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the fiscal year ended December 31, 2017.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2017, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Wolfgang Jensen Am Berge 9 21376 Eyendorf Germany	19,300,000	10.4%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	14,377,026	7,8%

Common Stock	SanderStrothmann GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	8,406,838	4,5%

Security Ownership of Management

The following table sets forth, as of June 30, 2017, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	1,350,000	0.7%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	14,377,026	7,8%

Common Stock	All Officers and Directors as a Group (2 persons)	15,727,026	8,5%

Percentages are calculated on the basis of 184,881,503 shares issued on June 30, 2017.

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

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2017 and 2016.

As of June 30, 2017 and 2016, the Company has recorded $8,445 and $8,445, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for 100,000 Euros. The note is remeasured period to period. On May 31, 2016 the note payable and accrued interest were transferred to a Company Director.  The note payable accrues interest at 5 percent per annum, is due on June 30, 2018 and is unsecured. The balance of this note is $114,109 at June 30, 2017.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2016 and 2017 were Sadler, Gibb & Associates, LLC.

(a)

Audit Fees. For the fiscal year ended 2017, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $24,000

(in $)	2017	2016
Audit Fees	24,000	24,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

For the fiscal year ended 2017, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $24,000.

(b)

Audit-Related Fees. For the fiscal year ended 2017 and 2016 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)

Tax Fees. For the fiscal years ended 2017 and 2016 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2017 and 2016.

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Financial Officer	October 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	October 16, 2017

/s/ Hubertus Schmelz Hubertus Schmelz	Director	October 16, 2017