Form 10-Q
period 2017-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2017-11-20
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes [  ]       No [X]

As of November 20, 2017, there were 188,451,503 shares of the issuer's Common Stock, no par value, issued and outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2017

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

Our unaudited condensed consolidated balance sheet as of September 30, 2017 and the audited balance sheet as of June 30, 2017 our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three month period ended September 30, 2017, and 2016, and our unaudited condensed consolidated statements of cash flows for the three month period ended September 30, 2017, and 2016 are attached hereto.

1

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2017	2017
CURRENT ASSETS

Cash	$52,072	$56,990
Prepaid expenses and other assets	23,905	26,662
Tax refunds receivable	4,685	3,183
Accounts receivable, net	485	468
Note receivable, related party	6,700	6,470

Total Current Assets	87,847	93,773

PROPERTY AND EQUIPMENT, Net	-	-
OTHER ASSETS	-	-
TOTAL ASSETS	$87,847	$93,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$206,213	$188,855
Related party payables	14,137	12,214
Note payable	39,339	39,118
Notes payable - related party	118,162	114,109
Total Current Liabilities	377,851	354,296

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares
authorized, 187,207,746 and 184,935,259 shares issued and
187,261,503 and 184,881,503 shares outstanding, respectively	32,769,263	32,709,868
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	97,502	122,227
Accumulated deficit	(37,038,643)	(36,978,298)
Total Sangui Biotech International, Inc's stockholders's equity	322,063	347,738
Non-controlling interest	(612,067)	(608,261)

Total Stockholders' Equity (Deficit)	(290,004)	(260,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$87,847	$93,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended
	September, 30
	2017	2016

REVENUES
Product sales	$16,636	$9,711

COST OF SALES	4	282

GROSS MARGIN	16,632	9,429

OPERATING EXPENSES
Research and development	4,629	4,420
Professional fees	39,578	39,710
General and administrative	34,708	35,192

Total Operating Expenses	78,915	79,322

OPERATING LOSS	(62,283)	(69,893)

OTHER INCOME (EXPENSE)
Interest expense	(1,868)	(1,782)

Total other income (expense)	(6,362)	(1,782)

Loss before income taxes and non-controlling interest	(64,151)	(71,675)

NET LOSS	(64,151)	(71,675)

Less: Net loss attributable to non-controlling interest	3,806	3,775

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(60,345)	$(67,900)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(24,725)	4,805

COMPREHENSIVE INCOME (LOSS)	$(85,070)	$(66,870)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	185,764,406	170,022,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,151)	$(71,675)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	1,820
Loss on foreign currency exchange	4,053	-
Changes in operating assets and liabilities
Trade accounts receivable	-	51
Related party advances	1,923	(557)
Prepaid expenses and other current assets	3,430	4,741
Tax refunds receivable	(1,382)	728
Accounts payable and accrued expenses	12,953	(14,623)
Related parties accounts payable	-	282
Net Cash Used in Operating Activities	(43,174)	(79,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from resell of treasury stock	-	-
Prepayment of convertible debt	-	-
Proceeds from common stock issued for cash	59,399	103,786
Net Cash Provided by Financing Activities	59,399	103,786

EFFECTS OF EXCHANGE RATES	(21,143)	5,495

NET INCREASE (DECREASE) IN CASH	(4,919)	30,048
CASH AT BEGINNING OF PERIOD	56,990	70,074

CASH AT END OF PERIOD	$52,072	$100,122
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,549	$1,542

NON CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these condensed consolidated financial statements

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2017 and June 30, 2017

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2018.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2017 and June 30, 2017 and our unaudited consolidated statements of operations for the three month periods ended September 30, 2017 and 2016, were calculated as follows:

as of September 30, 2017	USD 1 : EUR 0.846296
as of June 30, 2017	USD 1 : EUR 0.876355
July 1 through September 30, 2017	USD 1 : EUR 0.851098
July 1 through September 30, 2016	USD 1 : EUR 0.8961

The Company accounts for the translations denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,038,643 as of September 30, 2017. The Company incurred a net loss of $64,151 during the three months ended September 30, 2017 and used cash in operating activities of $43,174 during the three months ended September 30, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2017, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

September 30, 2017 and June 30, 2017

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

NOTE 4 – DEBT

Notes Payable Related Parties

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($118,162 as of September 30, 2017). The note payable accrues interest at 5 percent per annum, is due on June 30, 2018 and is unsecured.  As of September 30, 2017, the note has an accrued interest balance of $14,137.

Notes payable

 On June 15, 2015 the Company entered into an unsecured note for 32,963 Euros and accrues interest annually at 4%.  The note was originally entered into with a related-party.  As of September 30, 2017, due to a change in nature of relationship with the note holder, the Company has discontinued recording it as a related party obligation.  As of September 30, 2017, the balance of the note is $38,950.  The Company made an interest payment of $1,549 and as of period end, the outstanding accrued interest owed on the note was $393.  The combined principal and interest at September 30, 2017 is $39,339.

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued so far. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.  As of September 30, 2017 and June 30, 2017, the Company had 187,207,746 shares and 184,935,259 shares of common stock issued and 187,261,503 and 184,881,503 shares outstanding, respectively.

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. Under the terms of the EPA, prior to 2016, the Company issued 208,333 shares pursuant to a put notice for $10,000. The put notice yielded $1,500 in cash against 37,037 of the 208,333 shares. In addition to these 37,037 shares, the investor converted $2,973 in accrued interest related to a prior convertible note payable into 165,144 shares, leaving 6,152 shares held by the investor that are receivable by the Company as of September 30, 2107.

During the three months ended September 30, 2017, the Company sold 2,380,000 shares of common stock to one individual for $59,398 ($0.025 per share).

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company sold 1,190,0000 shares of its common stock for approximately $ 29,530 in cash proceeds to one individual at price of approximately $ 0.025 per share.

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

On November 13, the Company announced that Infirst Healthcare Ltd has announced that the United States (US) Food and Drug Administration (FDA) has granted Fast Track designation to Granulox 10% hemoglobin spray (porcine hemoglobin) for the treatment of diabetic foot ulcers (DFUs). It is the first and only hemoglobin spray to receive Fast Track designation - a process designed by the FDA to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

Through a sub - license agreement with Sastomed GmbH, to which Sangui BioTech GmbH has licensed the worldwide distribution rights for Granulox, , Infirst Healthcare Ltd has exclusive US commercialization rights for the patented haemoglobin spray, which is approved as a class III medical device in the European Union and marketed for the treatment of diabetic foot ulcers, venous leg ulcers and pressure ulcers.

FINANCIAL POSITION

During the three months ended September 30, 2017, our total assets decreased $5,926 from $93,773 at June 30, 2017 to $87,847 at September 30, 2017.  A decrease in the cash on hand from June 30 2017, to September 30, 2017, of $4,918 was primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity (deficit) increased by $29,481 from ($260,523) at June 30, 2017 to ($290,004) at September 30, 2017. The primary factor behind this was due to the issuance of stock for cash  for $59,399, off-set by an increase to accumulated deficit of $60,345 as well as an decrease in accumulated other comprehensive income due to movements in the foreign exchange rate.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2017 and 2016:

REVENUES – Revenues reported were $16,636 and $9,711 for the three months ended September 30, 2017 and 2016 respectively. Revenues increased by $6,925 for the three months ended September 30, 2017. The increase of $6,925 from the revenues in the comparable period of our 2017 financial year can be traced back to a increase in royalties from the licensing agreement with SastoMed GmbH. Cost of sales were $4 and $282 for the three months ended September 30, 2017 and 2016 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses increased by $209 to $4,629 from $4,420 for the three-month periods ending September 30, 2017 and 2016.  This increase is mainly attributed to higher fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – For the three months ended September 30, 2017 and 2016 the combined general and administrative expenses and professional fees decreased by $484 from $35,192 mainly due to costs for legal advice occurred during the three month period.

INTEREST EXPENSE - interest expenses for the three-month period ended September 30, 2017 and 2016 were $1,868 and $1,782, an increase of $86. The increase relates to effects of exchange rates.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to a loss of $60,345compared to a loss of $67,900 for the three months ended September 30, 2017 and 2016. The loss per share for both periods was $(0.00).

 Our consolidated net loss before non-controlling interest was $(64,151), or $(0.00) per common share, for the three months ended September 30, 2017, compared to $(71,675) or $(0.00) per common share, during the comparable period in our 2017 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2017, net cash used in operating activities decreased $36,059 to $43,174, compared to $79,233 in the corresponding period of the previous year mainly due to the decrease of the operating loss  of approximately $7,524 from a loss of $(71,675) in 2017 to a loss of $(64,151) in 2018; accounts payable and accrued expenses which increased from 2017 to 2018 yielding approximately $20,000 and a net decrease in common stock sold for cash of approximately $45,000.

We had a working capital deficit of approximately $290,004 at September 30, 2017, a decrease of approximately $29,481 from June 30, 2017.

 At September 30, 2017 compared to June 30, 2017, we had cash of $52,072 compared to $56,990, prepaid expenses of $23,905 compared to $26,662 and accounts receivable of $485 compared $468. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2017, the Company sold 2,380,000 shares of common stock to one individual for $59,398 ($0.0249 per share).

On October 11, 2017, the Company issued 1,190,000 shares of its common stock for cash to one individuals at a stock price of $0.0249. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

On November 13, the Company announced that Infirst Healthcare Ltd has announced that the United States (US) Food and Drug Administration (FDA) has granted Fast Track designation to Granulox 10% haemoglobin spray (porcine haemoglobin) for the treatment of diabetic foot ulcers (DFUs). It is the first and only haemoglobin spray to receive Fast Track designation - a process designed by the FDA to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

Through a sub - license agreement with Sastomed GmbH, to which Sangui BioTech GmbH has licensed the worldwide distribution rights for Granulox, , Infirst Healthcare Ltd has exclusive US commercialisation rights for the patented haemoglobin spray, which is approved as a class III medical device in the European Union and marketed for the treatment of diabetic foot ulcers, venous leg ulcers and pressure ulcers.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2017 and the audited balance sheet as of June 30, 2016, the unaudited condensed consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016, and the unaudited condensed consolidated Statements of Cash Flows for the three month period ended September 30, 2017 and 2016, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: November 20, 2017

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer