Form 10-Q
period 2017-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2018-02-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes [  ]       No [X]

As of February 13, 2018, there were 188,451,503 shares of the issuer's Common Stock, no par value, issued and 188,397,747 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2017

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

Our unaudited condensed consolidated balance sheet as of December 31, 2017 and the audited balance sheet as of June 30, 2017 our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended December 31, 2017, and 2016, and our unaudited condensed consolidated statements of cash flows for the six month period ended December 31, 2017, and 2016 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2017	2017
CURRENT ASSETS

Cash	$18,381	$56,990
Prepaid expenses and other assets	27,722	26,662
Tax refunds receivable	2,463	3,183
Accounts receivable, net	977	468
Note receivable, related party	7,088	6,470

Total Current Assets	56,631	93,773

PROPERTY AND EQUIPMENT, Net	-	-
TOTAL ASSETS	$56,631	$93,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$169,971	$188,855
Related party payables	15,874	12,214
Note payable	40,342	39,118
Notes payable - related party	149,754	114,109
Total Current Liabilities	375,941	354,296

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10.000.000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares authorized
188,451,503 and 184,935,259 shares issued and
188,397,747 and 184,881,503 shares outstanding respectively	$32,798,795	$32,709,868
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income (loss)	93,352	122,227
Accumulated deficit	(37,091,180)	(36,978,298)
Total Sangui Biotech International, Inc's stockholders's equity	294,908	347,738
Non-controlling interest	(614,218)	(608,261)

Total Stockholders' Equity (Deficit)	(319,310)	(260,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$56,631	$93,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

REVENUES
Product sales	$38,446	$25,797	$55,082	$35,508
COST OF SALES	40	376	44	658

GROSS MARGIN	38,406	25,421	55,038	34,850

OPERATING EXPENSES
Research and development	3,176	3,908	7,805	8,328
Professional fees	54,345	129,480	93,923	169,190
General and administrative	32,221	40,755	62,435	75,947
Total Operating Expenses	89,742	174,143	164,163	253,465

OPERATING LOSS	(51,336)	(147,722)	(109,125)	(218,615)

OTHER INCOME (EXPENSE)
Gain (Loss) of foreign exchange	(1,444)	-	(5,938)	-
Interest expense	1,908)	(1,053)	(3,776)	(2,835)
Total other income (expense)	(3,352)	(1,053)	(9,714)	(2,835)

LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(54,688)	(149,775)	(118,839)	(221,450)

Provision for income taxes	-	-	-	-
NET LOSS	(54,688)	(149,775)	(118,839)	(221,450)

Less: Net loss attributable to non-controlling interest	2,151	8,558	5,957	12,333

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(52,537)	$(141,217)	$(112,882)	$(209,117)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(4,115)	(2.682)	(28,875)	2,123
	$(58,803)	$(152,457)	$(147,714)	$(219,327)

BASIC AND DILUTED LOSS PER SHARE	$(0,00)	$(0,00)	$(0,00)	$(0,00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	187,789,962	176,861,943	187,036,368	173,617,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,839)	$(221,450)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	9,620
Gain on change of foreign exchange rates	6,346	-
Changes in operating assets and liabilities
Trade accounts receivable	(476)	(170)
Prepaid expenses and other current assets	(1,389)	(1,482)
Tax refunds receivable	(2,085)	(9,296)
Accounts payable and accrued expenses	(24,204)	(1,898)
Related parties accounts payable	3,660	38,934
Related party advances	(279)	(470)
Net Cash Used in Operating Activities	(133,096)	(186.212)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	29,299	-
Proceeds from common stock issued for cash	88,928	233,950
Net Cash Provided by Financing Activities	118,277	233,950

EFFECTS OF EXCHANGE RATES	(23,740)	(1,683)

NET INCREASE (DECREASE) IN CASH	(38,609)	46,055
CASH AT BEGINNING OF PERIOD	56,990	70,074

CASH AT END OF PERIOD	$18,381	$116,129

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,553	$1,542

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2017

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., was incorporated in Colorado in 1995, and conducts business through its ninety-percent-owned subsidiary, Sangui BioTech GmbH (Sangui GmbH). Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products.

Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity. Income and expenses are translated at average exchange rates for the period.

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2017 and June 30, 2017 and our unaudited consolidated statements of operations for the three and six month periods ended September 30, 2017 and 2016, were calculated as follows:

The Company accounts for the translations denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2017

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $ 37,091,180 as of December 31, 2017. The Company incurred a net loss of $118,839 during the six months ended December 31, 2017 and used cash in operating activities of $ 133,096 during the six months ended December 31, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2017

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2017, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

December 31, 2017 and June 30, 2017

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

NOTE 4 – DEBT

Notes Payable Related Parties

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($119,804 as of December 31, 2017). The note payable accrues interest at 5 percent per annum, is due on June 30, 2018 and is unsecured.  As of December 31, 2017, the note has an accrued interest balance of $15,843.

On December 12, 2017 a Company Director advanced an amount of 25,000 Euros ($29,951 as of December 31, 2017) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of December 31, 2017, the note has an accrued interest balance of $31.

Notes payable

 On June 15, 2015 the Company entered into an unsecured note for 32,963 Euros and accrues interest annually at 4%.  The note was originally entered into with a related-party.  As of December 31, 2017, due to a change in nature of relationship with the note holder, the Company has discontinued recording it as a related party obligation.  As of December 31, 2017, the balance of the note is $39,551.  The Company made an interest payment of $1,553 and as of period end; the outstanding accrued interest owed on the note was $777. The combined principal and interest at December 31, 2017 is $40,342.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued so far. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock

The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.  As of December 31, 2017 and June 30, 2017, the Company had 188,451,503 shares and 184,935,259 shares of common stock issued and 188,397,747and 184,881,503 shares outstanding, respectively.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2017

(Unaudited)

NOTE 5 – CAPITAL STOCK (CONTINUED)

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. Under the terms of the EPA, prior to 2016, the Company issued 208,333 shares pursuant to a put notice for $10,000. The put notice yielded $1,500 in cash against 37,037 of the 208,333 shares. In addition to these 37,037 shares, the investor converted $2,973 in accrued interest related to a prior convertible note payable into 165,144 shares, leaving 6,152 shares held by the investor that are receivable by the Company as of December 31, 2017.

During the six months ended December 31, 2017, the Company sold 3,570,000 shares of common stock to a Company Director for $88,927 ($0.025 per share).

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

During the first quarter of our 2015 financial year, we began together with Excellence Cluster Cardio-Pulmonary System (“ECCPS”) and TransMIT Gesellschaft für Technologietransfer mbH (“TransMIT”) to investigate therapeutic approaches to treating septic shock and acute respiratory distress syndrome (“ARDS”). The approach adopted here by Sangui, ECCPS and TransMIT presupposes that self-perpetuating septic shock, that has so far been highly resistant to treatment, can be interrupted by Sangui's artificial hemoglobin-based oxygen carrier, which would ultimately lower mortality rates. The preclinical trials commenced at ECCPS investigate the effect of various hemoglobin preparations on the oxygen supply of a number of organs in septic shock models and ARDS.

Also during the first quarter of our financial year 2015 we were notified that the period for objection against European Patent EP 2550973,(“Wound Spray“) had elapsed without any objection being raised. The patent, therefore, has become effective and legally binding.

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

As licensor SanguiBioTech GmbH is awarded a fixed licensing fee as a percentage of all the external revenues received by SastoMed from sales of the Granulox product (based on SastoMed selling prices). The licensing percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries and thus well above the average licensing rate of 7.5% of sales revenues as calculated by market analysts. In addition and complementing this basic agreement the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed will have exceeded the total of €50,000,000.

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

In August 2012, Sangui BioTech GmbH and SastoMed GmbH adjusted the existing sales strategy. In consideration of corresponding contributions the existing licensing contract was partially complemented resulting in the following conditions: As licensor SanguiBioTech GmbH is awarded a fixed licensing fee as a percentage of each and every external revenues received by SastoMed from sales of the Granulox product (based on SastoMed selling prices). The percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries. In addition and complementing this basic agreement the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed will have exceeded the total of €50,000,000.

In December 2012, actual distribution of the product was initiated in Mexico under the management of SastoMed GmbH and their local distribution partner Bio-Mac Pharma. International distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and South Eastern Europe.

In May 2013, the Company declared in the course of the filing of its third quarter report on form 10-QSB that according to information provided by SastoMed GmbH  it now expects the Granulox market entry phase to last longer than initially expected. No assurance can be given that based on royalty revenues the Company may reach break-even in the course of its current financial year.

Since December 2013, international distribution outside Germany was initiated in collaboration with local partners in more than 40 countries in Europe and Latin American.

Effective December 31, 2015 Sangui BioTech GmbH sold its stake in Sastomed GmbH of 25% to SanderStrohmann GmbH. Also effective December 31, 2015 SanderStrohmann GmbH increased the nominal capital of Sastomed GmbH for an amount of Euro 500,000 to strengthen the capital base of Sastomed GmbH.

It has to be noted, however, that Granulox sales by our distribution partner SastoMed GmbH have become more volatile and declining from time to time.  We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

On November 13, 2017 the Company announced that Infirst Healthcare Ltd has announced that the United States (US) Food and Drug Administration (FDA) had granted Fast Track designation to Granulox 10% hemoglobin spray (porcine hemoglobin) for the treatment of diabetic foot ulcers (DFUs). It is the first and only hemoglobin spray to receive Fast Track designation - a process designed by the FDA to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

Through a sub - license agreement with Sastomed GmbH, to which Sangui BioTech GmbH has licensed the worldwide distribution rights for Granulox. Infirst Healthcare Ltd has exclusive US commercialization rights for the patented hemoglobin spray, which is approved as a class III medical device in the European Union and marketed for the treatment of diabetic foot ulcers, venous leg ulcers and pressure ulcers.

FINANCIAL POSITION

During the six months ended December 31, 2017, our total assets decreased $37,142 from $93,773 at June 30, 2017 to $56,631 at December 31, 2017.  A decrease in the cash on hand from June 30, 2017 to December 31, 2017, of $38,609 was primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity (deficit) increased by $58,787 from ($260,523) at June 30, 2017 to ($319,310) at December 31, 2017. The primary factor behind this was due to the issuance of stock for cash  in the amount of $88,927, off-set by an increase to accumulated deficit of $112,882 as well as an decrease in accumulated other comprehensive income due to movements in the foreign exchange rate.

RESULTS OF OPERATIONS

For the three-month and six month period ended December 31, 2017 and 2016:

REVENUES – Revenues reported were $ 38,446 and $25,797 for the three months ended December 31, 2017 and 2016 respectively. For the six months ended December 31, 2017 and 2016 revenues were $55,082 and $35,508. Revenues increased by $12,649 for the three months ended December 31, 2017 and increased by $19,574 for the six months ended December 31, 2017. The increase of $12,649 and the increase  of $19,574  from the revenues in the comparable period of our 2017 financial year can be traced back to a increase in royalties from the licensing agreement with SastoMed GmbH. Cost of sales were $44 and $658 for the six months ended December 31, 2017 and 2016 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses decreased by $732 to $3,176 from $3,908 for the three-month periods ending December 31, 2017 and 2016. Research and development expenses decreased $523 to approximately $7,805 in the first half-year of our 2018 financial year from approximately $8,328 in the comparable period of the previous year. This decrease is mainly attributed to lower fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – For the three months ended December 31, 2017 and 2016 the combined general and administrative expenses and professional fees decreased by $83,669 from $170,235 to $86,566. Accumulated general and administrative expenses and professional fees decreased $88,779 to approximately $156,358 in the half-year ended December 31, 2017, from approximately $245,137 in the respective period of the previous year mainly due to lower costs for legal advice.

INTEREST EXPENSE - interest expenses for the three-month period ended December 31, 2017 and 2016 were $1,908 and $1,053, an increase of $855. For the six months ended December 31, 2017 and 2016, interest expense increased by $941 to $3,776 from $2,835. The increase relates to effects of exchange rates.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to a loss of $52,537 compared to a loss of $141,217 for the three months ended December 31, 2017 and 2016 respectively and a loss of $112,882 compared to a loss of $209,117 for the six month ended December 31, 2017 and 2016 respectively The loss per share for both periods was $(0.00).

 Our consolidated net loss before non-controlling interest was $54,688, or $(0.00) per common share, for the three months ended December 31, 2017, compared to $149,775 or $(0.00) per common share, during the comparable period in our 2017 financial year. Our consolidated net loss before non-controlling interest was $118,839 or $(0.00) per common share, for the six months ended December 31, 2017, compared to $221,450 or $(0.00) per common share, during the comparable period in our 2017 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2017, net cash used in operating activities increased $53,116 to $(133,096), compared to $(186,212) in the corresponding period of the previous year mainly due to the decrease of the operating loss of approximately $102,611 from a loss of $(221,450) in 2017 to a loss of $(118,839) in 2018.

We had a working capital deficit of approximately $319,310 at December 31, 2017, a increase of approximately $58,787 from June 30, 2017.

 At December 31, 2017 compared to June 30, 2017, we had cash of $18,381 compared to $56,990, prepaid expenses of $27,722 compared to $26,662 and accounts receivable of $977 compared $468. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

During the six months ended December 31, 2017, the Company sold 3,570,000 shares of common stock to one individual for $88,927 ($0.0249 per share).

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

Through a sub - license agreement with Sastomed GmbH, to which Sangui BioTech GmbH has licensed the worldwide distribution rights for Granulox, Infirst Healthcare Ltd has exclusive US commercialization rights for the patented hemoglobin spray, which is approved as a class III medical device in the European Union and marketed for the treatment of diabetic foot ulcers, venous leg ulcers and pressure ulcers.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2017 and the audited balance sheet as of June 30, 2016, the unaudited condensed consolidated Statements of Operations for the three and six month periods ended December 31, 2017 and 2016, and the unaudited condensed consolidated Statements of Cash Flows for the six month period ended December 31, 2017 and 2016, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: February 13, 2018

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer