Form 10-Q
period 2018-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2018-05-03
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes [  ]       No [X]

As of May 3, 2018, there were 188,451,503 shares of the issuer's Common Stock, no par value, issued and 188,397,747 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2018

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

Our unaudited condensed consolidated balance sheet as of March 31, 2018 and the audited balance sheet as of June 30, 2017, our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended March 31, 2018, and 2017, and our unaudited condensed consolidated statements of cash flows for the nine month period ended March 31, 2018, and 2017 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS

	March 31,	June 30,
	2018	2017
CURRENT ASSETS
Cash	$24,151	$56,990
Prepaid expenses and other assets	24,363	26,662
Tax refunds receivable	5,912	3,183
Accounts receivable, net	505	468
Note receivable, related party	7,229	6,470

Total Current Assets	62,160	93,773

PROPERTY AND EQUIPMENT, Net	-	-
OTHER ASSETS	-	-
TOTAL ASSETS	$62,160	$93,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$190,892	$188,855
Related party payables	18,156	12,214
Note payable	41,854	39,118
Notes payable - related party	215,729	114,109
Total Current Liabilities	466,632	354,296

STOCKHOLDERS' EQUITY (Deficit)
Preferred stock, no par value; 10.000.000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
188,451,503 and 184,935,259 shares issued and
188,397,747 and 184,881,503 shares outstanding respectively	32,798,795	32,709,868
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income (loss)	85,116	122,227
Accumulated deficit	(37,163,066)	(36,978,298)
Total Sangui Biotech International, Inc's stockholder's equity	214,786	347,738
Non-controlling interest	(619,257)	(608,261)

Total Stockholders' Equity (Deficit)	(404,471)	(260,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,160	$93,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

REVENUES
Product sales	$10,191	$11,678	$65,273	$47,186
COST OF SALES	-	5	44	663
GROSS MARGIN	10,191	11,673	65,229	46,523

OPERATING EXPENSES
Research and development	9,983	3,409	17,788	11,737
Professional fees	34,866	47,730	128,789	216,920
General and administrative	34,140	36,188	96,575	112,135
Total Operating Expenses	78,989	87,327	243,152	340,792
OPERATING LOSS	(68,798)	(75,654)	(177,923)	(294,269)

OTHER INCOME (EXPENSE)
Gain (Loss) of foreign exchange	(5,922)	4,364	(11,860)	4,364
Interest expense	(2,205)	(4,974)	(5,981)	(7,809)
Total other income (expense)	(8,127)	(610)	(17,841)	(3,445)
LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(76,925)	(76,264)	(195,764)	(297,714)
Provision for income taxes	-	-	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(76,925)	(76,264)	(195,764)	(297,714)

Less: Net loss attributable to non-controlling interest	5,039	3,238	10,996	15,571
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(71,886)	$(73,026)	$(184,768)	$(282,143)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(8,236)	(11,091)	(37,111)	(8,968)

COMPREHENSIVE INCOME (LOSS)	$(85,161)	$(87,355)	$(232,875)	$(306,682)
BASIC AND DILUTED LOSS PER SHARE	$(0,00)	$(0,00)	$(0,00)	$(0,00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	188,451,503	181,761,503	187,499,503	176,283,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(195,764)	$(297,714)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	9,620
Gain on change of foreign exchange rates	11,507	(4,110)
Changes in operating assets and liabilities
Trade accounts receivable	-	(79)
Prepaid expenses and other current assets	4,177	(3,174)
Tax refunds receivable	(3,849)	1,236
Accounts payable and accrued expenses	(5,782)	40,978
Related parties accounts payable	5,942	3,425
Related party advances	(240)	(465)
Net Cash Used in Operating Activities	(184,009)	(250,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	90,113	-
Proceeds from common stock issued for cash	88,928	233,950
Net Cash Provided by Financing Activities	179,041	233,950

EFFECTS OF EXCHANGE RATES	(27,871)	(2,432)

NET INCREASE (DECREASE) IN CASH	(32,839)	(18,765)
CASH AT BEGINNING OF PERIOD	56,990	70,074

CASH AT END OF PERIOD	$24,151	$51,309

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,553	$1,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018 and June 30, 2017

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., (Sangui or the Company) was incorporated in Colorado in 1995, and conducts business through its ninety-percent-owned subsidiary, Sangui BioTech GmbH (Sangui GmbH). Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2018 and June 30, 2017 and our unaudited consolidated statements of operations for the three and nine month periods ended March 31, 2018 and 2017, were calculated as follows:

The Company accounts for the translations denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018 and June 30, 2017

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $ 37,163,066 as of March 31, 2018. The Company incurred a net loss of $195,764 during the nine months ended March 31, 2018 and used cash in operating activities of $ 184,009 during the nine months ended March 31, 2018. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018 and June 30, 2017

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2018, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

March 31, 2018 and June 30, 2017

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

NOTE 4 – DEBT

Notes Payable Related Parties

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($123,274 as of March 31, 2018). The note payable accrues interest at 5 percent per annum, is due on June 30, 2018 and is unsecured.  As of March 31, 2018, the note has an accrued interest balance of $17,822.

On December 12, 2017 a Company Director advanced an amount of 25,000 Euros ($30,819 as of March 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2018, the note has an accrued interest balance of $184.

On January 19, 2018 a Company Director advanced an amount of 25,000 Euros ($30,819 as of March 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2018, the note has an accrued interest balance of $120.

On March 13, 2018 a Company Director advanced an amount of 25,000 Euros ($30,819 as of March 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2018, the note has an accrued interest balance of $30.

Notes payable

 On June 15, 2015 the Company entered into an unsecured note for 32,963 Euros and accrues interest annually at 4%.  The note was originally entered into with a related-party.  As of March 31, 2018, due to a change in nature of relationship with the note holder, the Company has discontinued recording it as a related party obligation.  As of March 31, 2018, the balance of the note is $40,635.  The Company made an interest payment of $1,553 and as of period end the outstanding accrued interest owed on the note was $1,219. The combined principal and interest at March 31, 2018 is $41,854.

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued so far. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.  As of March 31, 2018 and June 30, 2017, the Company had 188,451,503 shares and 184,935,259 shares of common stock issued and 188,397,747and 184,881,503 shares outstanding, respectively.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018 and June 30, 2017

(Unaudited)

On May 11, 2015, the Company entered into an equity purchase agreement (the “EPA”) with an unrelated investor (“the Investor”). The EPA is a put option contract wherein, at the Company’s sole discretion, up to $5,000,000 of common stock may be sold to the Investor for a period of 3 years ending May 2018. Under the terms of the EPA, prior to 2016, the Company issued 208,333 shares pursuant to a put notice for $10,000. The put notice yielded $1,500 in cash against 37,037 of the 208,333 shares. In addition to these 37,037 shares, the investor converted $2,973 in accrued interest related to a prior convertible note payable into 165,144 shares, leaving 6,152 shares held by the investor that are receivable by the Company as of March 31, 2018.

During the nine months ended March 31, 2018, the Company sold 3,570,000 shares of common stock to a Company Director for $88,927 ($0.025 per share).

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 at March 31, 2018.

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

Our focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in the case of chronic wounds.  We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes.  In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing, is distributed by SastoMed GmbH (Sastomed), a former joint venture company in which we held a share of 25%, as global licensee under the Granulox brand name. Effective end of second quarter of our fiscal year 2016 we sold this stake to SanderStrohmann GmbH.

SanguiBioTech GmbH holds distribution rights for our Chitoskin wound pads for the European Union and various other countries. Additionally a European patent has been granted for the production and use of improved Chitoskin wound pads.

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

Our most promising potential product in the area of artificial oxygen carriers, the blood additive is still in an early development stage. In the pursuit of these projects we will need to obtain substantial additional capital to continue their development. As the Company has limited financial resources, we have suspended this project temporarily in order to focus our attention on our chronic wound research and the products developed in conjunction with their treatment.

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

In response, we developed nano-emulsion based cosmetic preparations that in their design are able to help support regeneration of the skin by improving its oxygen supply. Our line of cosmetic products was thoroughly tested by an independent research institute and received top marks for skin moisturizing, and enhanced skin elasticity, respectively. However sales of this series have remained at a low level and during the first quarter of the 2016 financial year we decided to decrease our operations in this particular segment and to abandon the patent protection for this range of products.

Chitoskin Wound Pads

Usually, normal (“primary”) wounds tend to heal over a couple of days without leaving scars following a certain sequence of phases. Burns and certain diseases impede the normal wound healing process, resulting in large, hardly healing (“secondary”) wounds which only close by growing new tissue from the bottom. Wound dressings serve to safeguard the wound with its highly sensitive new granulation tissue from mechanical damage as well as from infection. Using the natural polymer chitosan, Sangui’s Chitoskin wound dressings show outstanding properties in supporting wound healing. SanguiBioTech GmbH holds various distribution rights for our Chitoskin wound pads, and it is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

Hemospray Wound Spray

SanguiBioTech GmbH has developed a novel medical technology supporting the healing of chronic wounds. Lack of oxygen supply to the cells in the wound ground is the main reason why those wounds lose their genuine healing power. Based on its concept of artificial oxygen carriers, the wound spray product we developed bridges the watery wound surface and permits an enhanced afflux of oxygen to the wound ground.

SanguiBioTech GmbH has granted SastoMed global distribution rights to this product. Distribution of the wound spray began in the European Union in April 2012 under the brand name “Granulox”.

In December 2012, product distribution was initiated in Mexico by SastoMed GmbH and their local distribution partner Bio-Mac Pharma and international distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and South Eastern Europe.

Since December 2013, international distribution outside Germany in collaboration with local partners has occurred in more than 40 countries in Europe and Latin American.

On November 13, 2017 the Company announced that Infirst Healthcare Ltd has announced that the United States (US) Food and Drug Administration had granted Fast Track designation to Granulox  for the treatment of diabetic foot ulcers.  It is the first and only hemoglobin spray to receive Fast Track designation - a process designed to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

Despite the positive reviews of our product, Granulox sales have become more volatile.  We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

FINANCIAL POSITION

During the nine months ended March 31, 2018, our total assets decreased $31,613 from $93,773 at June 30, 2017 to $62,160 at March 31, 2018.  A decrease in the cash on hand from June 30, 2017 to March 31, 2018, of $32,839 was primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock. Our stockholders’ equity (deficit) increased by $143,948 from ($260,523) at June 30, 2017 to ($404,471) at March 31, 2018. The primary factor behind this was due to the issuance of stock for cash  in the amount of $88,927, off-set by an increase to accumulated deficit of $184,768 as well as an decrease in accumulated other comprehensive income due to movements in the foreign exchange rate.

RESULTS OF OPERATIONS

For the three-month and nine month period ended March 31, 2018 and 2017:

REVENUES – Revenues reported were $10,191 and $11,678 for the three months ended March 31, 2018 and 2017 respectively. For the nine months ended March 31, 2018 and 2017 revenues were $65,273 and $47,186. Revenues decreased by $1,487 for the three months ended March 31, 2018 and increased by $18,087 for the nine months ended March 31, 2018. The decrease of $1,487 and the increase of $18,087 from the revenues in the comparable period of our 2017 financial year can be traced back the in royalties from the licensing agreement with SastoMed. Cost of sales were $44 and $663 for the nine months ended March 31, 2018 and 2017 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses increased by $6,574 to $9,983 from $3,409 for the three-month periods ending March 31, 2018 and 2017. Research and development expenses increased $6,051 to $17,788 in the first nine month of our 2018 financial year from $11,737 in the comparable period of the previous year. This increase is mainly attributed to higher fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – For the three months ended March 31, 2018 and 2017 the combined general and administrative expenses and professional fees decreased by $14,912 from $83,918 to $69,006. Accumulated general and administrative expenses and professional fees decreased $103,691 to approximately $225,364 in the first nine month ended March 31, 2018, from approximately $329,055 in the respective period of the previous year mainly due lower costs for legal advice.

INTEREST EXPENSE - interest expenses for the three-month period ended March 31, 2018 and 2017 were $2,205 and $4,974, a decrease of $2,769. For the nine months ended March 31, 2018 and 2017, interest expense decreased by $1,828 to $5,981 from $7,809. The increase relates to effects of exchange rates.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to a loss of $71,886 compared to a loss of $73,026 for the three months ended March 31, 2018 and 2017 respectively and a loss of $184,768 compared to a loss of $282,143 for the nine month ended March 31, 2018 and 2017 respectively The loss per share for both periods was $(0.00).

 Our consolidated net loss before non-controlling interest was $76,925, or $(0.00) per common share, for the three months ended March 31, 2018, compared to $76,264 or $(0.00) per common share, during the comparable period in our 2017 financial year. Our consolidated net loss before non-controlling interest was $195,764 or $(0.00) per common share, for the nine months ended March 31, 2018, compared to $297,714 or $(0.00) per common share, during the comparable period in our 2017 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2018, net cash used in operating activities increased $66,274 to $(184,009), compared to $(250,283) in the corresponding period of the previous year mainly due to the decrease of the operating loss of approximately $101,950 from a loss of $(297,714) in 2017 to a loss of $(195,764) in 2018.

The Company funded its business in the first nine months ended March 31, 2018 by raising notes payables totaling 75,000 Euros ($ 92,457 as of March 31, 2018).

We had a working capital deficit of approximately $404,472 at March 31, 2018, a increase of approximately $143,948 from June 30, 2017.

 At March 31, 2018 compared to June 30, 2017, we had cash of $24,151 compared to $56,990, prepaid expenses of $24,363 compared to $26,662 and accounts receivable of $505 compared $468. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2018 and the audited balance sheet as of June 30, 2017, the unaudited condensed consolidated Statements of Operations for the three and nine month periods ended March 31, 2018 and 2017, and the unaudited condensed consolidated Statements of Cash Flows for the nine month period ended March 31, 2018 and 2017, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: May 03, 2018

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer