Form 10-K
period 2018-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2018-09-28
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]. No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,853,576.

The number of shares of the Registrant's common stock issued and outstanding on September 28, 2018 was 192,951,503.

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

PART I

ITEM 1.

BUSINESS

General Development of Business

Sangui BioTech, Inc. (“SBT”) was incorporated in Delaware on August 2, 1996 and began operations in October 1996. Shortly after the formation of SBT, the shareholders of SanguiBioTech AG (“Sangui GmbH”) and GlukoMediTech AG (“Gluko AG”) agreed to a share swap in which all of the outstanding shares held by the shareholders would be exchanged for shares of SBT, thereby making Sangui GmbH and Gluko AG wholly owned subsidiaries of SBT. In August 1997, a publicly held company, Citadel Investment System, Inc., a Colorado corporation (“Citadel”), acquired one hundred percent (100%) of the outstanding common shares of Sangui BioTech, Inc., and as a result, Sangui BioTech, Inc. became a wholly owned subsidiary of Citadel. Thereafter, Citadel changed its name to Sangui BioTech International, Inc. (the “Company” or “SGBI”).

Until the end of its fiscal year 2003, SGBI's business operations were conducted through the wholly owned subsidiaries. During the first quarter of the 2003 fiscal year, SBT sold its assets, and commenced a wind-down of its U.S. business operations. SBT was merged with and into SGBI effective December 31, 2002. Gluko AG was merged with Sangui GmbH effective June 30, 2003.

Sangui BioTech GmbH, (“Sangui GmbH”) develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof. Sangui GmbH has also developed an anti-aging cosmetic line and a number of related products aimed at improving oxygen supply to the skin. Enhanced oxygen supply is the key to improved wound healing; therefore the Company has extended its product portfolio to contain wound pads and other wound management products. The facilities of Sangui GmbH are located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany.

In December 2010, Sangui GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of SastoMed GmbH. This enterprise was in charge of obtaining the CE mark certification authorizing the distribution of one of SGBI’s products in the member states of the European Union. Effective December 31, 2015, Sangui GmbH sold its stake in Sastomed GmbH to SanderStrohmann GmbH.

On or about June 18, 2018, Sangui GmbH together with Sastomed GmbH founded Sangui Know-how- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership. On June 22, 2018, Sangui KG acquired all the rights in the license agreement made on December 17, 2010 between Sastomed GmbH and Sangui GmbH.

Given the Company’s business strength is primarily in research and product development, we have decided to partner with established distribution entities who license our marketable products, or those products that are close to market entry, for sale to end users. In pursuit of this strategy we have licensed the most promising product, a hemoglobin based wound spray technology to Sastomed GmbH, a former joint venture of SGBI, for distribution in several European, Latin American and Asian countries. In addition, we are entering the preclinical testing of hemoglobin based artificial oxygen carriers aiming at the remediation of ischemic conditions in human patients.

To date, neither SGBI nor its subsidiaries has had profitable operations. The Company has never been profitable, and through June 30, 2018, SGBI's accumulated deficit has exceeded $37.1 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations. No assurance can be given that our programs will be successful.

Business of the Company

Our mission is the development of novel and proprietary pharmaceutical, medical and cosmetic products. We develop our products through our German subsidiaries, Sangui GmbH and our limited partnership Sangui KG. Currently, we are seeking to market and sell our products through partnerships with industry partners worldwide.

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

A wound dressing spray we developed that shows outstanding properties in the support of wound healing is being distributed by SastoMed GmbH, under the Granulox brand name. Sastomed GmbH was initially a joint venture company in which SGBI held 25% ownership. We sold that 25% stake to our partner in  the joint venture effective as of December 31, 2015.

We also market a wound dressing that shows outstanding wound healing support properties, which we call Chitoskin. SanguiGmbH holds the distribution rights for these Chitoskin wound pads for the European Union and various other countries. A European patent has been granted for the production and use of Chitoskin wound pads.

Our current key business focuses are: (a) selling our existing cosmetics and wound management products through distribution partners, or by way of direct sale, to end users; (b) identifying additional industrial and distribution partners for our patents, production techniques, and products; and, (c) obtaining the additional certifications on our products in development.

Sangui GmbH is ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) certified, and is subject to audits on a regular basis.

Products of the Company

Artificial Oxygen Carriers

We have developed several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to those of native hemoglobin. These are (1) oxygen carrying blood additives, and (2) oxygen carrying blood volume substitutes.

In December 1997, we decided that porcine hemoglobin should be used as the basic material for artificial oxygen carriers. In March 1999, we decided which hemoglobin hyperpolymer would go into preclinical investigation, that glutaraldehyde would be utilized as a cross linker, and further that the polymer hemoglobin be chemically masked to prevent protein interaction in blood plasma. The fine adjustment of the molecular formula of the artificial oxygen carriers, optimized for laboratory scale production, was finalized in the summer of 2000.

The experiments completed in our laboratories demonstrated that it is possible to polymerize hemoglobins isolated from porcine blood resulting in huge soluble molecules, so-called hyperpolymers. In August 2000, we finalized our work on the pharmaceutical formulation of the oxygen carrier for laboratory scale. In February 2001, a pilot production in a laboratory scale was carried out in our clean room. The resulting product was successfully applied in animal tests, moreover, single volunteers underwent pilot self-experiments.

The blood additives and blood substitute projects were halted in 2003 due to the lack of financing for the pre-clinical test phase.

During the first quarter of our 2013 financial year, the European Patent Office granted a patent based on Sangui’s application (1299457) “Mammalian hemoglobin compatible with blood plasma, cross-linked and conjugated with polyalkylene oxides as artificial medical oxygen carriers, production and use thereof.”

During the third quarter of our 2013 financial year, the company had a feasibility study prepared by external experts inquiring into market potentials and further preclinical and clinical development requirements. The study came to the conclusion that an approval of Sangui's hemoglobin hyperpolymers as a blood additive appears possible, expedient, and promising.

During the fourth quarter of our 2014 financial year, the company filed a patent application aimed at significantly expanding the protection of our hemoglobin formulations. It encompassed a greater array of ischemic conditions of the human body, an example of which would be the case of severe dysfunctions of the lung.

During the first quarter of our 2015 financial year, we began, together with Excellence Cluster Cardio-Pulmonary System (ECCPS) and TransMIT Gesellschaft für Technologietransfer mbH (TransMIT), to investigate therapeutic approaches to treating septic shock and acute respiratory distress syndrome (ARDS). The approach adopted by Sangui, ECCPS and TransMIT presupposes that self-perpetuating septic shock, that has so far been highly resistant to treatment, can be interrupted by Sangui's artificial hemoglobin-based oxygen carrier, which would ultimately lower mortality rates. The preclinical trials commenced at ECCPS were investigating the effect of various hemoglobin preparations on the oxygen supply of a number of organs in septic shock models and ARDS.

Also, during the first quarter of our 2015 financial year, we were notified that the period for objection against European Patent EP 2550973 (“Wound Spray”) elapsed without any objection being raised. The patent, therefore, has become effective.

During the second quarter of our 2015 financial year, the first phase of preclinical trials was concluded successfully. It was successfully demonstrated that applying an oxygen-carrying liquid (the hemoglobin hyperpolymer formulation SBT102) in the abdomen did significantly improve the oxygen supply to the intestines. The restoration of intestinal oxygenation should have an impact on tissue integrity and ultimately on patient survival.

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

Our nano-emulsion-based preparations have been designed to support the regeneration of the skin by improving its oxygen supply. The products were thoroughly tested by an independent research institute and received top marks for skin moisturizing, and enhanced skin elasticity.

Sales of these preparations had remained at a low levels for years. After the end of the 2015 fiscal year we decided to discontinue our operations in this particular segment and to abandon the patent protection for this range of products.

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

Hemoglobin Based Wound Spray Technology

Sangui GmbH has developed a novel medical product aimed at the healing of chronic wounds. Chronic wounds are a medical problem of increasing importance as they originate from widespread and increasingly common risk factors such as diabetes and obesity, as well as other personal lifestyle choices like smoking. A lack of oxygen supply to the cells in the wound ground is the main reason why these wounds lose their ability to self-heal. Based on our concept of artificial oxygen carriers, our Hemospray wound spray product bridges the watery wound surface and permits an enhanced afflux of oxygen to the wound ground.

In December 2010, Sangui GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany. Under the name of SastoMed GmbH this enterprise was in charge of obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union. Sangui GmbH has granted SastoMed GmbH global distribution rights for its Hemospray product.

The basic terms of the licensing contract agreement are that Sangui GmbH is awarded a fixed licensing fee as a percentage of the external revenues received from sales of the Granulox product (based on SastoMed selling prices). The percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries and thus well above the average licensing rate of 7.5% of sales revenues as calculated by market analysts. In addition and complementing this basic agreement, the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed have exceeded €50,000,000.

In September 2011, the Mexican Health Authorities registered the entire current range of Sangui wound management products and thus granted the authorization to apply and sell these products on a nationwide level.

On April 5, 2012, SastoMed GmbH notified Sangui GmbH that the wound spray product was granted a certification as class III medical product. The CE mark according to sections 6 and 7 of the German Medical Devices Act authorizes production, distribution and sales of the product in all member countries of the European Union. Sales of the product by SastoMed GmbH under the brand name “Granulox” started in Germany on April 16, 2012.

In December 2012, actual distribution of the product was initiated in Mexico under the management of SastoMed GmbH and their local distribution partner Bio-Mac Pharma. International distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and South Eastern Europe.

In May 2013, the Company declared in the course of the filing of its nine-month report on form 10-QSB that it now expects the Granulox market entry phase to last longer than initially expected.

Since December 2013, international distribution outside Germany was initiated in collaboration with local partners in more than 40 countries in Europe and Latin American.

Effective December 31, 2015, Sangui GmbH sold its 25 % stake in Sastomed GmbH to SanderStrohmann GmbH. Also effective December 31, 2015, SanderStrohmann GmbH increased the capital of Sastomed GmbH by €500,000 to strengthen the capital base of Sastomed GmbH.

With effect from June 18, 2018 Sangui GmbH together with Sastomed GmbH founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership. The Sangui GmbH has agreed as a fully liable compliant with 99.8% and the Sastomed GmbH as a limited partner with 0.2%. On June 22, 2018, Sangui KG has acquired all rights in the license agreement concluded on December 17, 2010 with Sastomed GmbH from Sangui GmbH. Nevertheless, all material content of the existing license agreement remains unchanged even after the transition from Sangui GmbH to Sangui KG. This also applies to the pledging of the European patent EP 1485120 concerning the Hemo2 spray to the Sastomed GmbH.

It has to be noted, however, that Granulox sales by our distribution partner SastoMed GmbH have become more volatile and declining from time to time. We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development projects, and all the most important modifications and improvements thereto. As of June 30, 2018 SanguiBioTech GmbH had been granted patents from three patent families, furthermore, it has applied for additional patents. Two of the patents have been filed in the United States of America (US), and three as international patent applications with the European Patent Office (EP). Validation of granted EP patents in all cases includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company. In the fiscal year, a patent in the USA expired.

1. Hemoglobin-Hyperpolymers

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

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $23,003 and $16,530 during the fiscal years ended June 30, 2018 and 2017, respectively.

Government Regulation

Sangui BioTech International, Inc. and its former United States subsidiaries are and were subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which we believe we and our subsidiaries were in material compliance.

Although it is believed that we, and our former United States subsidiaries have been in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, and although no government concerns were put forward during the operation of or after the closing of the US operations, there can be no assurance that the business, financial condition, and our results of operations of and those of our subsidiaries will not be materially adversely affected by future government claims with regard to unlikely, but not impossible, infringements on these or other laws resulting from our former United States operations.

Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United

States, principally the Federal Drug Administration (“FDA”), and corresponding state regulatory agencies. To the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal, foreign and international statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, and failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

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

Dependence on Major Customers

As of June 30, 2018 and June 30, 2017, the majority of revenues and trade receivables were generated by SastoMed GmbH, the licensee of the global distribution rights of the Sangui developed wound spray technology known as Granulox.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2018, the Company, and our subsidiary, had one fulltime employee, who was not involved in research and development. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

Licenses and Consents

The utilization or other exploitation of the products and services developed by our Company or its subsidiary may require us to obtain licenses or consents from the producers or other holders of patents, trademarks, copyrights or other similar rights. In the event we are unable, if so required, to obtain any necessary license or consent on terms, which we consider to be reasonable, we may be required to cease developing, utilizing, or exploiting products or technologies affected by those Intellectual Property rights. In the event the holders of such Intellectual Property rights challenge us, there can be no assurance that we will have the financial or other resources to defend any resulting legal action, which could be significant.

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

Creditworthiness of distributors is an ongoing concern

We may not always be able to collect all of the funds owed to us by our distributors. Some distributors may experience financial difficulties, which may adversely impact our collection of accounts receivable.

C Corporation tax status

We are presently a C Corporation under the Internal Revenue Code of 1986. All items of income and loss of the Company are taxed first at the corporate level and any dividends distributed to shareholders are taxed at the shareholder level as well.

Limited current sales and marketing capability

Though we have key personnel with experience in sales, marketing and distribution to market our products, we must either retain and hire the necessary personnel to distribute and market our products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop their own marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that we will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market our products or be able to enter into collaborative or distribution arrangements or develop our own sales force, or that such sales and marketing efforts, including the efforts of the companies with which we have entered into collaborative agreements, will be successful.

We incur significant costs as a result of our operating as a public company and our management is required to devote substantial time to new compliance initiatives

As a public company with substantial operations, we incur increased legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders is time-consuming and costly.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock

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

Government Regulation; No Assurance of Product Approval

The clinical testing, manufacture, promotion, and sale of biotechnology and pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the United States, principally the Federal Drug Administration (“FDA”), and corresponding state and foreign regulatory agencies prior to the introduction of those products. Management believes that many of the potential products will be regulated by the FDA, subject to the then current regulations of the FDA. Other federal and state statutes and regulations may govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, advertising, distribution and promotion of certain products developed. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, suspensions of regulatory approvals, product recalls, operating restrictions, re-labeling costs, delays in sales, cessation of manufacture of products, the imposition of civil or criminal sanctions, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

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

Intense Competition

Competition in the biotechnology, pharmaceutical, and cosmetic industries is intense and is expected to increase. In the field of medical and cosmetic products we, and our subsidiary, compete directly with the research departments of biotechnology and pharmaceutical companies, chemical companies and, possibly, joint collaborations between chemical companies and research and academic institutions. Management is aware that other companies and businesses have developed and are in the process of developing technologies and products, which may be competitive with the products and technologies developed and offered by us. Eventually, this might include the field of blood additives where there is no known direct competition at present. The biotechnology and pharmaceutical industries continue to undergo rapid change. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by us or which would render our technology and products obsolete. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively.

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

Risks Related to Our Securities

Trading and limited market

At the present time, the Company’s common stock is traded on the OTCQB under the symbol SGBI. There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained. If such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock may adversely affect prevailing market prices for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for resale of our Common Stock under Rule 144, certain criteria must be met. There is no assurance that investors will be able to rely on its provisions of Rule 144 now or in the future.

No dividends

No cash dividends have been paid. Payment of dividends on the Common Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon the Company's earnings, if any, its capital requirements, financial condition and other relevant factors.

Possible volatility of stock price

The market price of the Company’s securities is likely to be highly volatile. Factors such as the market acceptance of the Company's products, success of distribution channels or its competitors, announcements of technological innovations or new commercial products by the Company or its competitors, developments in trademark, patent or other proprietary rights of the Company or its competitors, and fluctuations in the Company's operating results may have a significant effect on the market price of the Common Stock. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price, if a market develops, of the Common Stock. See “Description of Capital Stock”.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang”, in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

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

ITEM 2.

PROPERTIES

The Company leases its office and laboratory facilities on a month-to-month basis and is housed in approximately 3,050 square feet based in the Forschungs und Entwicklungszentrum of the University Witten/Herdecke, Germany. Rent expense was approximately $32,018 and $45,831 during the years ended June 30, 2018 and 2017, respectively.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficiary of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2018, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hanover stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2018	$	$
Quarter ended September 2017	0.040	0.022
Quarter ended December 2017	0.080	0.019
Quarter ended March 2018	0.065	0.020
Quarter ended June 2018	0.040	0.015
2017	$	$
Quarter ended September 2016	0.01	0.0027
Quarter ended December 2016	0.045	0.06
Quarter ended March 2017	0.039	0.02
Quarter ended June 2017	0.0045	0.022

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

Holders

 On June 30, 2018, the number of record holders of the Company's common stock was approximately 869.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2018, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	$0.00	-
Equity compensation plans not approved by stockholders	-	0.00	-
Total	-	$0.00	-

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

Recent Sales of Unregistered Securities

In August, September and October, 2017, the Company issued 3,570,000 restricted shares of its common stock upon receipt of a capital contribution of approximately $ 88,925 in cash to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In May 2018, the Company issued 3,500,000 restricted shares of its common stock upon receipt of capital contributions of approximately $65,563 in cash to three individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

Subsequent to the year ended June 30, 2018, the Company issued 1,000,000 shares of its common stock for cash to one individual at a stock price of $0.02054 No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2018. The following are our critical accounting policies:

Revenue Recognition

The Company derives revenue primarily from licensing fees on sales of its wound spray product.

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $23,003 and $16,530 during the fiscal years ended June 30, 2018 and 2017, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit).  For the periods ending June 30, 2018 and 2017, the Company recognized foreign currency translation loss of ($29,306) and loss of ($562).

The exchange rates used to calculate values and results for the years ended June 30, 2018 and 2017 were as follows (USD):

	Year-end Rates	Average Period Rates
June 30, 2018	0.856494	0.838296
June 30, 2017	0.876355	0.9177

FINANCIAL POSITION

Our current assets increased by $8,256, or 9%, from $93,773 at June 30, 2017 to $102,029 at June 30, 2018. The increase is primarily attributable to an increase in accounts receivables.

Our net property and equipment $-0- at June 30, 2018 and at June 30, 2017. There were no investments in net property and equipment during the 2018 fiscal year.

We funded our operations primarily through sales of unregistered securities. The Company’s stockholders’ deficit was increased from $260,523 at June 30, 2017 to $351,144 as of June 30, 2018. The primary reason for the increase in the deficit was the net loss of $201,810 and the loss on foreign currency translation of $29,306 offset by issuance of common stock totalling approximately $154,488.

REVENUES. Revenues increased 14% to $77,152 during the year ended June 30, 2018 from $67,653 in the previous fiscal year. This increase is due amongst other things to a rise in income from royalties due from sales of the wound spray product. We incurred Cost of Sales totaling $62 during the 2018 fiscal year, a 91% decrease from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $23,003 during the year ended June 30, 2018 from $16,530 during the 2017 fiscal year. This increase is due to higher fees for patent applications during the 2018 fiscal year.

OTHER OPERATING EXPENSES. Professional fees for 2018 decreased to $121,478 from $225,901 in 2017 due to decreased legal fees. General and administrative expenses decreased by $674, due to a decrease in rent expenses. Overall Total Operating Expenses decreased by $98,624 or 26%.

OTHER INCOME (EXPENSE). Other Income (expense) decreased by $5,049 from $12,807 in 2017 to $7,758 in 2018. The decrease relates to a decrease in interest expense of $904, and an increase on losses on foreign currency exchange of $4,145.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $ 201,810 or ($0.00) per common share in 2018, as compared to $308,980 or ($0.00) per common share in 2017.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2018, net cash used in operating activities decreased to $253,761 from $323,103 for the year ended June 30, 2017, primarily related to the reduced net loss for the year offset by loss on equity investment and note receivable.

For the year ended June 30, 2018, net cash provided by financing activities decreased from $307,590 received during the fiscal year 2017 to net proceeds of $244,602 received in fiscal year 2018.  The decrease came about due to a reduction of proceeds arising common stock issued offset by an increase of related party note payables.

We had net working capital deficit of $ 351,144 at June 30, 2018, compared to a deficit of $260,523 at June 30, 2017.   The Company had a decrease in cash and prepaid expenses when compared to prior year.  While accounts receivable and Tax refunds increased from prior year, there was an overall increase in accrued expenses, in related party payables, note payables and notes payables related parties when compared to prior year.

The Company incurred a net loss applicable to common stockholders of $201,810 and used cash in operating activities of $253,761 for the year ended June 30, 2018. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Currently, it is the core strategy of the Company to license its technologies to industry partners.  The current state of the sales efforts, in particular with regard to the Granulox product, distributed by our former joint venture partner, SastoMed, GmbH, has induced management to believe that income from these agreements can reasonably be anticipated to begin during the 2019 fiscal year. The Company will need substantial additional funding to fulfill its business plan. The Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

SANGUI BIOTECH INTERNATIONAL, INC.

 Table of Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets – June 30, 2018 and 2017

F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended

 June 30, 2018 and 2017

F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

June 30, 2018 and 2017

F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017

F-6

Notes to Consolidated Financial Statements

F-7

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sangui Biotech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (“the Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2010.

Salt Lake City, UT

September 28, 2018

office:  801.783.2950

fax: 801.783.2960

www.sadlergibb.com  2455 East Parleys Way Suite 320, Salt Lake City, UT 84109

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2018	2017
CURRENT ASSETS

Cash	$20,943	$56,990
Tax refunds receivable	2,143	3,183
Accounts receivable, net	49,107	468
Note receivable, related party	7,062	6,470
Prepaid expenses and other assets	22,774	26,662

Total Current Assets	102,029	93,773

PROPERTY AND EQUIPMENT, Net	-	-
TOTAL ASSETS	$102,029	$93,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$189,739	$188,855
Accrued interest - related party	19,088	12,214
Note payable	40,025	39,118
Notes payable - related party	204,321	114,109
Total Current Liabilities	453,173	354,296

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
191,951,503 and 184,881,503 shares issued and
191,897,747 and 184,827,747 shares outstanding respectively	32,864,356	32,709,868
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	92,921	122,227
Accumulated deficit	(37,180,108)	(36,978,298)
Total Sangui Biotech International, Inc.'s Stockholder's equity	271,110	347,738
Non-controlling interest	(622,254)	(608,261)

Total Stockholders' Equity (Deficit)	(351,144)	(260,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$102,029	$93,773

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended
	June 30,
	2018	2017

REVENUES
Product sales	$77,152	$67,653
COST OF SALES	62	693

GROSS MARGIN	77,090	66,960

OPERATING EXPENSES
Research and development	23,003	16,530
Professional fees	121,478	225,901
General and administrative	140,654	141,328
Total Operating Expenses	285,135	383,759
OPERATING LOSS	(208,045)	(316,799)

OTHER INCOME (EXPENSE)
Gain (Loss) of foreign exchange	549	(3,596)
Interest expense	(8,307)	(9,211)
Total other income (expense)	(7,758)	(12,807)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(215,803)	(329,606)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(215,803)	(329,606)

Less: Net loss attributable to non-controlling interest	13,993	20,626

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(201,810)	$(308,980)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	(29,306)	(562)
COMPREHENSIVE INCOME (LOSS)	$(245,109)	$(330,168)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	188,204,782	178,461,623

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, June 30, 2016	165,372,503	$32,392,657	$4,513,328	$(19,387)	$122,789	$(587,635)	$(36,669,318)	$(247,566)
Common shares issued for cash	18,675,000	307,590		-	-	-	-	307,590

Common stock issued for services	834,000	9,621		-	-	-	-	9,621

Currency translation adjustment	-	-	-	-	(562)	-	-	(562)

Net loss for the year ended June 30, 2017	-	-	-	-	-	(20,626)	(308,980)	(329,606)

Balance, June 30, 2017	184,881,503	$32,709,868	$4,513,328	$(19,387)	$122,227	$(608,261)	$(36,978,298)	$(260,523)

Common stock issued for cash	7,070,000	$154,488	$-	$-	$-	$-	$-	$154,488

Currency translation adjustment	-	-	-	-	(29,306)	-	-	(29,306)

Net loss for the year ended June 30, 2018	-	-	-	-	-	(13,993)	(201,810)	(215,803)

Balance, June 30, 2018	191,951,503	$32,864,356	$4,513,328	$(19,387)	$92,921	$(622,254)	$(37,180,108)	(351,144)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215,803)	$(329,606)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	9,620
Gain on foreign currency exchange transactions	99	3,169
Changes in operating assets and liabilities
Trade accounts receivable	(48,628)	48
Prepaid expenses and other current assets	4,282	4,294
Tax refunds receivable	1,113	929
Accounts payable and accrued expenses	(1,254)	(14,546)
Related party accounts payable	6,873	3,792
Related party advances	(443)	(803)
Net Cash Used in Operating Activities	(253,761)	(323,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	90,113	-
Proceeds from common stock issued for cash	154,489	307,590
Net Cash Provided by Financing Activities	244,602	307,590

EFFECTS OF EXCHANGE RATES	(26,888)	2,428

NET CHANGE IN CASH	(36,047)	(13,085)
CASH AT BEGINNING OF PERIOD	56,990	70,074

CASH AT END OF PERIOD	$20,943	$56,989

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,647	$1,542

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

F-3

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Sangui Biotech International, Inc. (“the Company”) was incorporated in Colorado in 1995. Since 2003 when a comprehensive restructuring of the group was completed, all operations have been carried out by Sangui BioTech GmbH, its 90% owned subsidiary which is headquartered in Witten, Germany. Sangui Biotech International, Inc., (“the Parent Company”) acts as a holding company whose purpose it is to secure financing and access to the capital markets. Effective from June 18, 2018 Sangui BioTech GmbH together with Sastomed GmbH founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership, with Sangui BioTech GmbH as the general partner (owing 99.8%) and Sastomed GmbH as a limited partner (owning 0.2%).

Sangui BioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body such as wound management products in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan (a natural polymer), artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) and cosmetics. The cosmetics products are currently being sold via the Company’s internet shop, yielding a small amount of revenues. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners in exchange for royalties. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and of preparing its market entry in several other European countries and Mexico. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25 percent share of all future profits of the joint venture. Effective December 31, 2017 the Company sold its 25% share of the joint venture to its co-partner.  On June 22, 2018, Sangui KG has acquired all rights in the license agreement concluded on December 17, 2010 with Sastomed GmbH from Sangui BioTec GmbH.

Going Concern

The Company incurred a net loss attributable to common stockholders of $ 201,810 and used cash in operating activities of $253,761 for the year ended June 30, 2018. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. The Company plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc., its 90% owned foreign subsidiaries, Sangui BioTech GmbH and Sangui KG. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of receivables, inventories, long-lived assets, and valuation allowance on deferred tax assets. Due to the current dependence of Sangui on the revenue from the license agreement with Sastomed GmbH, the management places the highest priority on the sales development in this area in order to be able to recognize potential risks in good time and to take appropriate measures if necessary. These measures include regular and ad hoc discussions with the licensee about its planned business development.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.The Company’s financial instruments consist principally of cash, accounts and notes receivable, accounts payable and accrued liabilities, notes payable and amounts due to related parties.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH subsidiary and Sangui KG subsidiary is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. All equity account balances have been translated at the historical rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2018 and 2017, the Company recognized a loss on translation adjustment in the amount of $29,306 and a loss of $562, respectively. Gains of $549 respectively losses of $3,596 resulting from foreign currency transactions as of June 30, 2018 and 2017.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2018 and 2017, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2018	0.856494	0.838296
June 30, 2017	0.876355	0.917966

Pursuant to ASC 830-20-35, Foreign Currency Matters, the Company accounts for the translation of transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2018 and 2017.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2018 and 2017 was $0 and $0, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2018 and 2017, management of the Company believes that no impairment has been indicated. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue which could result in impairment of long-lived assets in the future.

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest and generally require collateral. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable..  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the years ended June 30, 2018 and 2017, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time.  As of June 30, 2018 and 2017, all inventory balances had been reserved against in full.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's largest customer represents over 95% of the Company's revenues.

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

The Company has foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company provides for income taxes, net of applicable foreign tax credits, on temporary differences in its investment in foreign subsidiaries which are not considered to be permanently invested outside of the United States.

The Company adopted ASC 740 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended

June 30, 2018 and 2017, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2018 and 2017.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $23,003 and $16,530 during the fiscal years ended June 30, 2018 and 2017, respectively.

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2018 and 2017, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

The Company adopted ASC 280, "Disclosures about Segments of an Enterprise and Related Information." ASC 280 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2018 and 2017, the Company has one business segment, which is includes the manufacturing and sales of its wound treatment and cosmetic products as well as the licensing of business partners to do the same.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2018 and 2017, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

As stated above, effective June 18, 2018 GmbH founded Sangui KG as a limited partnership. As a result, the business activity and operations of Sangui KG are included in those of GmbH and are therefore subject to the same non-controlling interests accounting guidance as that of GmbH, adjusted for GmbH's 0.2% non-controlling interest in Sangui KG. Due to the fact that there were relatively few days in the period between its founding and the end of the business year, the business activity of Sangui KG were negligible.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the new revenue standards in its first quarter of fiscal year 2019. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company entered into an agreement which is cancellable by either party, with 14 days written notice.  The agreement includes payments to its joint venture partner (SastoMed GmbH) by the Company of $7,760 per month for research and development consulting services. The agreement was terminated September 30, 2017.

On June 9, 2015, the Company entered into a note payable with the Joint Venture for 32,863 Euros.  The note payable accrues interest at 4% annum and is due June 30, 2018.

Effective December 31, 2015 the company sold its interest in the SastoMed joint venture for Euro 6,250, resulting in a gain reported in Other Income of $6,936. The sale of the joint venture terminated the relationship with SastoMed however, the licensing agreement is still in effect. Accordingly the note payable of 34,282 Euros, which was previously recorded as a related party note payable, is now reclassified as non-related party note payable.  As of June 30, 2018 and 2017 the balance due was $40,025 and $39,119.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2018 and 2017:

	June 30,
	2018	2017
Technical and laboratory equipment	$641,326	$641,326
Leasehold improvements	285,189	285,189
Office equipment and furniture	311,371	311,371
Total property and equipment	1,237,886	1,237,886
Less accumulated depreciation and amortization	(1,237,886)	(1,237,886)
Total property and equipment, net	$-	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2018 and 2017, the Company has recorded $19,088 and $12,214, respectively, in accounts payable to related parties for accrued interest from the related party loans payable below.

Related Party Loans Payable

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($116,755 as of June 30, 2018). The note payable accrues interest at 5 percent per annum, is due on June 30, 2019 and is unsecured.  As of June 30, 2018, the note has an accrued interest balance of $18,335.

On December 12, 2017 a Company Director advanced an amount of 25,000 Euros ($29,189 as of June 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2018, the note has an accrued interest balance of $320.

On January 19, 2018 a Company Director advanced an amount of 25,000 Euros ($29,189 as of June 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2018, the note has an accrued interest balance of $259.

On March 13, 2018 a Company Director advanced an amount of 25,000 Euros ($29,189 as of June 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2018, the note has an accrued interest balance of $174.

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2018 and 2017 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with no par value. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Issuances

During the year ended June 30, 2018 the Company issued 7,070,000 shares of common stock for cash at an average of $0.0219 per share, yielding total cash proceeds of $154,488.

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

On August 14, 2015, the company issued 43,189 shares of common stock to the investor in pursuit of the EPA yielding total cash proceeds of $1,500 which was received by the company on September 15, 2015. The EPA expired during the year and no additional common shares were issued.

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2018 and 2017, and during the years ended June 30, 2018 and 2017, no options were issued or outstanding.

NOTE 6 - INCOME TAX PROVISION

Treasury Shares

The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387, at June 30, 2018 and 2017.

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2018 and 2017 respectively, since the Company incurred net operating losses through June 30, 2018.

Income tax expense for the years ended June 30, 2018 and 2017 differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent as follows:

	June 30,	June 30,
	2018	2017
Income tax benefit at U.S. federal statutory rates	$(42,380)	$(64,886)
Effect of:
Changes in derivative liability	-	-
Loss on sale of asset	-	-
Increase (decrease) in valuation allowance	42,380	64,886
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2018 and 2017 are presented below:

	June 30,	June 30,
	2018	2017
Deferred tax assets
Net operating losses	$(7,789,678)	(7,747,298)
Common stock issued for services	130,273	130,273
Debt issued for financing costs	10,500	10,500
Impairment of related parties receivables	269,541	269,541
Change in derivative liabilities	5,892	5,892
Gain on sale of assets	1,456	1,456
Increase (decrease) in valuation allowances	7,372,017	7,329,637
Net deferred taxes	$-	$-

As of June 30, 2018, the Company had net operating loss carryforwards of approximately $35.1million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2018 and 2030. The foreign net operating loss carryforwards do not have an expiration period.

NOTE 6 - INCOME TAX PROVISION (CONTINUED)

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2012 through 2017 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject. The Company has identified potential penalties for the late filing of reports to taxing authorities. The Company believes that it is more likely than not the penalties will be waived and accordingly has not accrued the penalties in the financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2018 and 2017.

Leases

The Company leases office facilities from an unrelated third party at Euro 2,491 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 669 Euros per month beginning August 2015 expiring July 2018.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2018 and 2017. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2018 and 2017, respectively, the Company issued no shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued as of June 30, 2018.

NOTE 9 – NOTE PAYABLE

On June 9, 2015, the Company entered into a note payable with the Joint Venture for 32,863 Euros (see note 2).  The note payable accrues interest at 4% annum and is due June 30, 2018.  Accordingly the note payable and accrued interest of 34,282 Euros, which was previously recorded as a related party note payable, is now reclassified as non-related party note payable.   The principal and accrued interest of the note at June 30, 2018 was $40,025.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2018, the Company issued 1,000,000 shares of common stock for cash at $0.02054 per share to one investor, yielding total cash proceeds of $20,537.

On September 10, 2018 a Company Director advanced an amount of 25,000 Euros ($29,189; converted with exchange rate of June 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

F-7

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2018, using the criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2018, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

Identity of directors and executive officers:

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

The directors as of June 30, 2018 were as follows

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	62	Non-Executive Director	Dec 18, 2008

Thomas Striepe	56	CEO, CFO & Director	Feb 7, 2005

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

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2018, are set out below:

THOMAS STRIEPE, is the Vice President Accounting and Controlling at Treukonzept Finance  GmbH, Hamburg, Germany, a financial services company. Prior to joining Treukonzept Finance GmbH in 2004, he held management positions in the accounting departments of several German and international corporations. He holds an MBA from Hamburg University.

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

Significant Employees

All but one individuals serving as scientific or administrative staff have been engaged on the basis of consulting agreements. They include non-disclosure and exclusivity sections and secure the ongoing cooperation. Key personnel the expertise and abilities of which would be difficult to replace, includes Dr. Harald Poetzschke.

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2018, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

		Salary		Stock	Option	Total
Name and Principal Position	Year	($) (1)	Bonus ($)	Awards ($)	Awards ($)	($)

Thomas Striepe Chief Executive Officer Chief Financial Officer	2018 2017	19,253(3)	- -	- -	- -	19,253

Hubertus Schmelz(2)	2018 2017	- -	- -	- -	- -	- -

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD using the average exchange rate of the period July 1 through June 30 for each year.

(2) Hubertus Schmelz serves as the Chief Executive Officer of the Company’s 90% owned subsidiary, Sangui Biotech, GMBH.

(3) See Item 13 below, Certain Relationships and Related Transactions, and Director Independence.

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

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the fiscal year ended June 30, 2018.

Other Contracts

None.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance as part of any Equity Compensation Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2018, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Wolfgang Jensen Am Berge 9 21376 Eyendorf Germany	20,026,800	10.4%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	18,806,481	9.8%

Common Stock	SastoMed GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	8,406,838	4.4%

Security Ownership of Management

The following table sets forth, as of June 30, 2018, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Alfred Herrhausen Street 44 58455 Witten Germany	1,350,000	0.7%

Common Stock	Hubertus Schmelz Alfred Herrhausen Street 44 58455 Witten Germany	18,806,481	9.8%

Common Stock	All Officers and Directors as a Group (2 persons)	20,156,481	10.5%

Percentages are calculated on the basis of 191,951,503 shares issued on June 30, 2018.

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

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2018 and 2017.

As of June 30, 2018 and 2017, the Company has recorded $2,779 and $0, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for 100,000 Euros. The note is adapted period to period. On May 31, 2016 the note payable and accrued interest were transferred to a Company Director.  The note payable accrues interest at 5 percent per annum, is due on June 30, 2019 and is unsecured. On December 12, 2017, January 19, 2018 and March 13, 2018, the Director granted three additional loans of 25,000 Euros each to the Company. The interest rate is uniformly 2.0% per annum. They are unsecured. The balance of both note and loan principal and interest is $ 223,410 at June 30, 2018.

Consulting Contract with Thomas Striepe.

The Company signed a consulting contract with Thomas Striepe, covering certain administrational services on April 01, 2018.

Parents

Not applicable.

Promoters and Control Persons

Not applicable.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2018 and 2017 were Sadler, Gibb & Associates, LLC.

(a)

Audit Fees. For the fiscal year ended 2018, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $25,500

(in $)	2018	2017
Audit Fees	25,500	27,950
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

(b)

Audit-Related Fees. For the fiscal year ended 2018 and 2017 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)

Tax Fees. For the fiscal years ended 2018 and 2017 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2018 and 2017.

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Financial Officer	September 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	September 28, 2018

/s/ Hubertus Schmelz Hubertus Schmelz	Director	September 28, 2018