Form 10-Q
period 2018-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2018-11-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes [  ]       No [X]

As of November 14, 2018, there were 197,951,503 shares of the issuer's Common Stock, no par value, issued and 197,897,747 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2018

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements ..............................................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	13
Item 4.	Controls and Procedures ........................................................................................................................	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	14
Item 1A.	Risk Factors...........................................................................................................................................	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	14
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	14
Item 5.	Other Information..................................................................................................................................	14
Item 6.	Exhibits..................................................................................................................................................	14

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

Our unaudited condensed consolidated balance sheet as of September 30, 2018 and the audited balance sheet as of June 30, 2018, our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three - month period ended September 30, 2018, and 2017, and our unaudited condensed consolidated statements of cash flows for the three - month period ended September 30, 2018, and 2017 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2018	2018
	(unaudited)
CURRENT ASSETS

Cash	$49,798	$20,943
Prepaid expenses and other assets	27,769	22,774
Tax refunds receivable	100,560	2,143
Accounts receivable, net	476	49,107
Note receivable, related party	815	7,062

Total Current Assets	179,418	102,029

PROPERTY AND EQUIPMENT, Net	-	-
TOTAL ASSETS	$179,418	$102,029

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$200,391	$189,739
Accrued interest - related party	21,061	19,088
Note payable	-	40,025
Notes payable - related party	384,315	204,321
Total Current Liabilities	605,767	453,173

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
192,951,503 and 191,951,503 shares issued and
192,897,747 and 191,897,747 shares outstanding respectively	32,884,893	32,864,356
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income (loss)	93,306	92,921
Accumulated deficit	(37,270,071)	(37,180,108)
Total Sangui Biotech International, Inc's stockholders's equity	202,069	271,110
Non-controlling interest	(628,418)	(622,254)

Total Stockholders' Equity (Deficit)	(426,349)	(351,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$179,418	$102,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended
	September 30,
	2018	2017

REVENUES
License revenues	$11,272	$16,636
COST OF SALES	73	4

GROSS MARGIN	11,199	16,632

OPERATING EXPENSES
Research and development	7,972	4,629
Professional fees	49,934	39,578
General and administrative	46,791	30,214
Total Operating Expenses	104,697	74,421

OPERATING LOSS	(93,498)	(57,789)

OTHER INCOME (EXPENSE)
Gain (Loss) of foreign exchange	1,062	(4,494)
Interest expense	(3,691)	(1,868)
Total other income (expense)	(2,629)	(6,362)

LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(96,127)	(64,151)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(96,127)	(64,151)

Less: Net loss attributable to non-controlling interest	6,164	3,806

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(89,963)	$(60,345)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	385	(24,760)

COMPREHENSIVE INCOME (LOSS)	$(95,742)	$(88,911)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	192,661,180	185,764,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,127)	$(64,151)
Adjustments to reconcile net loss to net cash
used by operating activities:
Foreign currency exchange transactions	(1,062)	4,053
Changes in operating assets and liabilities
Trade accounts receivable	48,430	-
Prepaid expenses and other current assets	(5,299)	3,430
Tax refunds receivable	(98,291)	(1,382)
Accounts payable and accrued expenses	10,416	12,953
Related party advances	6,217	1,923
Related party accounts payable	1,972	-
Net Cash Used in Operating Activities	(133,744)	(43,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	668,692	-
Prepayment of related party note payable	(488,374)	-
Proceeds from common stock issued for cash	20,537	59,399
Prepayment notes payable	(38,329)	-
Net Cash Provided by Financing Activities	162,526	59,399

EFFECTS OF EXCHANGE RATES	73	(21,143)

NET INCREASE (DECREASE) IN CASH	28,855	(4,918)
CASH AT BEGINNING OF PERIOD	20,943	56,990

CASH AT END OF PERIOD	$49,798	$52,072

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$2,292	$1,549

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three - month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., (Sangui or the Company) was incorporated in Colorado in 1995 and conducts business through its ninety-percent-owned subsidiary, Sangui BioTech GmbH (Sangui GmbH) and its 99.8% owned subsidiary Sangui Know-how und Patentverwertungsgesellschaft mbH & Co. KG (Sangui KG). Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products.

Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2018 and June 30, 2018 and our unaudited consolidated statements of operations for the three – month period ended September 30, 2018 and 2017, were calculated as follows:

The Company accounts for the translations denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other income / Other expenses.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $ 37,270,071 as of September 30, 2018. The Company incurred a net loss before non-controlling interest of $96,127 during the three months ended September 30, 2018 and used cash in operating activities of $ 133,744 during the three months ended September 30, 2018. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company derives revenue primarily from licensing fees on sales of its wound spray product.

The licensing fees are invoiced on a quarterly basis and are recognized as revenues during the quarter for which the sales were reported by the licensee.

The conditions of ASC 606 are met and the Company records revenues when: (i) a valid license arrangement exists, (ii) the license terms are fixed and determinable, (iii) the later of (a) when the licensee makes the subsequent sales or use that trigger the royalty or (b) the performance obligation to which some or all of the sales-based or usage- based royalties has been allocated has been satisfied and (iv) collectability is probable.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2018, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive income (loss) is limited to the changes in the cumulative foreign currency translation adjustments, which is recorded as components of stockholders' equity.

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

September 30, 2018 and June 30, 2018

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

Leases

The Company leases office facilities in Witten/Germany from a unrelated third party for Euro 2,460 per month. The office lease contracts are maintained on a month-to-month basis. The Company also leases office facilities in Hamburg/Germany from a unrelated third party for the period from September 1, 2018 to June 30, 2019, with an automatic extension to January 31, 2020, if not terminated 90 days before June 30, 2019 for Euro 670 per month.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month beginning June 2018 expiring May 2020.

NOTE 4 – DEBT

Notes Payable Related Parties

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($116,215 as of September 30, 2018). The note payable accrues interest at 5 percent per annum, is due on June 30, 2019 and is unsecured.  As of September 30, 2018, the note has an accrued interest balance of $19,718.

On December 12, 2017 a Company Director advanced an amount of 25,000 Euros ($29,054 as of September 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of September 30, 2018, the note has an accrued interest balance of $465.

On January 19, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054 as of September 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of September 30, 2018, the note has an accrued interest balance of $404.

On March 13, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054 as of September 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of September 30, 2018, the note has an accrued interest balance of $320.

On July 12, 2018 a Company Director advanced an amount of 420,000 Euros ($488,103) to the Company. The loan was due on demand, accrues interest annually at 4% and is unsecured.  The Company has fully repaid principle and accrued interest ($759) on July 26, 2018.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

(Unaudited)

On July 12, 2018 a Company Director advanced an amount of 80,000 Euros ($92,832 as of September 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 4% and is unsecured.  As of September 30, 2018, the note has an accrued interest balance of $806. The Company has fully repaid principle and accrued interest on October 23, 2018.

On July 16, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054 as of September 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of September 30, 2018, the note has an accrued interest balance of $121.

On September 10, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054 as of September 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of September 30, 2018, the note has an accrued interest balance of $32.

On September 28, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054 as of September 30, 2018) to the Company. The loan is due on demand, accrues no interest and is unsecured.  The Company has fully repaid the loan on October 1, 2018.

Notes payable

 On June 15, 2015 the Company entered into an unsecured note for 32,963 Euros and accrues interest annually at 4%.  The note was originally entered into with a related-party.  As of June 30, 2018, due to a change in nature of relationship with the note holder, the Company has discontinued recording it as a related party obligation.  As of June 30, 2018, the principle and accrued interest of the note was $40,025.  The Company has fully repaid principle and accrued interest on July 17, 2018.

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.  As of September 30, 2018 and June 30, 2018, the Company had 192,951,503 shares and 191,951,503 shares of common stock issued and 192,897,747 and 191,897,747 shares outstanding, respectively.

During the three months ended September 30, 2018, the Company issued 1,000,000 shares of common stock to one individual for cash proceeds of $20,537 ($0.02054 per share).

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 at September 30, 2018.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued 5,000,000 shares of common stock for cash at $0.0115 per share to one investor, yielding total cash proceeds of $57,302.

Subsequent to September 30, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054; converted with exchange rate of September 30, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

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

Sangui GmbH holds distribution rights for our Chitoskin wound pads for the European Union and various other countries. Additionally, a European patent has been granted for the production and use of improved Chitoskin wound pads.

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

In response, we developed nano-emulsion based cosmetic preparations that in their design are able to help support regeneration of the skin by improving its oxygen supply. Our line of cosmetic products was thoroughly tested by an independent research institute and received top marks for skin moisturizing, and enhanced skin elasticity, respectively. However, sales of this series have remained at a low level and during the first quarter of the 2016 financial year we decided to decrease our operations in this particular segment and to abandon the patent protection for this range of products.

Chitoskin Wound Pads

Usually, normal (“primary”) wounds tend to heal over a couple of days without leaving scars following a certain sequence of phases. Burns and certain diseases impede the normal wound healing process, resulting in large, hardly healing (“secondary”) wounds which only close by growing new tissue from the bottom. Wound dressings serve to safeguard the wound with its highly sensitive new granulation tissue from mechanical damage as well as from infection. Using the natural polymer chitosan, Sangui’s Chitoskin wound dressings show outstanding properties in supporting wound healing. Sangui GmbH holds various distribution rights for our Chitoskin wound pads, and it is the strategy of the company to find industry partners ready to acquire or license this product range as a whole.

Hemospray Wound Spray

Sangui GmbH has developed a novel medical technology supporting the healing of chronic wounds. Lack of oxygen supply to the cells in the wound ground is the main reason why those wounds lose their genuine healing power. Based on its concept of artificial oxygen carriers, the wound spray product we developed bridges the watery wound surface and permits an enhanced afflux of oxygen to the wound ground.

Sangui GmbH has granted SastoMed global distribution rights to this product. Distribution of the wound spray began in the European Union in April 2012 under the brand name “Granulox”.

In December 2012, product distribution was initiated in Mexico by Sastomed and their local distribution partner Bio-Mac Pharma and international distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and South Eastern Europe.

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

FINANCIAL POSITION

During the three months ended September 30, 2018, our total assets increased $77,389 from $102,029 at June 30, 2018 to $179,418 at September 30, 2018. An increase in the cash on hand and tax funds receivable from June 30, 2018 to September 30, 2018, respectively of $28,855 and $98,417 were primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. Our stockholders’ equity (deficit) increased by $75,205 from ($351,144) at June 30, 2018 to ($426,349) at September 30, 2018. The primary factor behind this was net loss attributable to common stockholders of $89,963, offset by the issuance of stock for cash in the amount of $20,537.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2018 and 2017:

REVENUES – Revenues reported were $11,272 and $16,636 for the three months ended September 30, 2018 and 2017 respectively. Revenues decreased by $5,364 for the three months ended September 30, 2018. The decrease of $5,364 can be traced back to a decrease in royalties from the licensing agreement with SastoMed. Cost of sales were $73 and $4 for the three months ended September 30, 2018 and 2017 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses increased by $3,343 to $7,972 from $4,629 for the three-month periods ending September 30, 2018 and 2017. This increase is mainly attributed to higher fees for patents.

GENERAL AND ADMINISTRATIVE AND PROFESSIONAL FEES –The combined accumulated general and administrative expenses and professional fees increased $26,933 to $96,725 in the first three month ended September 30, 2018, from $69,792 in the respective period of the previous year mainly due higher professional fees and higher costs for vehicles leased.

INTEREST EXPENSE - interest expenses for the three-month period ended September 30, 2018 and 2017 were $3,691 and $1,868, an increase of $1,823. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to a loss of $89,963 compared to a loss of $60,345 for the three months ended September 30, 2018 and 2017 respectively. The loss per share was $(0.00).

 Our consolidated net loss before non-controlling interest was $96,127, or $(0.00) per common share, for the three months ended September 30, 2018, compared to $64,151or $(0.00) per common share, during the comparable period in our 2017 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2018, net cash used in operating activities increased $90,570 to $(133,744), compared to $(43,174) in the corresponding period of the previous year mainly due to the increase of the operating loss of approximately $31,976 from a loss of $(64,151) in 2017 to a loss of $(96,127) in 2018 and to the increase of the tax refunds receivables of approximately $98,417.

The Company funded its business in the first three months ended September 30, 2018 by raising notes payable totaling 575,000 Euros ($ 668,692) and issuing 1,000,000 shares of common stock, yielding total cash proceeds of $20,537. The Company repaid notes payable in the first three month totaling 452,963 Euros ($488,374).

We had a working capital deficit of approximately $426,350 at September 30, 2018, an increase of approximately $75,205 from June 30, 2018.

 At September 30, 2018 compared to June 30, 2018, we had cash of $49,798 compared to $20,943, prepaid expenses of $27,769 compared to $22,774 and accounts receivable of $476 compared $49,107. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2018, the Company issued 1,000,000 shares of its common stock for cash to one individual at a stock price of $0.02054. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent to the period of this report, on October 23, 2018, the Company issued 5,000,000 shares of its common stock for cash to one individual at a stock price of $0.0115. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2018 and the audited balance sheet as of June 30, 2018, the unaudited condensed consolidated Statements of Operations for the three month period ended September 30, 2018 and 2017, and the unaudited condensed consolidated Statements of Cash Flows for the three month period ended September 30, 2018 and 2017, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: November 13, 2018

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer