Form 10-Q
period 2018-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2019-02-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                             Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company.   See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes [  ]       No [X]

As of February 13, 2019, there were 199,295,503 shares of the issuer's Common Stock, no par value, issued and 199,241,747 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2018

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

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited condensed consolidated balance sheet as of December 31, 2018 and the audited balance sheet as of June 30, 2018, our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three- and six-month periods ended December 31, 2018, and 2017, and our unaudited condensed consolidated statements of cash flows for the six - month period ended December 31, 2018, and 2017 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2018	2018
	(unaudited)
CURRENT ASSETS

Cash	$36,243	$20,943
Prepaid expenses and other assets	19,807	22,774
Tax refunds receivable	7,804	2,143
Accounts receivable, net	53,285	49,107
Note receivable, related party	1,745	7,062

Total Current Assets	118,884	102,029

PROPERTY AND EQUIPMENT, Net	-	-
OTHER ASSETS	-	-

TOTAL ASSETS	$118,884	$102,029

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$185,235	$189,739
Accrued interest - related party	23,036	19,088
Note payable	-	40,025
Notes payable - related party	314,557	204,321

Total Current Liabilities	522,828	453,173

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
199,295,503 and 191,951,503 shares issued and
199,241,747 and 191,897,747 shares outstanding respectively	32,967,499	32,864,356
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income (loss)	91,585	92,921
Accumulated deficit	(37,326,427)	(37,180,108)
Total Sangui Biotech International, Inc's stockholders's equity	226,598	271,110
Non-controlling interest	(630,542)	(622,254)

Total Stockholders' Equity (Deficit)	(403,944)	(351,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$118,884	$102,029

The accompanying notes are an integral part of these condensed consolidated financial statements. 2

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

REVENUES
License revenues	$44,095	$38,446	$55,367	$55,082
COST OF SALES	26	40	99	44
GROSS MARGIN	44,069	38,406	55,268	55,038

OPERATING EXPENSES
Research and development	7,314	3,176	15,286	7,805
Professional fees	53,282	54,345	103,216	93,923
General and administrative	43,610	32,221	90,401	62,435
Total Operating Expenses	104,206	89,742	208,903	164,163

OPERATING LOSS	(60,137)	(51,336)	(153,635)	(109,125)

OTHER INCOME (EXPENSE)
Gain (Loss) of foreign exchange	5,395	(1,444)	6,457	(5,938)
Interest expense	(2,525)	(1,908)	(6,216)	(3,776)
Total other income (expense)	2,870	(3,352)	241	(9,714)

LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(57,267)	(54,688)	(153,394)	(118,839)

Provision for income taxes	1,213	-	1,213	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(58,480)	(54,688)	(154,607)	(118,839)

Less: Net loss attributable to non-controlling interest	2,124	2,151	8,288	5,957

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(56,356)	$(52,537)	$(146,319)	$(112,882)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(1,721)	4,115)	(1,336)	(28,875)

COMPREHENSIVE INCOME (LOSS)	$(60,201)	$(58,803)	$(155,943)	$(147,714)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	195,147,849	187,789,962	195,007,308	187,036,368

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,607)	$(118,839)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	18,652	-
Foreign currency exchange transactions	(6,457)	6,346
Changes in operating assets and liabilities
Trade accounts receivable	(5,211)	(476)
Prepaid expenses and other current assets	747	(1,389)
Tax refunds receivable	(5,735)	2,085
Accounts payable and accrued expenses	(2,700)	(24,204)
Related party advances	6,160	(279)
Related party accounts payable	3,948	3,660
Net Cash Used in Operating Activities	(145,203)	(133,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	720,341	29,299
Repayment of related party note payable	(604,756)	-
Proceeds from common stock issued for cash	84,491	88,928
Repayment notes payable	(37,971)	-
Net Cash Provided by Financing Activities	162,105	118,227

EFFECTS OF EXCHANGE RATES	(1,602)	(23,740)

NET INCREASE (DECREASE) IN CASH	15,300	(38,609)
CASH AT BEGINNING OF PERIOD	20,943	56,990

CASH AT END OF PERIOD	$36,243	$18,381

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$2,509	$1,553

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018 and June 30, 2018

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three- and six - month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., (Sangui or the Company) was incorporated in Colorado in 1995 and conducts business through its 90% owned subsidiary, Sangui BioTech GmbH (Sangui GmbH) and its 99.8% owned subsidiary Sangui Know-how und Patentverwertungsgesellschaft mbH & Co. KG (Sangui KG). Sangui GmbH, which is headquartered in Witten, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products. Sangui KG is a limited partnership that holds the license rights under the various agreements that the Company enters into from time to time.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2018 and June 30, 2018 and our unaudited consolidated statements of operations for the six – month period ended December 31, 2018 and 2017, were calculated as follows:

The Company accounts for the translations denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other income.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018 and June 30, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risk and Uncertainties

The Company's line of future pharmaceutical products (artificial oxygen carriers or blood substitute and additives) and medical products (wound dressings and other wound management products) being developed by Sangui GmbH, are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The pharmaceuticals, under development in Germany, will be subject to more stringent regulatory requirements, because they are in vivo products for humans. The Company and its subsidiaries have no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $ 37,326,427 as of December 31, 2018. The Company incurred a net loss before non-controlling interest of $154,607 during the six months ended December 31, 2018 and used cash in operating activities of $145,203 during the six months ended December 31, 2018. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018 and June 30, 2018

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

The conditions of ASC 606 are met and the Company records revenues when: (i) a valid license arrangement exists, (ii) the license terms are fixed and determinable, (iii) the later of (a) when the licensee makes the subsequent sales or use that trigger the royalty, or (b) the performance obligation to which some or all of the sales-based or usage- based royalties has been allocated has been satisfied and (iv) collectability is probable.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2018, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

December 31, 2018 and June 30, 2018

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

Leases

The Company leases office facilities in Witten/Germany from an unrelated third party for Euro 2,460 per month. The office lease contracts are maintained on a month-to-month basis. The Company also leases office facilities in Hamburg/Germany from an unrelated third party for the period from September 1, 2018 to June 30, 2019, with an automatic extension to January 31, 2020, if not terminated 90 days before June 30, 2019 for Euro 670 per month.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month beginning June 2018 expiring May 2020.

NOTE 4 – DEBT

Notes Payable Related Parties

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($114,384 as of December 31, 2018). The note payable accrues interest at 5 percent per annum, is due on June 30, 2019 and is unsecured.  As of December 31, 2018, the note has an accrued interest balance of $20,849.

On December 12, 2017 a Company Director advanced an amount of 25,000 Euros ($28,596 as of December 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of December 31, 2018, the note has an accrued interest balance of $602.

On January 19, 2018 a Company Director advanced an amount of 25,000 Euros ($28,596 as of December 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of December 31, 2018, the note has an accrued interest balance of $542.

On March 13, 2018 a Company Director advanced an amount of 25,000 Euros ($28,596 as of December 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of December 31, 2018, the note has an accrued interest balance of $459.

On July 12, 2018 a Company Director advanced an amount of 420,000 Euros ($488,103) to the Company. The loan was due on demand, accrues interest annually at 4% and is unsecured.  The Company has fully repaid principle and accrued interest ($759) on July 26, 2018.

On July 12, 2018 a Company Director advanced an amount of 80,000 Euros ($92,832) to the Company. The loan is due on demand, accrues interest annually at 4% and is unsecured. The Company has fully repaid principle and accrued interest ($793) on October 23, 2018.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018 and June 30, 2018

(Unaudited)

On July 16, 2018 a Company Director advanced an amount of 25,000 Euros ($28,596 as of December 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of December 31, 2018, the note has an accrued interest balance of $263.

On September 10, 2018 a Company Director advanced an amount of 25,000 Euros ($28,596 as of December 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of December 31, 2018, the note has an accrued interest balance of $175.

On September 28, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054). The loan is due on demand, accrues no interest and is unsecured.  The Company has fully repaid the loan on October 1, 2018.

On October 4, 2018 a Company Director advanced an amount of 25,000 Euros ($28,596 as of December 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of December 31, 2018, the note has an accrued interest balance of $138.

On December 27, 2018 a Company Director advanced an amount of 25,000 Euros ($28,596 as of December 31, 2018) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of December 31, 2018, the note has an accrued interest balance of $6.

Notes payable

 On June 15, 2015 the Company entered into an unsecured note for 32,963 Euros and accrues interest annually at 4%.  The note was originally entered into with a related-party.  As of June 30, 2018, due to a change in nature of relationship with the note holder, the Company has discontinued recording it as a related party obligation.  As of June 30, 2018, the principle and accrued interest of the note was $40,025.  The Company fully repaid principle and accrued interest on July 17, 2018.

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of December 31, 2018 and June 30, 2018, the Company had 199,295,503 shares and 191,951,503 shares of common stock issued and 199,241,747 and 191,897,747 shares outstanding, respectively.

During the six months ended December 31, 2018, the Company issued 6,500,000 shares of common stock to three individuals for cash proceeds of $84,491 ($0.013 per share) and 844,000 shares of common stock to one individual for services valued at $18,652 ($0.0221 per share).

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 at December 31, 2018.

Stock –Based Compensation -  On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. The term of the plan was 10 years. It expired in October 2018.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018 and June 30, 2018

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018 a Company Director advanced an amount of 15,000 Euros ($17,513) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

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

Our focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in the case of chronic wounds. We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes. In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing, is distributed by SastoMed GmbH (Sastomed), a former joint venture company in which we had held a share of 25%, as global licensee under the Granulox brand name. Effective end of second quarter of our fiscal year 2016 we sold this stake to SanderStrohmann GmbH.

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

Our most promising potential product in the area of artificial oxygen carriers, the blood additive, is still in an early development stage. In the pursuit of these projects we will need to obtain substantial additional capital to continue their development. As the Company has limited financial resources, we have suspended this project temporarily in order to focus our attention on our chronic wound research and the products developed in conjunction with their treatment.

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

Sangui GmbH has granted SastoMed global distribution rights to this product. Distribution of the wound spray began in the European Union in April 2012 under the brand name “Granulox.”

In December 2012, product distribution was initiated in Mexico by Sastomed and their local distribution partner Bio-Mac Pharma. International distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and South Eastern Europe.

Since December 2013, international distribution outside Germany in collaboration with local partners has occurred in more than 40 countries in Europe and Latin American.

On November 13, 2017, the Company announced that Infirst Healthcare Ltd has announced that the United States (US) Food and Drug Administration had granted Fast Track designation to Granulox for the treatment of diabetic foot ulcers. It is the first and only hemoglobin spray to receive Fast Track designation - a process designed to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

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

On or about June 18, 2018, Sangui GmbH together with Sastomed GmbH founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership. On June 22, 2018, Sangui KG acquired all the rights in the license agreement made on December 17, 2010, between Sastomed GmbH and Sangui GmbH.

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

FINANCIAL POSITION

During the six months ended December 31, 2018, our total assets increased $16,855 from $102,029 at June 30, 2018 to $118,884 at December 31, 2018. An increase in the cash on hand and tax funds receivable  from June 30, 2018 to December 31, 2018, of $15,300 respectively of $7,820 were primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. Our stockholders’ equity (deficit) increased by $52,800 from ($351,144) at June 30, 2018 to ($403,944) at December 31, 2018. The primary factor behind this was net loss attributable to common stockholders of $146,319, offset by the issuance of stock for cash ($84,491) and services received ($18,652).

RESULTS OF OPERATIONS

For the three-month and six-month period December 31, 2018 and 2017:

REVENUES – Revenues reported were $44,095 and $38,446 for the three months ended December 31, 2018 and 2017 respectively. For the six months ended December 31, 2018 and 2017 revenues were $55,367 and $55,082. Revenues increased by $5,649 for the three months ended December 31, 2018 and increased by $285 for the six months ended December 31, 2018. The increase of $5,649 and $285 respectively can be traced back to a increase in royalties from the licensing agreement with SastoMed. Cost of sales were $99 and $44 for the six months ended December 31, 2018 and 2017 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses increased by $4,138 to $7,314 from $3,176 for the three-month periods ending December 31, 2018 and 2017.  Research and development expenses increased $7,481 to $15,286 in the first half-year of our 2019 financial year from $7,805 in the comparable period of the previous year. This increase is mainly attributed to higher fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES –The combined accumulated general and administrative expenses and professional fees increased $10,326 to $96,892 in the three months ended December 31, 2018, from $86,566 in the respective period of the previous year. Accumulated general and administrative expenses and professional fees increased $37,259 to $193,617 in the half-year ended December 31, 2018, from $156,358 in the respective period of the previous year mainly due to higher professional fees and higher costs for vehicles leased.

INTEREST EXPENSE - interest expenses for the three-month period ended December 31, 2018 and 2017 were $2,525 and $1,908, an increase of $617. For the six months ended December 31, 2018 and 2017, interest expense increased by $2,440 to $6,216 from $3,776. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to $56,356 compared to a loss of $52,537 for the three months ended December 31, 2018 and 2017 respectively and a loss of $146,319 compared to a loss of $112,882 for the six-month ended December 31, 2018 and 2017 respectively. The loss per share for both periods was $(0.00).

 Our consolidated net loss before non-controlling interest was $58,480, or $(0.00) per common share, for the three months ended December 31, 2018, compared to $54,688 or $(0.00) per common share, during the comparable period in our 2017 financial year. Our consolidated net loss before non-controlling interest was $154,607 or $(0.00) per common share, for the six months ended December 31, 2018, compared to $118,839 or $(0.00) per common share, during the comparable period in our 2018 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2018, net cash used in operating activities increases $12,107 to $(145,203), compared to $(133,096) in the corresponding period of the previous year. This is mainly due to a increase of the operating loss of approximately $35,768 from a loss of $(118,839) in 2017 to a loss of $(154,607) in 2018 and to the increase of the tax refunds receivables of approximately $7,820.

The Company funded its business in the first six months ended December 31, 2018 by raising notes payable totaling 625,000 Euros ($ 720,341) and issuing 6,500,000 shares of common stock, yielding total cash proceeds of $84,491. The Company repaid notes payable in the first six month totaling 557,963 Euros ($642,727).

We had a working capital deficit of approximately $403,944 at December 31, 2018, an increase of approximately $52,800 from June 30, 2018.

 At December 31, 2018 compared to June 30, 2018, we had cash of $36,243 compared to $20,943, prepaid expenses of $19,807 compared to $22,774 and accounts receivable of $53,285 compared $49,107. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 1a - Risk Factors

We are a smaller reporting company as defined by §229,10(f)(1) and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

On October 23, 2018, the Company issued 5,000,000 shares of its common stock for cash to one individual at a stock price of $0.01. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On November 16, 2018, the Company issued 844,000 shares of its common stock for services valued at $18,652 to one individual at a stock price of $0.02. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

On November 27, 2018, the Company issued 500,000 shares of its common stock for cash to one individual at a stock price of $0.01. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2018 and the audited balance sheet as of June 30, 2018, the unaudited condensed consolidated Statements of Operations for the three month and six month periods ended December 31, 2018 and 2017, and the unaudited condensed consolidated Statements of Cash Flows for the three month period ended December 31, 2018 and 2017, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: February 13, 2019

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer