Form 10-Q
period 2019-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2019-05-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                             Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.   See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ X ]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes [  ]       No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None	N/A	N/A

As of May 13, 2019, there were 199,295,503 shares of the issuer's Common Stock, no par value, issued and 199,241,747 shares outstanding.

i

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2019

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements ..............................................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	16
Item 4.	Controls and Procedures ........................................................................................................................	16
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	17
Item 1A.	Risk Factors...........................................................................................................................................	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	17
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	18
Item 5.	Other Information..................................................................................................................................	18
Item 6.	Exhibits..................................................................................................................................................	18

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

Our unaudited condensed consolidated balance sheet as of March 31, 2019 and the audited balance sheet as of June 30, 2018, our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine - month period ended March 31, 2019, and 2018, our Stockholders’equity for the three and nine month ended March 31, 2019, and 2018 and our unaudited condensed consolidated statements of cash flows for the nine - month period ended March 31, 2019, and 2018 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2019	2018
	(unaudited)
CURRENT ASSETS
Cash	$18,529	$20,943
Prepaid expenses and other assets	14,283	22,774
Tax refunds receivable	4,041	2,143
Accounts receivable, net	9,895	49,107
Note receivable, related party	4,014	7,062

Total Current Assets	50,762	102,029

PROPERTY AND EQUIPMENT, Net	-	-
TOTAL ASSETS	$50,762	$102,029

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$122,104	$189,739
Accrued interest - related party	25,104	19,088
Note payable	-	40,025
Notes payable - related party	381,872	204,321
Total Current Liabilities	529,080	453,173

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
199,295,503 and 191,951,503 shares issued and
199,241,747 and 191,897,747 shares outstanding respectively	32,967,499	32,864,356
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	88,338	92,921
Accumulated deficit	(37,392,841)	(37,180,108)
Total Sangui Biotech International, Inc's stockholders's equity	156,937	271,110
Non-controlling interest	(635,255)	(622,254)

Total Stockholders' Equity (Deficit)	(478,318)	(351,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$50,762	$102,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

REVENUES
License revenues	$8,062	$10,191	$63,429	$65,273
COST OF SALES	(99)	-	-	44
GROSS MARGIN	8,161	10,191	63,429	65,229

OPERATING EXPENSES
Research and development	5,092	9,983	20,378	17,788
Professional fees	39,700	34,866	142,916	128,789
General and administrative	37,519	34,140	127,920	96,575
Total Operating Expenses	82,311	78,989	291,214	243,152

OPERATING LOSS	(74,150)	(68,798)	(227,785)	(177,923)

OTHER INCOME (EXPENSE)
Gain (Loss) of foreign exchange	7,013	(5,922)	13,470	(11,860)
Interest expense	(2,508)	(2,205)	(8,724)	(5,981)
Total other income (expense)	4,505	(8,127)	4,746	(17,841)

LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(69,645)	(76,925)	(223,039)	(195,764)

Provision for income taxes	1,481	-	2,694	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(71,126)	(76,925)	(225,733)	(195,764)

Less: Net loss attributable to non-controlling interest	4,713	5,039	13,001	10,996

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,413)	$(71,886)	$(212,732)	$(184,768)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(3,247)	(8,236)	(4,583)	(37,111)

COMPREHENSIVE INCOME (LOSS)	$(74,373)	$(85,161)	$(230,316)	$(232,875)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	199,295,503	188,451,503	196,410,717	187,499,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Three-Month Period Ended March 31, 2018
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, January 1, 2018	188,451,503	$32,798,795	$4,513,328	$(19,387)	$93,352	$(614,218)	$(37,091,180)	$(319,310)

Common shares issued for Cash	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(8,236)	-	-	(8,236)

Net loss	-	-	-	-	-	(5,039)	(71,886)	(76,925)

Balance, March 31, 2018	188,451,503	$32,798,795	$4,513,328	$(19,387)	$85,116	$(619,257)	$(37,163,066)	$(404,471)

	Three-Month Period Ended March 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, January 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,585	$(630,542)	$(37,326,426)	$(403,943)

Common stock issued for cash	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(3,247)	-	-	(3,247)

Net loss	-	-	-	-	-	(4,713)	(66,415)	(71,128)

Balance, March 31, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$88,338	$(635,255)	$(37,392,841)	(478,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Nine-Month Period Ended March 31, 2018
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, July 1, 2017	184,881,503	$32,709,868	$4,513,328	$(19,387)	$122,227	$(608,261)	$(36,978,298)	$(260,523)

Common shares issued for Cash	3,570,000	88,927	-	-	-	-	-	88,927

Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(37,111)	-	-	(37,111)

Net loss	-	-	-	-	-	(10,996)	(184,767)	(195,764)

Balance, March 31, 2018	188,451,503	$32,798,795	$4,513,328	$(19,387)	$85,116	$(619,257)	$(37,163,065)	$(404,471)

	Nine-Month Period Ended March 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, July 1, 2018	191,951,503	$32,864,356	$4,513,328	$(19,387)	$92,921	$(622,254)	$(37,180,108)	$(351,144)

Common stock issued for cash	6,500,000	$84,491	$-	$-	$-	$-	$-	$84,491

Common stock issued for services	844,000	18,652	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(4,583)	-	-	(4,583)

Net loss	-	-	-	-	-	(13,001)	(212,733)	(225,734)

Balance, March 31, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$88,338	$(635,255)	$(37,392,841)	(496,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(225,733)	$(195,764)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	18,652	-
Foreign currency exchange transactions	(13,470)	11,507
Changes in operating assets and liabilities
Trade accounts receivable	38,125	-
Prepaid expenses and other current assets	3,910	4,177
Tax refunds receivable	(2,010)	(3,849)
Accounts payable and accrued expenses	(65,187)	(5,782)
Related party advances	2,838	(240)
Related party accounts payable	6,487	5,942
Net Cash Used in Operating Activities	(236,388)	(184,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	791,420	90,113
Repayment of related party note payable	(601,977)	-
Proceeds from common stock issued for cash	84,491	88,928
Repayment notes payable	(37,796)	-
Net Cash Provided by Financing Activities	236,138	179,041

EFFECTS OF EXCHANGE RATES	(2,164)	(27,871)

NET INCREASE (DECREASE) IN CASH	(2,414)	(32,839)
CASH AT BEGINNING OF PERIOD	20,943	56,990

CASH AT END OF PERIOD	$18,529	$24,151

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$2,560	$1,553
NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements. 6

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019 and June 30, 2018

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three- and nine - month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2019.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2019 and June 30, 2018 and our unaudited consolidated statements of operations for the nine - month period ended March 31, 2019 and 2018, were calculated as follows:

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other income.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $ 37,392,841 as of March 31, 2019. The Company incurred a net loss before non-controlling interest of $225,733 during the nine months ended March 31, 2019 and used cash in operating activities of $236,388 during the nine months ended March 31, 2019. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2019, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), ("ASC 842"). The objective of the guidance in ASC 842 is to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the balance sheet and disclosing key information. ASC 842 amends previous lease guidance to require a lessee to recognize a lease liability and a right-of-use asset on the entity’s balance sheet for all leases with terms that exceed one year. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASC 842 provides that lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

NOTE 4 – DEBT

Notes Payable Related Parties

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($112,315 as of March 31, 2019). The note payable accrues interest at 5 percent per annum, is due on June 30, 2019 and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $21,857.

On December 12, 2017 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $729.

On January 19, 2018 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $671.

On March 13, 2018 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $589.

On July 12, 2018 a Company Director advanced an amount of 420,000 Euros ($488,103) to the Company. The loan was due on demand, accrues interest annually at 4% and is unsecured.  The Company has fully repaid principle and accrued interest ($759) on July 26, 2018.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019 and June 30, 2018

(Unaudited)

NOTE 4 – DEBT (Continued)

On July 12, 2018 a Company Director advanced an amount of 80,000 Euros ($92,832) to the Company. The loan is due on demand, accrues interest annually at 4% and is unsecured. The Company has fully repaid principle and accrued interest ($777) on October 23, 2018.

On July 16, 2018 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $397.

On September 10, 2018 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $311.

On September 28, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054). The loan is due on demand, accrues no interest and is unsecured.  The Company has fully repaid the loan on October 1, 2018.

On October 4, 2018 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $274.

On December 27, 2018 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $145.

On January 21, 2019 a Company Director advanced an amount of 15,000 Euros ($16,847 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $64.

On February 26, 2019 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $51.

On March 20, 2019 a Company Director advanced an amount of 25,000 Euros ($28,079 as of March 31, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of March 31, 2019, the note has an accrued interest balance of $17.

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

Common Stock – The Company is authorized to issue 250,000,000 shares of no par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of March 31, 2019 and June 30, 2018, the Company had 199,295,503 shares and 191,951,503 shares of common stock issued and 199,241,747 and 191,897,747 shares outstanding, respectively.

During the nine months  ended March 31, 2019, the Company issued 6,500,000 shares of common stock to three

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019 and June 30, 2018

(Unaudited)

NOTE 5 – CAPITAL STOCK (Continued)

individuals for cash proceeds of $84,491 ($0.013 per share) and 844,000 shares of common stock to one individual for services valued at $18,652 ($0.0221 per share).

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 at March 31, 2019.

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019 a Company Director advanced an amount of 20,000 Euros ($23,509) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

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

Our most promising potential product in the area of artificial oxygen carriers, the blood additive, is still in an early development stage. In the pursuit of these projects we will need to obtain substantial additional capital to continue their development. As the Company has limited financial resources, we have suspended this project.

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

FINANCIAL POSITION

During the nine months  ended March 31, 2019, our total assets decreased $51,267 from $102,029 at June 30, 2018 to $50,762 at March 31, 2019. An decrease of accounts receivables and prepaid expenses/other assets  from June 30, 2018 to March 31, 2019, of $39,212 and $8,491 respectively were primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. Our stockholders’ equity (deficit) increased by $127,174 from ($351,144) at June 30, 2018 to ($478,318) at March 31, 2019. The primary factor behind this was net loss attributable to common stockholders of $212,732, offset by the issuance of stock for cash ($84,491) and services received ($18,652).

RESULTS OF OPERATIONS

For the three-month and nine-month period March 31, 2019 and 2017:

REVENUES – Revenues reported were $8,062 and $10,191 for the three months ended March 31, 2019 and 2018 respectively. For the nine months ended March 31, 2019 and 2018 revenues were $63,429 and $65,273. Revenues decreased by $2,129 for the three months ended March 31, 2019 and decreased by $1,844 for the nine months  ended March 31, 2019. The decrease of $2,129 and $1,844 respectively  can be traced back to a decrease in royalties from the licensing agreement with SastoMed. Cost of sales were $(99) and $0 for the three months ended March 31, 2019 and 2018 respectively. Cost of sales were $0 and $44 for the nine months ended March 31, 2019 and 2018 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses decreased by $4,891 to $5,092 from $9,983 for the three-month periods ending March 31, 2019 and 2018.  Research and development expenses increased $2,590 to $20,378 in the first nine month of our 2019 financial year from $17,788 in the comparable period of the previous year. This development is mainly attributed to higher fees for patents and costs for the transfer of a patent from Sangui GmbH to Sangui KG in the first quarter of the financial year. These costs have not been incurred for the three months ended March 31, 2019.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES –The combined accumulated general and administrative expenses and professional fees increased $8,213 to $77,219 in the three months ended March 31, 2019, from $69,006 in the respective period of the previous year. Accumulated general and administrative expenses and professional fees increased $45,472 to $270,836 for the nine - months ended March 31, 2019, from $225,364 in the respective period of the previous year mainly due to higher professional fees and higher costs for vehicles leased and license expenses.

INTEREST EXPENSE - interest expenses for the three-month period ended March 31, 2019 and 2018 were $2,508 and $2,205, an increase of $303. For the nine months ended March 31, 2019 and 2018, interest expense increased by $2,743 to $8,724 from $5,981. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to $66,413 compared to a loss of $71,886 for the three months ended March 31, 2019 and 2018 respectively. For the nine months ended March 31, 2019  and the net loss attributed to common shareholders increased to  $212,732 compared to a loss of $184,768 for the nine  months ended March 31,  2018 respectively. The loss per share for both periods was $(0.00).

 Our consolidated net loss before non-controlling interest was $71,126, or $(0.00) per common share, for the three months ended March 31, 2019, compared to $76,925 or $(0.00) per common share, during the comparable period in our 2018 financial year. Our consolidated net loss before non-controlling interest was $225,733 or $(0.00) per common share, for the nine months  ended March 31, 2019, compared to $195,764 or $(0.00) per common share, during the comparable period in our 2018 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months  ended March 31, 2019, net cash used in operating activities increases $52,379 to $(236,388), compared to $(184,009) in the corresponding period of the previous year. This is mainly due to an increase of the operating loss of approximately $29,969 from a loss of $(195,764) in 2018 to a loss of $(225,733) in 2019 and to the decrease of accounts payables and accrued expenses of approximately $65,187.

The Company funded its business in the first nine months  ended March 31, 2019 by issuing notes payable totaling 690,000 Euros ($ 791,420) and issuing 6,500,000 shares of common stock, yielding total cash proceeds of $84,491. The Company repaid notes payable in the first nine months totaling 557,963 Euros ($639,773).

We had a working capital deficit of approximately $478,318 at March 31, 2019, an increase of approximately $127,174 from June 30, 2018.

 At March 31, 2019 compared to June 30, 2018, we had cash of $18,529 compared to $20,943, prepaid expenses of $14,283 compared to $22,774 and accounts receivable of $9,895 compared $49,107. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

7

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

Item 1a - Risk Factors

We are a smaller reporting company as defined by §229.10(f)(1) and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2019 and the audited balance sheet as of June 30, 2018, the unaudited condensed consolidated Statements of Operations for the three period ended March 31, 2019 and 2018, and the unaudited condensed consolidated Statements of Cash Flows for the nine month period ended March 31, 2019 and 2018, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
20

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: May 13, 2019

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer