Form 10-K
period 2019-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2019-10-08
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2019

Commission File Number: 0-21271

_______________________

SANGUI BIOTECH INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado (CO)	84-1330732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Neuer Wall 54, Hamburg, Germany	20354
(Address of Principal Executive Offices)	(Zip Code)

49 (40) 6093120

(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business  day of the registrant’s most recently completed second fiscal quarter was $3,527,851 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None	N/A	N/A

As of October 8, 2019, there were 201,533,598 shares of the issuer's Common Stock, no par value, issued and 201,479,842 shares outstanding.

CAUTIONARY STATEMENT

Some of the statements contained in this Form 10-K for Sangui Biotech International, Inc. (the “Company” or “SGBI”) discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

•the success or failure of management's efforts to implement their business strategy;

•the ability of the Company to raise sufficient capital to meet operating requirements;

•the uncertainty of consumer demand for our products;

•the ability of the Company to protect its intellectual property rights;

•the ability of the Company to compete with major established companies;

•the effect of changing economic conditions;

•the ability of the Company to attract and retain quality employees; and,

•other risks which may be described in future filings with the SEC.

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

Sangui BioTech GmbH, (“Sangui GmbH”) develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof. Sangui GmbH has also developed an anti-aging cosmetic line and a number of related products aimed at improving oxygen supply to the skin. Enhanced oxygen supply is the key to improved wound healing; therefore, the Company has extended its product portfolio to contain wound pads and other wound management products. The facilities of Sangui GmbH were located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany. With Evective June 30, 2019 Sangui GmbH has closed the site in Witten and relocated its headquarters to Hamburg, Germany.

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

To date, neither SGBI nor its subsidiaries has had profitable operations. The Company has never been profitable, and through June 30, 2019, SGBI's accumulated deficit has exceeded $37.5 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations. No assurance can be given that our programs will be successful.

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

A wound dressing spray we developed that shows outstanding properties in the support of wound healing is being distributed by SastoMed GmbH, under the Granulox brand name. Sastomed GmbH was initially a joint venture company in which SGBI held 25% ownership. We sold our 25% stake to our partner in  the joint venture effective as of December 31, 2015.

We also market a wound dressing that shows outstanding wound healing support properties, which we call Chitoskin. Sangui GmbH holds distribution rights for these Chitoskin wound pads for the European Union and various other countries. A European patent has been granted for the production and use of Chitoskin wound pads.

Our current key business focuses are: (a) selling our existing wound management products through distribution partners, or by way of direct sale, to end users; (b) identifying additional industrial and distribution partners for our patents, production techniques, and products; and, (c) obtaining the additional certifications on our products in development.

Sangui GmbH is ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Quality Management System Medical Products) certified and is subject to audits on a regular basis.

Products of the Company

Artificial Oxygen Carriers

We developed several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are similar to those of native hemoglobin. These are (1) oxygen carrying blood additives, and (2) oxygen carrying blood volume substitutes.

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

Sales of these preparations had remained at a low levels for years; after the end of the 2015 fiscal year we decided to discontinue our operations in this particular segment and to abandon the patent protection for this range of products.

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

Hemoglobin Based Wound Spray Technology

Sangui GmbH has developed a novel medical product aimed at the healing of chronic wounds. Chronic wounds are a medical problem of increasing importance as they originate from widespread and increasingly common risk factors such as diabetes and obesity, as well as other personal lifestyle choices like smoking. A lack of oxygen supply to the cells in the wound ground is the main reason why these wounds lose their ability to self- heal. Based on our concept of artificial oxygen carriers, our Hemospray wound spray product bridges the watery wound surface and permits an enhanced afflux of oxygen to the wound ground.

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

The basic terms of the licensing contract agreement are that Sangui GmbH is awarded a fixed licensing fee as a percentage of the external revenues received from sales of the Granulox product (based on SastoMed selling prices). The percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries and thus well above the average licensing rate of 7.5% of sales revenues as calculated by market analysts. In addition, the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed have exceeded €50,000,000.

In September 2011, the Mexican Health Authorities registered the entire current range of Sangui wound management products and thus granted the authorization to apply and sell these products on a nationwide level.

On April 5, 2012, SastoMed GmbH notified Sangui GmbH that the wound spray product was granted a certification as class III medical product. The CE mark according to sections 6 and 7 of the German Medical Devices Act authorizes production, distribution and sales of the product in all member countries of the European Union. Sales of the product by SastoMed GmbH are being made under the brand name “Granulox”, and started in Germany on April 16, 2012.

In December 2012, actual distribution of the product was initiated in Mexico under the management of SastoMed GmbH and their local distribution partner Bio-Mac Pharma. International distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and South Eastern Europe.

In May 2013, the Company declared in the course of the filing of its third quarter report on form 10-QSB that it now expects the Granulox market entry phase to last longer than initially expected.

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

Effective June 18, 2018 Sangui GmbH together with Sastomed GmbH founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership with Sangui GmbH being the general partner with 99.8% ownership, and Sastomed GmbH as the limited partner with 0.2% ownership. On June 22, 2018, Sangui KG has acquired all rights in the license agreement concluded on December 17, 2010 with Sastomed GmbH from Sangui GmbH. Nevertheless, all material content of the existing license agreement remains unchanged even after the transition from Sangui GmbH to Sangui KG. This also applies to the pledge of the European patent, EP 1485120 concerning the Hemo2 spray, to the Sastomed GmbH.

Granulox sales by our distribution partner SastoMed GmbH have become more volatile and declining. We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development projects, and all the most important modifications and improvements thereto. As of June 30, 2019 SanguiBioTech GmbH had been granted patents in three patent families, and additionally, it has applied for additional patents. Two of the patents have been filed in the United States of America (US), and three as international patent applications with the European Patent Office (EP). Validation of granted EP patents in all cases includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

1. Hemoglobin-Hyperpolymers

US 7,005,414 EP 1 294 386

“Synthetic oxygen transport made from cross-linked modified human or porcine hemoglobin with improved properties, method for a preparation thereof from purified material and use thereof” (patents granted, end of duration 2020)

DE 10 2013 014 651 EP 14758344 EP 3 041 495 B1 US SN 14 569,846	“Compositions for Improved Tissue Oxygenation by Peritoneal Ventilation” (Patent granted, but only after the expiry of the opposition period (December 2019) legally valid)

2. Wound Management

EP 1 485 120

“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents, for externally treating open, in particular chronic wounds” (patent granted, end of duration 2022)

Manufacturing, Marketing and Distribution

Manufacturing, marketing and distribution are not core competencies of the company. It is our strategy, therefore to outsource such business processes to external partners. In selecting and mandating them, special attention is being paid to their experience, reputation and standing including the required quality management systems and certifications.

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $27,226 and $23,003 during the fiscal years ended June 30, 2019 and 2018, respectively.

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

Dependence on Major Customers

As of June 30, 2019 and June 30, 2018, all of revenues and trade receivables were generated by SastoMed GmbH, the licensee of the global distribution rights of the Sangui developed wound spray technology known as Granulox.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2019 the Company, and our subsidiaries, had one fulltime employee, who was not involved in research and development. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

Dividends

We anticipate that we will use any funds available to finance our growth and that we will not pay cash dividends to stockholders in the foreseeable future.

Reports to Security Holders

Copies of our reports, as filed with the Securities and Exchange Commission, are available and may be viewed as filed at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling 1-800-SEC-0330. Additionally, they can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar by simply typing in “Sangui Biotech International” or via the web links at the corporate website http://www.sanguibiotech.com.

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

Licenses and Consents

The utilization or other exploitation of the products and services developed by our Company or its subsidiaries may require us to obtain licenses or consents from the producers or other holders of patents, trademarks, copyrights or other similar rights. In the event we are unable, if so required, to obtain any necessary license or consent on terms, which we consider to be reasonable, we may be required to cease developing, utilizing, or exploiting products or technologies affected by those Intellectual Property rights. In the event the holders of such Intellectual Property rights challenge us, there can be no assurance that we will have the financial or other resources to defend any resulting legal action, which could be significant.

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

The Company is subject to foreign business, political and economic disruption risks

We contract with various entities around the world. As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

•difficulties in managing relationships from abroad;

•political and economic instability;

•less developed infrastructures in some emerging economies and countries;

•susceptibility to business interruption in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes, and general interest rate and currency instability;

•

•exposure to possible litigation or claims in foreign jurisdictions; and,

•competition from foreign-based providers and the existence of protectionist laws and business practices that favor such providers.

Early stage of the Company and its products

We have generated limited revenue from operations and may not generate any significant or sufficient revenue from its current operations to continue future operations. A very limited number of our products are currently in the marketplace. However, to achieve profitable operations, either alone or with others, we must successfully initiate and maintain sales and distribution of our products. The time frame necessary to achieve market success for any individual product is uncertain. There can be no assurance that our efforts will be successful, or that any of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customer, as well as distribution approval.

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

Future Capital Needs and Uncertainty of Additional Funding

We believe that our cash position is insufficient to cover its financing requirements for the current fiscal year and anticipate that substantial funds will be required in order to enact our development plans. We will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of its business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to our shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. We may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require us to relinquish rights or reduce our interests in certain of our technologies or product candidates. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. Moreover, if funds are not available from any sources, we may not be able to continue to operate.

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

We may be dependent on other manufacturers for the production and manufacturing of certain products. In the event that we are unable to obtain or retain the necessary manufacturer’s products on acceptable terms, we may not be able to continue to commercialize and market our products as planned. The manufacture of our products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by the Company in order to meet the specifications and other standards prescribed by us to satisfy the anticipated and appropriate levels of effectiveness when in use. There can be no assurance that we will be able to i) obtain adequate supplies of our products in a timely fashion at acceptable quality and prices, ii) enter into arrangements for the manufacture of its products with manufacturers whose facilities and procedures comply with our GMP or other regulatory requirements, iii) or that manufacturers will continue to comply with such standards, or iv) that such manufacturers will be able to adequately supply us with our product needs. Our dependence upon others for the manufacture of proposed products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis.

In addition, we do not now have, nor do we have current plans to acquire or obtain, the facilities, or personnel necessary to conduct our own full-scale distribution of our products. Consequently, we will have to rely on existing commercial distribution channels for the sale of our products. There can be no assurance that we will be able to secure sufficient distribution of any of our products on acceptable terms.

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

Limited current sales and marketing capability

Though we have key personnel with experience in sales, marketing and distribution, to market our products, we must either retain and hire the necessary personnel to distribute and market our products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop their own marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that we will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market our products or be able to enter into collaborative or distribution arrangements or develop our own sales force, or that such sales and marketing efforts, including the efforts of the companies with which we have entered into collaborative agreements, will be successful.

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

It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. We will need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures at such time as it becomes fiscally possible. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately; any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted some internal controls, but it may take time to implement them fully as a public company. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision -making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

The Company and its subsidiaries are dependent on the efforts and abilities of their senior management. The loss of various members from management could have a material adverse effect on the business and our prospects. There can be no assurance that upon the departure of key personnel from our business, or that of our subsidiaries, that a suitable replacement will be available.

Conflicts of Interest; Related Party Transactions

The possibility exists that we may acquire, or merge, with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arm’s length, unless the Company is able to receive more favorable terms from a related party.

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

The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, and corresponding agencies in other countries. Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of each product. Neither us nor our subsidiaries can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted. Management has no experience in obtaining regulatory clearance on these types of products. The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources. Any delays or failure by us or our subsidiaries to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of us to earn product or royalty revenue, and our results of operations, liquidity and capital resources.

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

Intense Competition

Competition in the biotechnology, pharmaceutical, and cosmetic industries is intense and is expected to increase. In the field of medical and cosmetic products we, and our subsidiaries, compete directly with the research departments of biotechnology and pharmaceutical companies, chemical companies and, possibly, joint collaborations between chemical companies and research and academic institutions. Management is aware that other companies and businesses have developed and are in the process of developing technologies and products, which may be competitive with the products and technologies developed and offered by us. Eventually, this might include the field of blood additives where there is no known direct competition at present. The biotechnology and pharmaceutical industries continue to undergo rapid change. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by us or which would render our technology and products obsolete. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively.

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

We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we have taken steps to protect unpatented trade secrets and technology, in part through the use of confidentiality agreements with employees, consultants and certain of its contractors, there can be no assurance that: (i) these agreements will not be breached; (ii) we would have adequate remedies for any breach; or (iii) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

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

While we have taken, and will continue to take, what we believes are appropriate precautions, there can be no assurance that it will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed. A product liability claim could have a material adverse effect on the business, financial condition and results of operations.

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

Risks of International Sales and Operations

Our results of operations are subject to fluctuations in the value of the Euro against the U.S. Dollar due to our German subsidiaries. Although management will monitor exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the results of operations or financial condition. In the future, we could be required to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater risks in this regard.

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

Lack of Commercial Manufacturing and Marketing Experience

The Company and its manufacturing contractors and partners will be engaged in manufacturing pharmaceutical products which will be subject to stringent regulatory requirements. No assurance can be given that we, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. The Company and our subsidiaries have limited experience in the sales, marketing and distribution of products. There can be no assurance that we will be able to establish sales, marketing and distribution capabilities or make arrangements with collaborators, licensees or others to perform such activities or that such effort will be successful.

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

Hazardous Materials and Environmental Matters.

Our research and development processes may involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, generation, manufacturing, storage, handling, and disposal of such materials and certain waste products. Although we do not currently manufacture commercial quantities of product candidates, we produce limited quantities of such products for clinical or preclinical trials or comparable laboratory testing necessary for research or product development and we may eventually intend to manufacture commercial quantities of our products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Medical Products Quality Management System), the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations.

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

Risks Related to Our Securities

Trading and limited market

At the present time, the Company’s common stock is traded on the OTCQB under the symbol SGBI. There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained. If such a market arises, the possibility or actual sale into the market of shares of the Company's Common Stock may adversely affect prevailing market prices for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities. In order to qualify for resale of our Common Stock under Rule 144, certain criteria must be met. There is no assurance that investors will be able to rely on its provisions of Rule 144 now or in the future.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which require us to incur audit fees and legal fees in connection with the preparation of such reports; these additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Future sales of shares of our common stock by our shareholders could cause our stock price to decline

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. If such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as “an overhang”  in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

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

ITEM 2. PROPERTIES

The Company leased its office and laboratory facilities on a month-to-month basis and was housed in approximately 3,050 square feet based in the Forschungs und Entwicklungszentrum of the University Witten/Herdecke, Germany. Additionally, the Company leases office facilities in

Hamburg/Germany. Effective June 30, 2019 the Company has closed the site in Witten and relocated its headquarters to Hamburg.

Rent expense was approximately $37,800 and $32,018 during the years ended June 30, 2019 and 2018, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2019, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hannover stock exchanges in Germany.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2019	$	$
Quarter ended September 2018	0.050	0.015
Quarter ended December 2018	0.022	0.021
Quarter ended March 2019	0.038	0.021
Quarter ended June 2019	0.026	0.013
2018	$	$
Quarter ended September 2017	0.040	0.022
Quarter ended December 2017	0.080	0.019
Quarter ended March 2018	0.065	0.020
Quarter ended June 2018	0.040	0.015

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

Holders

 On June 30, 2019, the number of record holders of the Company's common stock was approximately 867.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2019, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Recent Sales of Unregistered Securities

In July, October and November, 2018, the Company issued 6,500,000 restricted shares of its common stock upon receipt of a capital contribution of approximately $ 84,491 in cash to three individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

In November, 2018, the Company issued 844,000 shares of its common stock for services valued at $18,652 to one individual. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

Subsequent to the year ended June 30, 2019, the Company issued 2,238,095 shares of its common stock for obtaining an out-of-court settlement in a patent matter to one individual at a stock price of $0.02. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2019. The following are our critical accounting policies:

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

Adoption of New Accounting Guidance on Revenue Recognition

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Type of Revenue

The Company derives revenue primarily from licensing fees on sales of its wound spray product.

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic ASC 606 as set forth below.

The Company’s licenses provide a right to use and create performance obligations satisfied at a point in time. The Company recognizes revenue from the license when the performance obligation is satisfied through the transfer of the license. The Company will recognize royalty revenue a) when the licensee makes the subsequent sales or use that trigger the royalty, or (b) the performance obligation to which some or all of the sales-based or usage- based royalties has been allocated has been satisfied.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $27,226 and $23,003 during the fiscal years ended June 30, 2019 and 2018, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit).  For the periods ending June 30, 2019 and 2018, the Company recognized foreign currency translation loss of $1,474 and loss of $29,306.

The exchange rates used to calculate values and results for the years ended June 30, 2019 and 2018 were as follows (USD):

	Year-end Rates	Average Period Rates
June 30, 2019	0.878005	0.876498
June 30, 2018	0.856494	0.838296

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

Going concern

The Company incurred a net loss attributable to common stockholders of $ 323,576 and used cash in operating activities of $316,918 for the year ended June 30, 2019. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. The Company plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

FINANCIAL POSITION

Our current assets decreased by $23,058 or 23%, from $102,029 at June 30, 2018 to $78,971 at June 30, 2019. The decrease is primarily attributable to decreases in accounts receivables and prepaid expenses and other assets.

Our net property and equipment $-0- at June 30, 2019 and at June 30, 2018. There were no investments in net property and equipment during the 2019 fiscal year.

We funded our operations primarily through sales of unregistered securities. The Company’s stockholders’ deficit was increased from $351,144 at June 30, 2018 to $591,989 as of June 30, 2019. The primary reason for the increase in the deficit was the net loss of $323,576 and the loss on foreign currency translation of $1,474 offset by issuance of common stock totalling approximately $103,143.

REVENUES. Revenues increased 14% to $88,001 during the year ended June 30, 2019 from $77,152 in the previous fiscal year. This increase is due to an increase in income from royalties due from sales of the wound spray product. We incurred Cost of Sales totaling $0 during the 2019 fiscal year, a decrease of $62 from the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $27,226 during the year ended June 30, 2019 from $23,003 during the 2018 fiscal year. This increase is mainly attributed to higher fees for patents and costs for the transfer of a patent from Sangui GmbH to Sangui KG in the first quarter of the financial year.

OTHER OPERATING EXPENSES. Professional fees for 2019 increased to $209,516 from $121,478 in 2018 due to increased fees for consulting, accounting and auditing as well as one-time costs incurred in 2019 to obtain an out-of-court settlement in a patent matter. General and administrative expenses increased by $48,240, due to costs associated with the closure of the Witten site. Overall Total Operating Expenses increased by $140,501 or 9%.

OTHER INCOME (EXPENSE). Total other expenses Income (expense) decreased $2,879 from $7,758 in 2018 to $4,879 in 2019. The decrease relates to an increase on gains on foreign currency exchange of $6,258 partially compensated by an increase of interest expenses of $3,379.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $323,576 or ($0.00) per common share in 2019, as compared to $201,810 or ($0.00) per common share in 2018.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2019, net cash used in operating activities increased to $316,918 from $253,761 for the year ended June 30, 2018, due to an increase in net loss, a decrease in accounts payable and accrued expenses, and an increase in tax refunds receivable, offset by an increase in stock issued for services, a decrease in trade accounts receivable, a decrease in prepaid expenses, and an increase in accrued interest payable on notes payable to a related party.

For the year ended June 30, 2019, net cash provided by financing activities increased from $244,602 received during the fiscal year 2018 to net proceeds of $326,515 received in fiscal year 2019.  The increase came about due to an increase of related party note payables offset by a reduction of proceeds arising common stock issued and repayments of note payables.

We had net working capital deficit of $591,989 at June 30, 2019, compared to a deficit of $351,144 at June 30, 2018.   The Company had a decrease in prepaid expenses and accounts receivable when compared to prior year.  While cash and Tax refunds increased from prior year, there was an overall increase in accrued expenses, in related party payables, note payables and notes payables related parties when compared to prior year.

The Company incurred a net loss applicable to common stockholders of $323,576 and used cash in operating activities of $316,918 for the year ended June 30, 2019. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available, on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Currently, it is the core strategy of the Company to license its technologies to industry partners.  The current state of the sales efforts, in particular with regard to the Granulox product, distributed by our former joint venture partner, SastoMed, GmbH, has induced management to believe that income from these agreements can reasonably be anticipated to begin during the 2020 fiscal year. The Company will need substantial additional funding to fulfill its business plan. The Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

SANGUI BIOTECH INTERNATIONAL, INC.

Table of Contents

Page

Report of Independent Registered Public Accounting FirmF-1

Consolidated Balance Sheets – June 30, 2019 and 2018F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended

June 30, 2019 and 2018F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

June 30, 2019 and 2018F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018F-5

Notes to Consolidated Financial StatementsF-6

_______________________________________

33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sangui Biotech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (“the Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2010.

Salt Lake City, UT

October 8,  2019

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

	June 30, 2019	June 30, 2018
ASSETS
CURRENT ASSETS

Cash	$27,453	$20,943
Prepaid expenses and other assets	9,470	22,774
Tax refunds receivable	6,852	2,143
Accounts receivable, net	29,525	49,107
Note receivable, related party	5,671	7,062

Total Current Assets	78,971	102,029

PROPERTY AND EQUIPMENT, Net	-	-
TOTAL ASSETS	$78,971	$102,029

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$164,145	$189,739
Accrued interest - related party	28,458	19,088
Note payable	-	40,025
Notes payable - related party	478,357	204,321
Total Current Liabilities	670,960	453,173

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 199,295,503 and 191,951,503 shares issued and 199,241,747 and 191,897,747 shares outstanding respectively	32,967,499	32,864,356
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	91,447	92,921
Accumulated deficit	(37,503,684)	(37,180,108)
Total Sangui Biotech International, Inc's stockholders's equity	49,203	271,110
Non-controlling interest	(641,192)	(622,254)

Total Stockholders' Equity (Deficit)	(591,989)	(351,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$78,971	$102,029

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year Ended
	June 30,
	2019	2018

REVENUES
License revenues	$88,001	$77,152
COST OF SALES	-	62
GROSS MARGIN	88,001	77,090

OPERATING EXPENSES
Research and development	27,226	23,003
Professional fees	209,516	121,478
General and administrative	188,894	140,654
Total Operating Expenses	425,636	285,135
OPERATING LOSS	(337,635)	(208,045)

OTHER INCOME (EXPENSE)
Gain (Loss) of foreign exchange	6,807	549
Interest expense	(11,686)	(8,307)
Total other income (expense)	(4,879)	(7,758)
LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(342,514)	(215,803)
Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(342,514)	(215,803)
Less: Net loss attributable to non-controlling interest	18,938	13,993
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(323,576)	$(201,810)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(1,474)	(29,306)
COMPREHENSIVE INCOME (LOSS)	$(343,988)	$(245,109)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	197,127,973	188,204,782

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, July 1, 2017	184,881,503	$32,709,868	$4,513,328	$(19,387)	$122,227	$(608,261)	$(36,978,298)	$(260,523)

Common shares issued for Cash	7,070,000	154,488	-	-	-	-	-	154,488

Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(29,306)	-	-	(29,306)
Net loss	-	-	-	-	-	(13,993)	(201,810)	(215,803)
Balance, June 30, 2018	191,951,503	$32,864,356	$4,513,328	$(19,387)	$92,921	$(622,254)	$(37,180,108)	$(351,144)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, July 1, 2018	191,951,503	$32,864,356	$4,513,328	$(19,387)	$92,921	$(622,254)	$(37,180,108)	$(351,144)

Common stock issued for cash	6,500,000	84,491	-	-	-	-	-	84,491

Common stock issued for services	844,000	18,651	-	-	-	-	-	18,651

Currency translation adjustment	-	-	-	-	(1,474)	-	-	(1,474)

Net loss	-	-	-	-	-	(18,938)	(323,576)	(342,514)

Balance, June 30, 2019	199,295,503	$32,967,498	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	(591,989)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(342,514)	$(215,803)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	18,652	-
Foreign currency exchange transactions	(6,807)	99
Changes in operating assets and liabilities
Trade accounts receivable	18,411	(48,628)
Prepaid expenses and other current assets	12,856	4,282
Tax refunds receivable	(4,769)	1,113
Accounts payable and accrued expenses	(23,873)	(1,254)
Related party advances	1,221	6,873
Related party accounts payable	9,905	(443)
Net Cash Used in Operating Activities	(316,918)	(253,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	878,606	90,113
Repayment of related party note payable	(598,974)	-
Proceeds from common stock issued for cash	84,491	154,489
Repayment of notes payable	(37,608)	-
Net Cash Provided by Financing Activities	326,515	244,602

EFFECTS OF EXCHANGE RATES	(3,087)	(26,888)

NET INCREASE (DECREASE) IN CASH	6,510	(36,047)
CASH AT BEGINNING OF PERIOD	20,943	56,990

CASH AT END OF PERIOD	$27,453	$20,943

CASH FLOW INFORMATION
CASH PAID FOR: Interest	$2,520	$1,647

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Going Concern

The Company incurred a net loss attributable to common stockholders of $ 323,576 and used cash in operating activities of $316,918 for the year ended June 30, 2019. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Management plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc., its 90% owned foreign subsidiary, Sangui BioTech GmbH and its  99.8% owned foreign subsidiary,  Sangui KG. All intercompany accounts and transactions have been eliminated in consolidation.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The Company’s financial instruments consist principally of cash, accounts and notes receivable, accounts payable and accrued liabilities, notes payable and amounts due to related parties.  We believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. All equity account balances have been translated at the historical rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2019 and 2018, the Company recognized a loss on translation adjustment in the amount of $1,474 and of $29,306, respectively. Gains of $6,807 respectively, $549 resulting from foreign currency transactions as of June 30, 2019 and 2018.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2019 and 2018, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2019	0.878005	0.876498
June 30, 2018	0.856494	0.838296

Pursuant to ASC 830-20-35, Foreign Currency Matters, the Company accounts for the translation of transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2019 and 2018.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2019 and 2018 was $0 and $0, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2019 and 2018, no impairment was considered necessary.

Revenue Recognition

The Company derives revenue primarily from licensing fees on sales of its wound spray product as well as from the sale of its cosmetics products.

The wound spray technology is licensed to an entity, in which the Company held a 25 % equity interest, as a Joint Venture (See Note 2).  Effective December 31, 2015 the Company sold its 25 % share of the joint venture to its co-partner. The Company presently is entitled to royalties on net sales of the wound spray product. Licensing fees are invoiced on a quarterly basis and are recognized as revenue during the quarter that the sales were reported by the licensee.

The Company’s product sales (amounting to less than 1% of total revenues in the current year) are generated via online orders, with credit card payment.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The licensing fees are invoiced on a quarterly basis and are recognized as revenues during the quarter for which the sales were reported by the licensee.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable.  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the years ended June 30, 2019 and 2018, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time. As of June 30, 2019 and 2018, all inventory balances had been reserved against in full.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's largest customer represents over 99% of the Company's revenues.

Sales Tax Collected from Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs net of sales taxes.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended

June 30, 2019 and 2018, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2019 and 2018.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $27,226 and $23,003 during the fiscal years ended June 30, 2019 and 2018, respectively.

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2019 and 2018, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Segments of an Enterprise and Related Information

ASC 280, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2019 and 2018, the Company has one business segment, which is includes the manufacturing and sales of its wound treatment and cosmetic products as well as the licensing of business partners to do the same.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2019 and 2018, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has adopted the new revenue standards during the first quarter of fiscal year 2019. The new revenue standard did not materially impact the amount and timing of revenue recognized in the Company’s consolidated financial statements.

Financial Statement Reclassifications

The Company has reclassified certain prior-year account balances in order to comply with current-period classifications and increase comparability.

NOTE 2 – LICENSE AGREEMENT & INVESTMENT IN JOINT VENTURE

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

On June 9, 2015, the Company entered into a note payable with the Joint Venture for 32,863 Euros. The note payable accrues interest at 4% annum and is due June 30, 2019.

Effective December 31, 2015 the company sold its interest in the SastoMed joint venture. The sale of the joint venture terminated the relationship with SastoMed however, the licensing agreement is still in effect. Accordingly, the note payable of 34,282 Euros, which was previously recorded as a related party note payable, is now reclassified as non-related party note payable.  The Company fully repaid principle and accrued interest on July 12, 2018. As of June 30, 2019 and 2018, the principle and accrued interest of the note was $0 and $40,025, respectively.

License Agreement

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 2 – LICENSE AGREEMENT & INVESTMENT IN JOINT VENTURE (CONTINUED)

The basic terms of the licensing contract agreement are that Sangui GmbH is awarded a fixed licensing fee as a percentage of the external revenues received from sales of the Granulox product (based on SastoMed selling prices). The percentage ranges in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries and thus well above the average licensing rate of 7.5% of sales revenues as calculated by market analysts. In addition, the percentage will be permanently increased by one fourth of the current rate as soon as cumulated sales revenues at SastoMed have exceeded €50,000,000.

Effective June 18, 2018 Sangui GmbH together with Sastomed GmbH founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership with Sangui GmbH being the general partner with 99.8% ownership, and Sastomed GmbH as the limited partner with 0.2% ownership. On June 22, 2018, Sangui KG has acquired all rights in the license agreement concluded on December 17, 2010 with Sastomed GmbH from Sangui GmbH. Nevertheless, all material content of the existing license agreement remains unchanged even after the transition from Sangui GmbH to Sangui KG. This also applies to the pledge of the European patent, EP 1485120 concerning the Hemo2 spray, to the Sastomed GmbH.

Pursuant to the contracts dated May 2, 2018 and November 11, 2018 between Sangui GmbH respectively Sangui KG and a former contractor Sangui KG grants that contractor a license fee on the license income received by Sangui for his previous services as a co-inventor. The license fee is 10% analogously to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2019 and 2018:

	June 30,
	2019	2018
Technical and laboratory equipment	$-	$641,326
Leasehold improvements	-	285,189
Office equipment and furniture	-	311,371
Total property and equipment	-	1,237,886
Less accumulated depreciation and amortization	-	(1,237,886)
Total property and equipment, net	$-	$-

In connection with the closure of the business premises of Sangui GmbH in Witten, all fixed assets were scrapped or sold for proceeds of $1,108.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2019 and 2018, the Company has recorded $28,458 and $19,088, respectively, in accounts payable to related parties for accrued interest from the related party loans payable below.

Related Party Loans Payable

Prior to 2016, the Company entered into a note payable with a Company Director for 100,000 Euros ($113,895 as of June 30, 2019). The note payable accrues interest at 5 percent per annum, is due on June 30, 2019 and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $23,584.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

On December 12, 2017 a Company Director advanced an amount of 25,000 Euros ($28,474 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $882.

On January 19, 2018 a Company Director advanced an amount of 25,000 Euros ($28,474 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $822.

On March 13, 2018 a Company Director advanced an amount of 25,000 Euros ($28,474 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $740.

On July 16, 2018 a Company Director advanced an amount of 25,000 Euros ($28,474 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $545.

On September 10, 2018 a Company Director advanced an amount of 25,000 Euros ($28,474 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $457.

On September 28, 2018 a Company Director advanced an amount of 25,000 Euros ($29,054). The loan is due on demand, accrues no interest and is unsecured.  The Company has fully repaid the loan on October 1, 2018.

On October 4, 2018 a Company Director advanced an amount of 25,000 Euros ($28,474 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $420.

On December 27, 2018 a Company Director advanced an amount of 25,000 Euros ($28,474 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $289.

On January 21, 2019 a Company Director advanced an amount of 15,000 Euros ($17,084 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $150.

On February 26, 2019 a Company Director advanced an amount of 25,000 Euros ($28,474as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $193.

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

On March 20, 2019 a Company Director advanced an amount of 25,000 Euros ($28,474 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $159.

On April 8, 2019 a Company Director advanced an amount of 20,000 Euros ($22,779 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $104.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

On May 9, 2019 a Company Director advanced an amount of 30,000 Euros ($34,168 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $97.

On June 21, 2019 a Company Director advanced an amount of 30,000 Euros ($34,168 as of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of June 30, 2019, the note has an accrued interest balance of $17.

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2019 and 2018 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with no par value. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Issuances

During the year ended June 30, 2019 the Company issued 6,500,000 shares of common stock for cash at an average of $0.013 per share, yielding total cash proceeds of $84,491.  In addition, the Company issued 844,000 shares of common stock for services valued at $18,652, for an average of $0.0221 per share. The shares issued for services were valued at the trading price of the common stock on the date the shares were issued.

During the year ended June 30, 2018 the Company issued 7,070,000 shares of common stock for cash at an average of $0.0219 per share, yielding total cash proceeds of $154,488.

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2019 and 2018, and during the years ended June 30, 2019 and 2018, no options were issued or outstanding.

NOTE 5 – STOCKHOLDERS' EQUITY (CONTINUED)

Treasury Shares

The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387, at June 30, 2019 and 2018.

NOTE 6 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2019 and 2018 respectively, since the Company incurred net operating losses through June 30, 2019.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Income tax expense for the years ended June 30, 2019 and 2018 differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent as follows:

	June 30,	June 30,
	2019	2018
Income tax benefit at U.S. federal statutory rates	$(67,951)	$(42,380)
Effect of:
Change in valuation allowance	67,951	42,380
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2019 and 2018 are presented below:

	June 30,	June 30,
	2019	2018
Deferred tax assets
Net operating losses	$(7,851,921)	(7,789,678)
Common stock issued for services	130,273	130,273
Debt issued for financing costs	10,500	10,500
Impairment of related parties receivables	269,541	269,541
Change in derivative liabilities	5,892	5,892
Gain on sale of assets	1,456	1,456
Increase (decrease) in valuation allowances	7,434,259	7,372,016
Net deferred taxes	$-	$-

As of June 30, 2019, the Company had net operating loss carryforwards of approximately $35.4 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2019 and 2030. The foreign net operating loss carryforwards do not have an expiration period.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

NOTE 6 - INCOME TAX PROVISION (CONTINUED)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2019 and 2018.

Leases

Effective from June 30, 2019 the Company has closed the site in Witten and relocated its headquarters to Hamburg.The Company leases office facilities from an unrelated third party at Euro 685 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month beginning June 2018 expiring May 2020.

License Agreement

As part of an out-of-court settlement of a lawsuit between Sastomed GmbH and a former employee of Sangui regarding the recognition of the inventor's property, Sangui also granted a issuing of 2,238,095 of its shares to the employee in addition to a license fee on the revenues generated by the license agreement with Sastomed (see Note 2), The subject of the settlement was also the assumption of all legal costs by this employee. Under the agreement between Sangui and Sastomed, Sangui is entitled to half of this reimbursement. The net burden of the shares issued ($ 38,048) and Sangui's portion in the process cost reimbursement ($10,868) amounts to USD 27,180 and was reported under accrued payables as of June 30, 2019.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2019 and 2018. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2019 and 2018, respectively, the Company issued no shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued as of June 30, 2019.

NOTE 9 – NOTE PAYABLE

On June 9, 2015, the Company entered into a note payable with the Joint Venture for 32,863 Euros (see note 2).  The note payable accrues interest at 4% annum and is due June 30, 2019. Accordingly, the note payable and accrued interest of 34,282 Euros, which was previously recorded as a related party note

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

payable, is now reclassified as non-related party note payable.  The Company fully repaid principle and accrued interest on July 12, 2018. The principal and accrued interest of the note at June 30, 2019 and 2018 was $0 and $40,025, respectively. The Company fully repaid principle and accrued interest on July 17, 2018.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2019, the Company issued 2,238,095 shares of common stock for service at $38,048, for an average of $0.017 per share.

On September 17, 2019 a Company Director advanced an amount of 20,000 Euros ($22,779; converted with exchange rate of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

On October 4, 2019 a Company Director advanced an amount of 20,000 Euros ($22,779; converted with exchange rate of June 30, 2019) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2019, using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2019, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

The directors as of June 30, 2019 were as follows

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	63	Non-Executive Director	Dec 18, 2008

Thomas Striepe	57	CEO, CFO & Director	Feb 7, 2005

None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

Since January 2004, the SanguiBio Tech GmbH,a subsidiary of the Company has an agreement with Hubertus Schmelz under which the latter serves as a Managing Director on an hourly basis.

The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI.

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2019, are set out below:

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

Significant Employees

All but one individual serving as scientific or administrative staff have been engaged on the basis of consulting agreements. They include non-disclosure and exclusivity sections and secure the ongoing cooperation. Key personnel the expertise and abilities of which would be difficult to replace, includes Dr. Harald Poetzschke.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company has been or filed:

1.A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2019, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

ITEM 11.EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Thomas Striepe	2019	68,454 (3)	-	-	-	68,454
-Chief Executive Officer	2018	19,253	-	-	-	19,253
-Chief Financial Officer

Hubertus Schmelz (2)	2019	-	-	-	-	-
	2018	-	-	-	-	-

(1) All figures are expressed in United States Dollars (“USD”); for the German management personnel, the EURO or DM was converted to USD using the average exchange rate of the period July 1 through June 30 for each year.

(2) Hubertus Schmelz serves as the General Manager of the Company’s 90% owned subsidiary, Sangui Biotech, GMBH.

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

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the fiscal year ended June 30, 2019.

Other Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance as part of any Equity Compensation Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2019, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Wolfgang Jensen Am Berge 9 21376 Eyendorf Germany	19,454,000	9.8%

Common Stock	Hubertus Schmelz Neuer Wall 54 20354 Hamburg Germany	18,806,481	9.4%

Common Stock	SastoMed GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	8,406,837	4.2%

Security Ownership of Management

The following table sets forth, as of June 30, 2019, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Neuer Wall 54 20354 Hamburg Germany	1,350,000	0.7%

Common Stock	Hubertus Schmelz Neuer Wall 54 20354 Hamburg Germany	18,806,481	9.4%

Common Stock	All Officers and Directors as a Group (2 persons)	20,156,481	10.1%

Percentages are calculated on the basis of 199,295,503 shares issued on June 30, 2019.

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

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2019 and 2018.

As of June 30, 2019 and 2018, the Company has recorded $2,715 and $2,779, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

On March 6, 2015, the Company entered into a note payable with a family member of a Company Director for 100,000 Euros. The note is adapted period to period. On May 31, 2016 the note payable and accrued interest were transferred to a Company Director.  The note payable accrues interest at 5 percent per annum, is due on June 30, 2019 and is unsecured. On December 12, 2017, January 19, 2018, March 13, 2018, July 16 ,2018, September 10, 2018, October 4, 2018, December 27, 2018, January 21, 2019, February 26, 2019, March 20, 2019, April 8, 2019, May 9, 2019 and June 21, 2019 the Director granted thirteen additional loans totaling 320,000 Euros to the Company. The interest rate is uniformly 2.0% per annum. They are unsecured. The balance of both note and loan principal and interest is $ 506,815 at June 30, 2019.

Consulting Contract with Thomas Striepe.

The Company signed a consulting contract with Thomas Striepe, covering certain administrations services on April 01, 2018.

Parents

Not applicable.

Promoters and Control Persons

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2019 and 2018 were Sadler, Gibb & Associates, LLC.

(a)Audit Fees. For the fiscal year ended  2019, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $25,500 as summarized below:

(in $)	2019	2018
Audit Fees	25,500	25,500
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

(b)Audit-Related Fees. For the fiscal year ended 2019 and 2018fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)Tax Fees. For the fiscal years ended 2019 and 2018 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2019 and 2018.

(d)All Other Fees. None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibits

3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Amended and Restated Articles of Incorporation of the Company(2)
3.4	Amended and Restated Bylaws of the Company(2)
21.1	Subsidiaries of the Company, file herewith
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Financial Officer	October 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	October 8, 2019

/s/ Hubertus Schmelz Hubertus Schmelz	Director	October 8, 2019