Form 10-Q
period 2019-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2019-11-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

Commission file number: 0-21271

SANGUI BIOTECH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1330732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Neuer Wall 54, 20354 Hamburg, Germany

(Address of principal executive offices)

011-49-40-46093120

(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                            Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                      Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                            Yes [  ]       No [X]

As of November 13, 2019, there were 201,533,598 shares of the issuer's Common Stock, no par value, issued and 201,479,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2019

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

Our unaudited condensed consolidated balance sheet as of September 30, 2019 and the audited balance sheet as of June 30, 2019, our unaudited condensed consolidated statements of operations and comprehensive loss for the three - month period ended September 30, 2019, and 2018, our stockholders’ equity for the three month ended September 30, 2019, and 2018 and our unaudited condensed consolidated statements of cash flows for the three - month period ended September 30, 2019, and 2018 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	June 30,
	2019	2019
	(unaudited)
CURRENT ASSETS
Cash	$20,585	$27,453
Prepaid expenses and other assets	5,300	9,470
Tax refunds receivable	6,879	6,852
Accounts receivable, net	775	29,525
Note receivable, related party	7,550	5,671
Total Current Assets	41,089	78,971

PROPERTY AND EQUIPMENT, Net
Operating lease right-of-use-asset	4,660	-
TOTAL ASSETS	$45,749	$78,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$118,963	$164,145
Accrued interest - related party	30,403	28,458
Note payable	-	-
Notes payable - related party	479,935	478,357
Operating lease liability	4,660	-
Total Current Liabilities	633,961	670,960

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
201,533,598 and 199,295,503 shares issued and
201,479,842 and 199,241,747 shares outstanding respectively	33,012,261	32,967,499
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	94,467	91,447
Accumulated deficit	(37,546,433)	(37,503,684)
Total Sangui Biotech International, Inc's stockholders' equity	54,236	49,203
Non-controlling interest	(642,448)	(641,192)
Total Stockholders' Deficit	(588,212)	(591,989)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,749	$78,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

REVENUES
License revenues	$282	$11,272
COST OF SALES	-	73
GROSS MARGIN	282	11,199

OPERATING EXPENSES
Research and development	2,236	7,972
Professional fees	41,752	49,934
General and administrative	12,192	46,791
Total Operating Expenses	56,180	104,697

OPERATING LOSS	(55,898)	(93,498)

OTHER INCOME (EXPENSE)
Loss on out of court settlement	(6,714)	-
Gain on foreign exchange	21,820	1,062
Interest expense	(3,213)	(3,691)
Total other income (expense)	11,893	(2,629)

LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(44,005)	(96,127)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(44,005)	(96,127)

Less: Net loss attributable to non-controlling interest	1,256	6,164

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(42,749)	$(89,963)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	3,020	385

COMPREHENSIVE LOSS	$(40,985)	$(95,742)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	200,113,731	192,661,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

	Three-Month Period Ended September 30, 2018
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, June 30, 2018	191,951,503	$32,864,356	$4,513,328	$(19,387)	$92,921	$(622,254)	$(37,180,108)	(351,144)

Common shares issued for Cash	1,000,000	20,537	-	-	-	-	-	20,537

Common stock issued for services			-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	385	-	-	385

Net loss	-	-	-	-	-	(6,164)	(89,963)	(96,127)

Balance, September 30, 2018	192,951,503	$32,884,893	$4,513,328	$(19,387)	$93,306	$(628,418)	$(37,270,071)	$(426,349)

	Three-Month Period Ended September 30, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, July 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	$(591,989)

Common stock issued for cash	-	-	-	-	-	-	-	-

Common stock issued out of court settlement	2,238,095	44,762	-	-	-	-	-	44,762

Currency translation adjustment	-	-	-	-	3,020	-	-	3,020

Net loss	-	-	-	-	-	(1,256)	(42,749)	(44,005)

Balance, September 30, 2019	201,533,598	$33,012,261	$4,513,328	$(19,387)	$94,467	$(642,448)	$(37,546,433)	(588,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,005)	$(96,127)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for obtaining out-of-court settlement	44,762	-
Foreign currency exchange transactions	(21,820)	(1,062)
Amortization of right to use asset	(1,766)
Changes in operating assets and liabilities
Trade accounts receivable	28,055	48,430
Prepaid expenses and other current assets	3,977	(5,299)
Tax refunds receivable	(324)	(98,291)
Accounts payable and accrued expenses	(42,477)	10,416
Related party advances	(2,162)	6,217
Related party accounts payable	2,736	1,972
Operating lease liability	1,766
Net Cash Used in Operating Activities	(31,258)	(133,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	22,130	668,692
Repayment of related party note payable	-	(488,374)
Proceeds from common stock issued for cash	-	20,537
Repayment of notes payable	-	(38,329)
Net Cash Provided by Financing Activities	22,130	162,526

EFFECTS OF EXCHANGE RATES ON CASH	2,260	73

NET CHANGES IN CASH	(6,868)	28,855
CASH AT BEGINNING OF PERIOD	27,453	20,943

CASH AT END OF PERIOD	$20,585	$49,798

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$2,292

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use operating lease assets obtained in exchange for lease liabilities	$6,520	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019 and June 30, 2019

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2019. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three - month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sangui Biotech International, Inc., (Sangui or the Company) was incorporated in Colorado in 1995 and conducts business through its 90% owned subsidiary, Sangui BioTech GmbH (Sangui GmbH) and its 99.8% owned subsidiary Sangui Know-how und Patentverwertungsgesellschaft mbH & Co. KG (Sangui KG). Sangui GmbH, which is headquartered in Hamburg, Germany, is engaged in the development of artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) as well as in the development, marketing and sales of cosmetics and wound management products. Sangui KG is a limited partnership that holds the license rights under the various agreements that the Company enters into from time to time.

Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Income and expenses are translated at average exchange rates for the period.

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2019 and June 30, 2019 and our unaudited consolidated statements of operations for the three - month period ended September 30, 2019 and 2018, were calculated as follows:

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other income.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019 and June 30, 2019

(Unaudited)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $ 37,546,433 as of September 30, 2019. The Company incurred a net loss before non-controlling interest of $44,005 for the three months ended September 30, 2019 and used cash in operating activities of $31,258 during the three months ended September 30, 2019. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2019 and June 30, 2019

(Unaudited)

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

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic ASC 606 set forth below.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2019, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive loss is limited to the changes in the cumulative foreign currency translation adjustments, which is recorded as components of stockholders' equity.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), ("ASC 842"). The objective of the guidance in ASC 842 is to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the balance sheet and disclosing key information. ASC 842 amends previous lease guidance to require a lessee to recognize a lease liability and a right-of-use asset on the entity’s balance sheet for all leases with terms that exceed one year. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASC 842 provides that lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company elected a policy of not recording leases on its condensed balance sheets when the leases have term of 12 month or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. The standard did not materially impact consolidated net income or liquidity.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019 and June 30, 2019

(Unaudited)

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

At the time of reporting, no litigations are pending.

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

Leases

Effective from June 30, 2019 the Company has closed the site in Witten and relocated its headquarters to Hamburg. The Company leases office facilities from an unrelated third party at Euro 685 per month. The office lease contract is maintained on a month-to-month basis.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month beginning June 2018 expiring May 2020.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2019:

License Agreement

Pursuant to the contracts dated May 2, 2018 and November 11, 2018 between Sangui GmbH respectively Sangui KG and a former contractor, Sangui KG grants that contractor a license fee on the license income received by

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019 and June 30, 2019

(Unaudited)

Sangui for his previous services as a co-inventor. The license fee is 10% analogously to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

NOTE 4 – DEBT

Notes Payable Related Parties

As of September 30, 2019, the Company had outstanding the following loans payable due to a Company Director:

On September 17, 2019 a Company Director advanced an amount of 20,000 Euros ($21,815 as of September 30, 2019) to the Company.  The loan is due on demand, accrues interest annually at 2% and is unsecured.  As of September 30, 2019, the note has an accrued balance of 2%.

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no-par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of September 30, 2019, and June 30, 2019, the Company had 201,533,598 shares and 199,295,503 shares of common stock issued and 201,479,842 and 199,241,747 shares outstanding, respectively.

During the three months ended September 30, 2019, the Company issued 2,238,095 shares of common stock to one individual for obtaining an out-of-court settlement in a patent matter at $44,762 ($0.0200 per share). The company recorded an accrual in the amount of $38,048 in the annual financial statements ended June 30, 2019. An additional loss of $6,714 was recorded during the three months ended September 30, 2019.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 at September 30, 2019.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019 and June 30, 2019

(Unaudited)

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019, a Company Director advanced two amounts for a total of 40,000 Euros ($43,630) to the Company. The loans are due on demand, accrues interest annually at 2% and are unsecured.

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

Our focus has been the development of oxygen carriers capable of providing oxygen transport in humans in the event of acute and/or chronic lack of oxygen due to arterial occlusion, anemia or blood loss whether due to surgery, trauma, or other causes, as well as in the case of chronic wounds. We have thus far focused our development and commercialization efforts on such artificial oxygen carriers by reproducing and synthesizing polymers out of native hemoglobin of defined molecular sizes. In addition, we have developed external applications of oxygen transporters in the medical and cosmetic fields in the form of sprays for the healing of chronic wounds and of gels and emulsions for the regeneration of the skin. A wound dressing that shows outstanding properties in the support of wound healing, is being distributed by SastoMed GmbH (Sastomed), a former joint venture company in which we had held a share of 25%, as global licensee under the Granulox brand name. Effective end of second quarter of our fiscal year 2016 we sold this stake to SanderStrohmann GmbH.

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

FINANCIAL POSITION

During the three months ended September 30, 2019, our total assets decreased $33,222 from $78,971 at June 30, 2019 to $45,749 at September 30, 2019. A decrease of accounts receivables and a decrease of prepaid expenses/other assets from June 30, 2019 to September 30, 2019, of $28,750 and $4,170 respectively were primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. Our stockholders’ equity (deficit) decreased by $3,777 from ($591,989) at June 30, 2019 to ($588,212) at September 30, 2019. The primary factor behind this was net loss attributable to common stockholders of $42,749 offset by the issuance of stock, valued at $44,762 in connection to the out-of-court settlement.

RESULTS OF OPERATIONS

For the three-month period September 30, 2019 and 2018:

REVENUES – Revenues reported were $282 and $11,272 for the three months ended September 30, 2019 and 2018 respectively. The decrease of $10,990 can be traced back to a decrease in royalties from the licensing agreement with SastoMed. Cost of sales were $0 and $73 for the three months ended September 30, 2019 and 2018 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses decreased by $5,736 to $2,236 from $7,972 for the three-month periods ending September 30, 2019 and 2018. This development is mainly attributed to higher fees for patents and costs for the transfer of a patent from Sangui GmbH to Sangui KG in the first quarter of prior year.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees decreased $42,781 to $53,944 in the three months ended September 30, 2019, from $96,725 in the respective period of the previous year mainly due to lower personnel costs, lower rental expenses and lower professional fees.

INTEREST EXPENSE - interest expenses for the three-month period ended September 30, 2019 and 2018 were $3,213 and $3,691, a decrease of $478. The decrease relates to the decline in average interest-bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to $42,749 compared to a loss of $89,963 for the three months ended September 30, 2019 and 2018 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $44,005, or $(0.00) per common share, for the three months ended September 30, 2019, compared to $96,127 or $(0.00) per common share, during the comparable period in our 2019 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2019, net cash used in operating activities decreases $102,486 to $(31,258), compared to $(133,744) in the corresponding period of the previous year. This is mainly due to a decrease of the operating loss of approximately $52,122 from a loss of $(96,127) in 2018 to a loss of $(44,005) in 2019 and to the decrease of accounts payables and accrued expenses of approximately $52,893.

The Company funded its business in the first three months ended September 30, 2019 by issuing a note payable totaling 20,000 Euros ($ 22,130).

We had a working capital deficit of approximately $592,872 at September 30, 2019, an increase of approximately $883 from June 30, 2019.

At September 30, 2019 compared to June 30, 2019, we had cash of $20,585 compared to $27,453, prepaid expenses of $5,300 compared to $9,470 and accounts receivable of $775 compared to $29,525. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

(a)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

On August 28, 2019 the Company issued 2,238,095 shares of its common stock for obtaining an out-of-court settlement in a patent matter valued at $44,762 to one individual at a stock price of $0.0200. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech

International, Inc. as of September 30, 2019 and the audited balance sheet as of June 30, 2019, the unaudited condensed consolidated Statements of Operations for the three period ended September 30, 2019 and 2018, and the unaudited condensed consolidated Statements of Cash Flows for the three month period ended September 30, 2019 and 2018, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 13, 2019/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer