Form 10-Q
period 2019-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2020-02-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                            Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                      Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                            Yes [  ]       No [X]

As of February 13, 2020, there were 202,783,598 shares of the issuer's Common Stock, no par value, issued and 202,729,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2019

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements ..............................................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	16
Item 4.	Controls and Procedures ........................................................................................................................	16
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	17
Item 1A.	Risk Factors...........................................................................................................................................	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	17
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	17
Item 5.	Other Information..................................................................................................................................	17
Item 6.	Exhibits..................................................................................................................................................	18

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

Our unaudited condensed consolidated balance sheet as of December 31, 2019 and the audited balance sheet as of June 30, 2019, our unaudited condensed consolidated statements of operations and comprehensive loss for the three - and six-month period ended December 31, 2019, and 2018, our stockholders’ equity (deficit) for the three - and six-month periods ended December 31, 2019, and 2018 and our unaudited condensed consolidated statements of cash flows for the six - month period ended December 31, 2019, and 2018 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2019	2019
	(unaudited)
CURRENT ASSETS
Cash	$15,395	$27,453
Prepaid expenses and other assets	16,583	9,470
Tax refunds receivable	5,517	6,852
Accounts receivable, net	14,508	29,525
Note receivable, related party	985	5,671

Total Current Assets	52,988	78,971

PROPERTY AND EQUIPMENT, Net
Operating lease right-of-use asset	3,002	-

TOTAL ASSETS	$55,990	$78,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$125,435	$164,145
Accrued interest - related party	34,783	28,458
Notes payable - related party	538,358	478,357
Operating lease liability	3,002	-

Total Current Liabilities	701,578	670,960

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
201,533,598 and 199,295,503 shares issued and
201,479,842 and 199,241,747 shares outstanding respectively	33,012,261	32,967,499
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	92,212	91,447
Accumulated deficit	(37,600,416)	(37,503,684)
Total Sangui Biotech International, Inc's stockholders' equity (defict)	(2,002)	49,203
Non-controlling interest	(643,586)	(641,192)

Total Stockholders' Deficit	(645,588)	(591,989)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,990	$78,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

REVENUES
License revenues	$11,683	$44,095	$11,965	$55,367
COST OF SALES	-	26	-	99
GROSS MARGIN	11,683	44,069	11,965	55,268

OPERATING EXPENSES
Research and development	2,650	7,314	4,886	15,286
Professional fees	37,666	53,282	79,418	103,216
General and administrative	7,900	43,610	20,092	90,401
Total Operating Expenses	48,216	104,206	104,396	208,903

OPERATING LOSS	(36,533)	(60,137)	(92,431)	(153,635)

OTHER INCOME (EXPENSE)
Loss on out of court settlement	-	-	(6,714)	-
Gain (loss) on foreign exchange	(15,111)	5,395	6,709	6,457
Interest expense	(3,477)	(2,525)	(6,690)	(6,216)
Total other income (expense)	(18,588)	2,870	(6,695)	241

LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(55,121)	(57,267)	(99,126)	(153,394)

Provision for income taxes	-	1,213	-	1,213
NET LOSS BEFORE NON-CONTROLLING INTEREST	(55,121)	(58,480)	(99,126)	(154,607)

Less: Net loss attributable to non-controlling interest	1,138	2,124	2,394	8,288

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(53,983)	$(56,356)	$(96,732)	$(146,319)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(2,255)	(1,721)	765	(1,336)

COMPREHENSIVE LOSS	$(57,376)	$(60,201)	$(98,361)	$(155,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	201,533,598	195,147,849	200,819,827	195,007,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensded Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

	Three-Month Period Ended December 31, 2018
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, October 1, 2018	192,951,503	$32,884,893	$4,513,328	$(19,387)	$93,306	$(628,418)	$(37,270,071)	(426,349)

Common shares issued for Cash	5,500,000	63,954	-	-	-	-	-	63,954

Common stock issued for services	844,000	18,652	-	-	-	-	-	18,652

Currency translation adjustment	-	-	-	-	(1,721)	-	-	(1,721)

Net loss	-	-	-	-	-	(2,124)	(56,356)	(58,480)

Balance, December 31, 2018	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,585	$(630,542)	$(37,326,427)	$(403,944)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensded Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

	Three-Month Period Ended December 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, October 1, 2019	201,533,598	$33,012,261	$4,513,328	$(19,387)	$94,467	$(642,448)	$(37,546,433)	$(588,212)

Currency translation adjustment	-	-	-	-	(2,255)	-	-	(2,255)

Net loss	-	-	-	-	-	(1,138)	(53,982)	(55,120)

Balance, December 31, 2019	201,533,598	$33,012,261	$4,513,328	$(19,387)	$92,212	$(643,586)	$(37,600,415)	(645,587)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Six-Month Period Ended December 31, 2018
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, July 1, 2018	191,951,503	$32,864,356	$4,513,328	$(19,387)	$92,921	$(622,254)	$(37,180,108)	(351,144)

Common shares issued for Cash	6,500,000	84,491	-	-	-	-	-	84,491

Common stock issued for services	844,000	18,652	-	-	-	-	-	18,652

Currency translation adjustment	-	-	-	-	(1,336)	-	-	(1,336)

Net loss	-	-	-	-	-	(8,288)	(146,319)	(154,607)

Balance, December 31, 2018	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,585	$(630,542)	$(37,326,427)	$(403,944)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Six-Month Period Ended December 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, July 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	$(591,989)

Common stock issued for services	2,238,095	44,762	-	-	-	-	-	44,762

Currency translation adjustment	-	-	-	-	765	-	-	765

Net loss	-	-	-	-	-	(2,394)	(96,732)	(99,126)

Balance, December 31, 2019	201,533,598	$33,012,261	$4,513,328	$(19,387)	$92,212	$(643,586)	$(37,600,416)	(645,588)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,126)	$(154,607)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	18,652
Common stock issued for obtaining out-of-court settlement	6,714	-
Foreign currency exchange transactions	(6,709)	(6,457)
Amortization of right to use asset	(3,532)	-
Changes in operating assets and liabilities
Trade accounts receivable	14,418	(5,211)
Prepaid expenses and other current assets	(11,781)	747
Tax refunds receivable	1,002	(5,735)
Accounts payable and accrued expenses	4,386	(2,700)
Related party advances	5,527	6,160
Related party accounts payable	6,693	3,948
Operationg lease liability	3,532	-
Net Cash Used in Operating Activities	(78,876)	(145,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	66,342	720,341
Repayment of related party note payable	-	(604,756)
Proceeds from common stock issued for cash	-	84,491
Repayment of notes payable	-	(37,971)
Net Cash Provided by Financing Activities	66,342	162,105

EFFECTS OF EXCHANGE RATES ON CASH	476	(1,602)

NET CHANGES IN CASH	(12,058)	15,300
CASH AT BEGINNING OF PERIOD	27,453	20,943

CASH AT END OF PERIOD	$15,395	$36,243

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$2,509
Income Taxes	$-	$-

NON - CASH INVESTING AND FINANCING ACTIVITIES
Right of use operating lease assets obtained in exchange for lease liabilities	$6,504	$-
Stock issued in settlement of liability	$44,762	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2019

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2019. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three - and six-month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2020.

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

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity (deficit). Income and expenses are translated at average exchange rates for the period.

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2019 and June 30, 2019 and our unaudited consolidated statements of operations for the three - and six-month periods ended December 31, 2019 and 2018, were calculated as follows:

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other income.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2019

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,600,416 as of December 31, 2019. The Company incurred a net loss before non-controlling interest of $99,126 for the six months ended December 31, 2019 and used cash in operating activities of $78,876 during the six months ended December 31, 2019. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 31, 2019 and June 30, 2019

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

The Company’s licenses provide a right to use and create performance obligations satisfied at a point in time. The Company recognizes revenue from the license when the performance obligation is satisfied through the transfer of the license. The Company will recognize royalty revenue a) when the licensee makes the subsequent sales or use that trigger the royalty, or (b) the performance obligation to which some or all of the sales-based or usage-based royalties has been allocated has been satisfied.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2019, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive loss are limited to the changes in the cumulative foreign currency translation adjustments, which is recorded as components of stockholders' equity (deficit).

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), ("ASC 842"). The objective of the guidance in ASC 842 is to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the balance sheet and disclosing key information. ASC 842 amends previous lease guidance to require a lessee to recognize a lease liability and a right-of-use asset on the entity’s balance sheet for all leases with terms that exceed one year. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASC 842 provides that lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company elected a policy of not recording leases on its condensed balance sheets when the leases have term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. The standard did not materially impact consolidated net income or liquidity.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2019

(Unaudited)

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Leases

Effective from June 30, 2019 the Company has closed the site in Witten and relocated its headquarters to Hamburg. The Company leases office facilities from an unrelated third party at 685 Euros per month. The office lease contract is maintained on a month-to-month basis.

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

December 31, 2019 and June 30, 2019

(Unaudited)

Sangui for his previous services as a co-inventor. The license fee is 10% analogously to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

NOTE 4 – DEBT

Notes Payable Related Parties

As of December 31, 2019, the Company had outstanding the following loans payable due to a Company Director:

On September 17, 209, on October 04, 2019 and on October 30, 2019 a Company Director advanced amount of 20,000 Euros ($22,432 as of December 31, 2019) each to the Company.  The loans are due on demand, accrue interest annually at 2% and are unsecured.  As of December 31, 2019, the notes have total interest accrued of $313.

NOTE 5 – CAPITAL STOCK

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no - par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of December 31, 2019, and June 30, 2019, the Company had 201,533,598 shares and 199,295,503 shares of common stock issued and 201,479,842 and 199,241,747 shares outstanding, respectively.

During the six months ended December 31, 2019, the Company issued 2,238,095 shares of common stock to one individual for obtaining aa settlement in a patent matter at $44,762 ($0.0200 per share). The company recorded an accrual in the amount of $38,048 in the annual financial statements ended June 30, 2019. An additional loss of $6,714 was recorded during the six months ended December 31, 2019.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2019

(Unaudited)

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 at December 31, 2019.

Stock – Based Compensation - On October 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and consultants of the Company or its subsidiaries. The term of the plan was 10 years. It expired in October 2018.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019, a Company Director advanced 10,000 Euros ($11,216) to the Company. The loans are due on demand, accrues interest annually at 2% and are unsecured.

Subsequent to December 31, 2019, the Company sold 1,250,000 shares of its common stock for approximately       $11,055 in cash proceeds to one individual at price of approximately $ 0.009 per share.

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

On November 13, 2017, the Company announced that Infirst Healthcare Ltd has announced that the United States (US) Food and Drug Administration had granted Fast Track designation to Granulox for the treatment of diabetic foot ulcers. It is the first and only hemoglobin spray to receive the Fast Track designation - a process designed to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

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

FINANCIAL POSITION

During the six months ended December 31, 2019, our total assets decreased $22,981 from $78,971 at June 30, 2019 to $55,990 at December 31, 2019. A decrease of accounts receivables and a decrease of cash from June 30, 2019 to December 31, 2019, of $15,017 and $12,058 respectively were primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. Our stockholders’ equity (deficit) increased by $53,599 from ($591,989) at June 30, 2019 to ($645,588) at December 31, 2019. The primary factor behind this was net loss attributable to common stockholders of $96,732 offset by the issuance of stock, valued at $44,762 in connection to the out-of-court settlement.

RESULTS OF OPERATIONS

For the three-month and six-month period December 31, 2019 and 2018:

REVENUES – Revenues reported were $11,683and $44,095 for the three months ended December 31, 2019 and 2018 respectively. For the six months ended December 31, 2019 and 2018 revenues were $11,965 and $55,367. Revenues decreased by $32,412 for the three months ended December 31, 2019 and 2018 and decreased by $43,402 for the six months ended December 31, 2019 and 2018. The decrease of $32,412 and $43,402 respectively can be traced back to a decrease in royalties from the licensing agreement with SastoMed. Cost of sales were $0 and $99 for the six months ended December 31, 2019 and 2018 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses decreased by $4,664 to $2,650 from $7,314 for the three-month periods ending December 31, 2019 and 2018.  Research and development expenses decreased $10,400 to $4,886 in the first half-year of our 2020 financial year from $15,286 in the comparable period of the previous year. This decrease is mainly attributed to lower fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES –The combined accumulated general and administrative expenses and professional fees decreased $51,326 to $ 45,567 in the three months ended December 31, 2019, from $96,892 in the respective period of the previous year. Accumulated general and administrative expenses and professional fees decreased $94,107 to $99,510 in the half-year ended December 31,

2019, from $193,617 in the respective period of the previous year mainly due to lower personnel costs, lower rental expenses and lower professional fees.

INTEREST EXPENSE - interest expenses for the three-month period ended December 31, 2019 and 2018 were $3,477 and $2,525, an increase of $952. For the six months ended December 31, 2019 and 2018, interest expense increased by $474 to $6,690 from $6,216. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to $53,983 compared to a loss of $56,356 for the three months ended December 31, 2019 and 2018 respectively and a loss of $96,732 compared to a loss of $146,319 for the six month ended December 31, 2019 and 2018 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $55,121, or $(0.00) per common share, for the three months ended December 31, 2019, compared to $58,480 or $(0.00) per common share, during the comparable period in our 2019 financial year. Our consolidated net loss before non-controlling interest was $99,126 or $(0.00) per common share, for the six months ended December 31, 2019, compared to $154,607 or $(0.00) per common share, during the comparable period in our 2019 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2019, net cash used in operating activities decreases $66,327 to $(78,876), compared to $(145,203) in the corresponding period of the previous year. This is mainly due to a decrease of the operating loss of approximately $55,481 from a loss of $(154,607) in 2018 to a loss of $(99,126) in 2019.

The Company funded its business in the first six months ended December 31, 2019 by issuing note payables totaling 60,000Euros ($ 66,606).

We had a working capital deficit of approximately $648,590 at December 31, 2019, an increase of approximately $56,601from June 30, 2018.

At December 31, 2019 compared to June 30, 2018, we had cash of $15,395 compared to $27,453, prepaid expenses of $16,583 compared to $9,470 and accounts receivable of $14,508 compared $29,525. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2019 and the audited balance sheet as of June 30, 2019, the unaudited condensed consolidated Statements of Operations for the three and six - month periods ended December 31, 2019 and 2018, the condensed unaudited Statements of Stockholder’s Equity (Deficit) as of December 31. 2019 and 2018, and the unaudited condensed consolidated Statements of Cash Flows for the six-month period ended December 31, 2019 and 2018, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: February 13, 2020/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer