Form 10-Q
period 2020-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2020-05-14
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

Commission file number: 0-21271

SANGUI BIOTECH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1330732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bleichenbrücke 9, 20354 Hamburg, Germany

(Address of principal executive offices)

Neuer Wall 54, 20354 Hamburg, Germany

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
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                            Yes [  ]       No [X]

As of May 14, 2020, there were 202,783,598 shares of the issuer's Common Stock, no par value, issued and 202,729,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2020

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

Our unaudited condensed consolidated balance sheet as of March 31, 2020 and the audited balance sheet as of June 30, 2019, our unaudited condensed consolidated statements of operations and comprehensive loss for the three - and nine-month periods ended March 31, 2020, and 2019, our stockholders’ deficit for the three - and nine-month periods ended March 31, 2020, and 2019 and our unaudited condensed consolidated statements of cash flows for the nine - month periods ended March 31, 2020, and 2019 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2020	2019
	(unaudited)
CURRENT ASSETS

Cash	$11,568	$27,453
Prepaid expenses and other assets	13,968	9,470
Tax refunds receivable	12,568	6,852
Accounts receivable, net	11,344	29,525
Note receivable, related party	3,428	5,671

Total Current Assets	52,876	78,971

PROPERTY AND EQUIPMENT, Net
Operating lease right-of-use asset	73,365	-

TOTAL ASSETS	$126,241	$78,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$114,843	$164,145
Accrued interest - related party	37,577	28,458
Notes payable - related party	565,167	478,357
Operating lease liability -short term	8,381	-

Total Current Liabilities	725,968	670,960

Operating lease liability -long term	64,984	-

Total Liabilities	790,952	670,960

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 250,000,000 shares authorized
202,783,598 and 199,295,503 shares issued and
202,729,842 and 199,241,747 shares outstanding respectively	$33,023,316	$32,967,499
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	90,318	91,447
Accumulated deficit	(37,627,112)	(37,503,684)
Total Sangui Biotech International, Inc's stockholders' equity (defict)	(19,537)	49,203
Non-controlling interest	(645,174)	(641,192)

Total Stockholders' Deficit	(664,711)	(591,989)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126,241	$78,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

REVENUES
License revenues	$9,211	$8,062	$21,176	$63,429
COST OF SALES	-	(99)	-	-
GROSS MARGIN	9,211	8,161	21,176	63,429

OPERATING EXPENSES
Research and development	1,535	5,092	6,421	20,378
Professional fees	35,521	39,700	114,939	142,916
General and administrative	8,590	37,519	28,682	127,920
Depreciation and amortization	1,020	-	1,020	-
Total Operating Expenses	46,666	82,311	151,062	291,214

OPERATING LOSS	(37,455)	(74,150)	(129,886)	(227,785)

OTHER INCOME (EXPENSE)
Loss on out of court settlement	-	-	(6,714)	-
Gain (loss) on foreign exchange	12,838	7,013	19,547	13,470
Interest expense	(3,667)	(2,508)	(10,357)	(8,724)
Total other income (expense)	9,171	4,505	2,476	4,746
LOSS BEFORE INCOME TAXESAND NON-CONTROLLING INTEREST	(28,284)	(69,645)	(127,410)	(223,039)
Provision for income taxes	-	1,481	-	2,694
NET LOSS BEFORE NON-CONTROLLING INTEREST	(28,284)	(71,126)	(127,410)	(225,733)
Less: Net loss attributable to non-controlling interest	1,588	4,713	3,982	13,001

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(26,696)	$(66,413)	$(123,428)	$(212,732)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,894)	(3,247)	(1,129)	(4,583)

COMPREHENSIVE LOSS	$(30,178)	$(74,373)	$(128,539)	$(230,316)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	202,308,054	199,295,503	201,313,316	196,410,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Three-Month Period Ended March 31, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, January 1, 2020	201,533,598	$33,012,261	$4,513,328	$(19,387)	$92,212	$(643,586)	$(37,600,416)	$(645,588)
Common stock issued for cash	1,250,000	11,055	-	-	-	-	-	11,055
Common stock issued out of court settlement	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	(1,894)	-	-	(1,894)
Net loss	-	-	-	-	-	(1,588)	(26,696)	(28,284)
Balance, March 31, 2020	202,783,598	$33,023,316	$4,513,328	$(19,387)	$90,318	$(645,174)	$(37,627,112)	(664,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Three-Month Period Ended March 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, January 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,585	$(630,542)	$(37,326,426)	(403,943)

Common shares issued for Cash	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	(3,247)	-	-	(3,247)

Net loss	-	-	-	-	-	(4,713)	(66,415)	(71,128)
Balance, March 31, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$88,338	$(635,255)	$(37,392,841)	$(478,318)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Nine-Month Period Ended March 31, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, July 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	$(591,989)
Common stock issued for cash	1,250,000	11,055	-	-	-	-	-	11,055
Common stock issued out of court settlement	2,238,095	44,762	-	-	-	-	-	44,762
Currency translation adjustment	-	-	-	-	(1,129)	-	-	(1,129)
Net loss	-	-	-	-	-	(3,982)	(123,428)	(127,410)
Balance, March 31, 2020	202,783,598	$33,023,316	$4,513,328	$(19,387)	$90,318	$(645,174)	$(37,627,112)	(664,711)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Nine-Month Period Ended March 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, July 1, 2018	191,951,503	$32,864,356	$4,513,328	$(19,387)	$92,921	$(622,254)	$(37,180,108)	(351,144)

Common shares issued for Cash	6,500,000	84,491	-	-	-	-	-	84,491

Common stock issued for services	844,000	18,652	-	-	-	-	-	18,652
Currency translation adjustment	-	-	-	-	(4,583)	-	-	(4,583)
Net loss	-	-	-	-	-	(13,001)	(212,733)	(225,734)
Balance, March 31, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$88,338	$(635,255)	$(37,392,841)	$(478,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,410)	$(225,733)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,020	-
Common stock issued for services	-	18,652
Loss on settlement	6,714	-
Foreign currency exchange transactions	(19,495)	(13,470)
Amortization of right to use asset	(7,898)	-
Changes in operating assets and liabilities
Trade accounts receivable	17,261	38,125
Prepaid expenses and other current assets	(3,387)	3,910
Tax refunds receivable	(6,021)	(2,010)
Accounts payable and accrued expenses	(9,091)	(65,187)
Related party advances	2,054	2,838
Related party accounts payable	10,202	6,487
Operating lease liability	7,898	-
Net Cash Used in Operating Activities	(128,153)	(236,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,102)	-
Net Cash Used in Investing Activities	(3,102)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	105,222	791,420
Repayment of related party note payable	-	(601,977)
Proceeds from common stock issued for cash	11,055	84,491
Repayment of notes payable	-	(37,796)
Net Cash Provided by Financing Activities	116,277	236,138

EFFECTS OF EXCHANGE RATES ON CASH	(907)	(2,164)

NET CHANGES IN CASH	(15,885)	(2,414)
CASH AT BEGINNING OF PERIOD	27,453	20,943

CASH AT END OF PERIOD	$11,568	$18,529

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$2,560
Income Taxes	$-	$-

NON - CASH INVESTING AND FINANCING ACTIVITIES
Right of use operating lease assets obtained in exchange for lease liabilities	$81,936	$-
Stock issued in settlement of liability	$44,762	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020 and June 30, 2019

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2019. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three - and nine-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2020.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2020 and June 30, 2019 and our unaudited consolidated statements of operations for the three - and nine-month periods ended March 31, 2020 and 2019, were calculated as follows:

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,627,112 as of March 31, 2020. The Company incurred a net loss before non-controlling interest of $127,410 for the nine - months ended March 31, 2020 and used cash in operating activities of $128,153 during the nine - months ended March 31, 2020. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020 and June 30, 2019

(Unaudited)

financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2020, the Company had no potentially

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020 and June 30, 2019

(Unaudited)

dilutive securities that would affect the loss per share if they were to be dilutive.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020 and June 30, 2019

(Unaudited)

Leases

Effective from June 30, 2019 the Company has closed the site in Witten and relocated its headquarters to Hamburg. The Company leases office facilities from an unrelated third party at 1,110 Euros per month, which includes 177 Euros for sales tax. The office lease contract is beginning in January 2020 and expires June 2026.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month beginning June 2018 expiring May 2020.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2019:

Minimum Lease Payments Under Operating Leases
	Office	Automobile	Total
Year ending June 30,
2020	$3,073	$1,181	$4,254
2021	12,291	-	12,291
2022	12,291	-	12,291
2023	12,291	-	12,291
2024	12,291	-	12,291
Thereafter	24,582	-	24,582
Total Operating Lease Obligations	$76,819	$1,181	$78,000

Less: Amount representing imputed interest	$(4,632)	$(3)	$(4,635)
Present Value of minimum lease payments	$72,187	$1,178	$73,365

Weighted average discount rate	2%
Weighted average remaining term	6.16	years

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020 and June 30, 2019

(Unaudited)

NOTE 4 – DEBT

Notes Payable Related Parties

As of March 31, 2020, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	109,741	5%	26,858	June 30, 2020
December 12, 2017	25,000	27,435	2%	1,263	on demand
January 19, 2018	25,000	27,435	2%	1,206	on demand
March 13, 2018	25,000	27,435	2%	1,126	on demand
July 16, 2018	25,000	27,435	2%	938	on demand
September 10, 2018	25,000	27,435	2%	854	on demand
October 04, 2018	25,000	27,435	2%	818	on demand
December 27, 2018	25,000	27,435	2%	692	on demand
January 21, 2019	15,000	16,461	2%	392	on demand
February 26, 2019	25,000	27,435	2%	600	on demand
March 20, 2019	25,000	27,435	2%	567	on demand
April 08, 2019	20,000	21,948	2%	431	on demand
May 09, 2019	30,000	32,922	2%	590	on demand
June 21, 2019	30,000	32,922	2%	512	on demand
September 17, 2019	20,000	21,948	2%	236	on demand
October 04, 2019	20,000	21,948	2%	215	on demand
October 30, 2019	20,000	21,948	2%	184	on demand
January 08, 2020	10,000	10,974	2%	50	on demand
February 20, 2020	10,000	10,974	2%	24	on demand
March 06, 2020	15,000	16,461	2%	23	on demand

On September 17, 2019, on October 04, 2019, on October 30, 2019, on January 08, 2020, on February 20, 2020 and on March 06, 2020 a Company Director advanced amounts totaling 95,000 Euros ($104,254 as of March 31, 2020) to the Company.  The loans are due on demand, accrue interest annually at 2% and are unsecured.  As of March 31, 2020, the notes have total interest accrued of $732.

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no - par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of March 31, 2020, and June 30, 2019, the Company had 202,783,598 shares and 199,295,503 shares of common stock issued and 202,729,842 and 199,241,747 shares outstanding, respectively.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020 and June 30, 2019

(Unaudited)

During the nine - months ended March 31, 2020, the Company issued 2,238,095 shares of common stock to one individual for obtaining a settlement in a patent matter at $44,762 ($0.0200 per share). The company recorded an accrual in the amount of $38,048 in the annual financial statements ended June 30, 2019. An additional loss of $6,714 was recorded during the nine - months ended March 31, 2020.

During the nine - months ended March 31, 2020, the Company sold 1,250,000 shares of its common stock for approximately $11,055 in cash proceeds to one individual at price of approximately $ 0.009 per share.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 at March 31, 2020.

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, a Company Director advanced 25,000 Euros ($28,173) to the Company. The loans are due on demand, accrues interest annually at 2% and are unsecured.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. At the present time, it is not clear how long this crisis will last and what extent it will take. The highest priority for the Company is the health of employees and business partners. The Company is affected by the restrictions currently in place in private and public life around the world to the extent that, the distribution of Granulox wound spray will also be affected. At least for the duration of the restrictions sales activities were not possible due to the worldwide lock downs. In this respect, the company assumes that the license revenue cannot be received at the planned level. The company is in good contact with its licensee. The company and the licensee assume that the desired growth course will be resumed after the pandemic has been overcome. Before the pandemic, the company had essentially been financed through the sale of shares or loans from related parties. These financing options are still available during the COVID-19 - crisis.

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

FINANCIAL POSITION

During the nine - months ended March 31, 2020, our total assets increased $47,270 from $78,971 at June 30, 2019 to $126,241 at March 31, 2020. An increase of Operating lease right-of-use assets of $73,365 partially compensated by a decrease of accounts receivables and a decrease of cash from June 30, 2019 to March 31, 2020, of $18,181 and $15,885 respectively was primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. Our stockholders’ equity (deficit) increased by $72,722 from ($591,989) at June 30, 2019 to ($664,711) at March 31, 2020. The primary factor behind this was net loss attributable to common stockholders of $123,428 offset by the issuance of stock, valued at $44,762 in connection to the out-of-court settlement and for cash ($11,055).

RESULTS OF OPERATIONS

For the three-month and nine-month period March 31, 2020 and 2019:

REVENUES – Revenues reported were $9,211 and $8,062 for the three months ended March 31, 2020 and 2019 respectively. For the nine months ended March 31, 2020 and 2019 revenues were $21,176 and $63,429. Revenues increased by $1,149 for the three months ended March 31, 2020 and 2019 and decreased by $42,253 for the nine - months ended March 31, 2020 and 2019. The increase of $1,149 and the decrease of $42,253 respectively can be traced back to the development in royalties from the licensing agreement with SastoMed. Cost of sales were $0 and $0 for the nine months ended March 31, 2020 and 2019 respectively.

RESEARCH AND DEVELOPMENT – Research and development expenses decreased by $3,557 to $1,535 from $5,092 for the three-month periods ending March 31, 2020 and 2019.  Research and development expenses decreased $13,957 to $6,421 during the nine months ended March 31, 2020 $20,378 in the comparable period of the previous year. This decrease is mainly attributed to lower fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES –The combined accumulated general and administrative expenses and professional fees decreased $33,108 to $ 44,111 in the three months ended March

31, 2020, from $77,219 in the respective period of the previous year. Accumulated general and administrative expenses and professional fees decreased $127,215 to $143,621 during the nine months ended March 31, 2020, from $270,836 in the respective period of the previous year mainly due to lower personnel costs, lower rental expenses and lower professional fees.

DEPRECIATION AND AMORTIZATION were $1,020 and $0 for the nine - months ended March 31, 2020 and 2019 respectively.

INTEREST EXPENSE - interest expenses for the three-month period ended March 31, 2020 and 2019 were $3,667 and $2,508, an increase of $1,159. For the nine - months ended March 31, 2020 and 2019, interest expense increased by $1,633 to $10,357 from $8,724. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to $26,696 compared to a loss of $66,413 for the three months ended March 31, 2020 and 2019 respectively and a loss of $123,428 compared to a loss of $212,732 for the nine month ended March 31, 2020 and 2019 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $28,284, or ($0.00) per common share, for the three months ended March 31, 2020, compared to $71,126 or $(0.00) per common share, during the comparable period in our 2019 financial year. Our consolidated net loss before non-controlling interest was $127,410 or $(0.00) per common share, for the nine months ended March 31, 2020, compared to $225,733 or $(0.00) per common share, during the comparable period in our 2019 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine - months ended March 31, 2020, net cash used in operating activities decreased $108,235 to ($128,153), compared to ($236,388) in the corresponding period of the previous year. This is mainly due to a decrease of the net loss of approximately $98,323 from a loss of ($225,733) in 2019 to a loss of ($127,410) in 2020

The Company funded its business in the first nine - months ended March 31, 2020 by issuing note payables totaling 95,000 Euros ($104,254).

We had a working capital deficit of approximately $673,092 at March 31, 2020, an increase of approximately $81,103 from June 30, 2019.

At March 31, 2020 compared to June 30, 2019, we had cash of $11,568 compared to $27,453, prepaid expenses of $13,968 compared to $9,470 and accounts receivable of $11,344 compared $29,525. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

On February 04, 2020, the Company sold 1,250,000 shares of its common stock for approximately $11,055 in cash proceeds to one individual at price of approximately $ 0.009 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2020 and the audited balance sheet as of June 30, 2019, the unaudited condensed consolidated Statements of Operations for the three and nine - month periods ended March 31, 2020 and 2019, the condensed unaudited Statements of Stockholder’s Equity (Deficit) as of March 31. 2020 and 2019, and the unaudited condensed consolidated Statements of Cash Flows for the nine-month period ended March 31, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: May 14, 2020/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer