Form 10-K
period 2020-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2020-09-30
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2020

Commission File Number: 0-21271

_______________________

SANGUI BIOTECH INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1330732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Bleichenbrücke 9, Hamburg, Germany	20354
(Address of Principal Executive Offices)	(Zip Code)

49 (40) 6093120

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes[X]. No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes [X]. No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,699,628.

As of September 30, 2020, there were 203,355,598 shares of the issuer's Common Stock, no par value, issued and 203,301,842 shares outstanding.

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

Sangui BioTech GmbH, (“Sangui GmbH”) develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof. Sangui GmbH has also developed an anti-aging cosmetic line and a number of related products aimed at improving oxygen supply to the skin. Enhanced oxygen supply is the key to improved wound healing; therefore, the Company has extended its product portfolio to contain wound pads and other wound management products. The facilities of Sangui GmbH were located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany. Effective June 30, 2019 Sangui GmbH has closed the site in Witten and relocated its headquarters to Hamburg, Germany.

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

To date, neither SGBI nor its subsidiaries has had profitable operations. The Company has never been profitable, and through June 30, 2020, SGBI's accumulated deficit has exceeded $37.7 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations. No assurance can be given that our programs will be successful.

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

According to regulatory requirements, all drugs must complete preclinical and clinical trials before approval (see the Section on Government Regulation in this section below and the Section in the Risk Factors under Risks related to our Business Government Regulation; No Assurance of Product Approval,) and market launch. Our management believes that the European and United States FDA approval process will take at a minimum several years to complete.

Our most promising potential product in the area of artificial oxygen carriers, the blood additive is still in an early development stage. In the pursuit of these projects we will need to obtain substantial additional capital to continue their development.

The blood additives project was halted in the second quarter of our financial year 2016 due to the lack of financing.

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

The basic terms of the licensing contract agreement are that Sangui GmbH is awarded a fixed licensing fee as a percentage of the external revenues received from sales of the Granulox product (based on SastoMed selling prices). The percentage is in the uppermost zone of what is usually granted in the pharmaceutical and medical products industries and thus well above the average licensing rate of 7.5% of sales revenues as calculated by market analysts. In addition, the percentage will be permanently increased by twenty five percent (25%) of the current rate as soon as cumulated sales revenues at SastoMed have exceeded €50,000,000.

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

Effective December 31, 2015, Sangui GmbH sold its 25 % stake in Sastomed GmbH to SanderStrohmann GmbH. Also, effective December 31, 2015, SanderStrohmann GmbH increased the capital of Sastomed GmbH by €500,000 to strengthen the capital base of Sastomed GmbH.

Effective June 18, 2018 Sangui GmbH together with Sastomed GmbH founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership with Sangui GmbH being the general partner with 99.8% ownership, and Sastomed GmbH as the limited partner with 0.2% ownership. On June 22, 2018, Sangui KG has acquired all rights in the license agreement dated December 17, 2010 between Sastomed GmbH from Sangui GmbH. All material content of the license agreement remains unchanged after the transition from Sangui GmbH to Sangui KG. This also applies to the pledge of the European patent, EP 1485120 concerning the Hemo2 spray, to the Sastomed GmbH.

Granulox sales by our distribution partner SastoMed GmbH have become more volatile and declining. We remain confident, however, that SastoMed will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development projects, and all the most important modifications and improvements thereto. As of June 30, 2020, SanguiBioTech GmbH had been granted patents in two patent families, and additionally, it has applied for additional patents. One of the patents have been filed in the United States of America (US), and two as international patent applications with the European Patent Office (EP). Validation of granted EP patents in all cases includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

1. Hemoglobin-Hyperpolymers

DE 10 2013 014 651 EP 14758344 EP 3 041 495 B1 US 10.646.507 B2	“Compositions for Improved Tissue Oxygenation by Peritoneal Ventilation” (Patent granted, end of duration 2033)

2. Wound Management

EP 1 485 120

“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents, for externally treating open, in particular chronic wounds” (patent granted, end of duration 2022)

Manufacturing, Marketing and Distribution

Manufacturing, marketing and distribution are not core competencies of the company. It is our strategy, therefore, to outsource such business processes to external partners. In selecting and mandating them, special attention is being paid to their experience, reputation and standing including the required quality management systems and certifications.

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $8,311 and $27,226 during the fiscal years ended June 30, 2020 and 2019, respectively.

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

Dependence on Major Customers

As of June 30, 2020, and June 30, 2019, all of revenues and trade receivables were generated by SastoMed GmbH, the licensee of the global distribution rights of the Sangui developed wound spray technology known as Granulox.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2020, the Company, and our subsidiaries, had no employees. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

Technological Factors

The market for our products and technology is characterized by rapidly changing technology, which could result in product obsolescence or short product life cycles. Similarly, the industry is characterized by continuous development and introduction of new products and technology to replace outdated products and technology. Accordingly, the ability of us to compete will be dependent upon the ability to provide new and innovative products and technology. There can be no assurance that competitors will not develop technologies or products that render the proposed products and technology obsolete or less marketable. We will be required to adapt to technological changes in the industry and develop products and technology to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and we do not have a source or commitment for any such funds and resources. Development efforts relating to the technological aspects of the various products and technologies to be developed are not substantially completed. Accordingly, we will continue to refine and improve those products and technologies. Continued refinement and improvement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. In addition, there can be no assurance that those products and technologies will prove to be sufficiently reliable or durable in widespread commercial application. The products or technologies to be developed will be the result of significant efforts, which may result in errors that become apparent subsequent to widespread commercial utilization. In such event, we would be required to modify such products or technologies and continue with additional research and development, which could delay our plans and cause us to incur additional cost.

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



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

Our results can also be affected by the ability of competition to introduce new products that have advantages over our own, or the competition's ability to adjust its pricing to reduce any competitive advantage we may have. Results will also be affected by strategic decisions made by the management regarding product volume, mix, and timing of orders received during operations. See “Business” above.

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

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable us to conduct existing product research, manufacturing, marketing and distribution of our products and Intellectual Property. We may need to raise additional capital to facilitate growth and support its long-term manufacturing, and marketing programs. We have no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that we may need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. We may also seek funding for the manufacturing, and marketing of products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail one or more of our programs. Our future cash requirements will be affected by the revenue generated from the sale of our products, the costs of production and marketing, as well as relationships with corporate partners, changes in the focus and direction of our programs, competitive and technological advances, and other factors.

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

Future Capital Needs and Uncertainty of Additional Funding

We believe that our cash position is insufficient to cover our financing requirements for the next fiscal year and anticipate that substantial funds will be required in order to enact our development plans. We will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of its business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to our shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. We may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require us to relinquish rights or reduce our interests in certain of our technologies or product candidates. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. Moreover, if funds are not available from any sources, we may not be able to continue to operate.

Dependence on others; manufacturing capabilities and limited distribution capabilities

An important element of our strategy for the marketing and release of its products is to enter into various arrangements with distribution and retail partners. The success and commercialization of our products will be dependent, in part, upon our ability to enter into such arrangements and upon the ability of these third parties to perform their responsibilities. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within the control of the Company. There can be no assurance that any such arrangements will be available on terms acceptable to us, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements. If we are not able to enter into such arrangements, we could encounter delays in introducing our products into the market. See “Business” above.

We may be dependent on other manufacturers for the production and manufacturing of certain products. In the event that we are unable to obtain or retain the necessary manufacturer’s products on acceptable terms, we may not be able to continue to commercialize and market our products as planned. The manufacture of our products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by the Company in order to meet the specifications and other standards prescribed by us to satisfy the anticipated and appropriate levels of effectiveness when in use. There can be no assurance that we will be able to i) obtain adequate supplies of our products in a timely fashion at acceptable quality and prices, ii) enter into arrangements for the manufacture of our products with manufacturers whose facilities and procedures comply with our GMP or other regulatory requirements, iii) or that manufacturers will continue to comply with such standards, or iv) that such manufacturers will be able to adequately supply us with our product needs. Our dependence upon others for the manufacture of proposed products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis.

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

Conflicts of Interest; Related Party Transactions

The possibility exists that we may acquire, or merge, with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arm’s length, unless the Company is able to receive more favorable terms from a related party.

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

While we have taken, and will continue to take, what we believe are appropriate precautions, there can be no assurance that it will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed. A product liability claim could have a material adverse effect on the business, financial condition and results of operations.

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

A global pandemic may disrupt our business or the business of our customers.

The COVID-19 coronavirus, originating in China, has spread to a number of other countries, including the United States.  The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and this has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event. Also, it will substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

ITEM 2. PROPERTIES

Effective June 30, 2019 the Company has closed its site in Witten and relocated its headquarters to Hamburg. The Company leases office facilities from an unrelated third party at 1,100 Euros per month. The office lease contract is from in January 2020 through June 2026.

Rent expense was approximately $12,400 and $37,800 during the years ended June 30, 2020 and 2019, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2020, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hannover stock exchanges in Germany. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

Holders

 On June 30, 2020, the number of record holders of the Company's common stock was approximately 886.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2020, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Recent Sales of Unregistered Securities

In February and May 2020, the Company issued 1,822,000 restricted shares of its common stock upon receipt of a capital contribution of approximately $ 15,415 in cash to two individuals. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

Subsequent to the year ended June 30, 2020, the Company did not issue any shares of its common stock.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2020. The following are our critical accounting policies:

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

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic ASC 606 as set forth below:

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $8,311 and $27,226 during the fiscal years ended June 30, 2020 and 2019, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit).  For the periods ending June 30, 2020 and 2019, the Company recognized foreign currency translation gain of $460 and loss of $1,474.

The exchange rates used to calculate values and results for the years ended June 30, 2020 and 2019 were as follows (USD):

	Year-end Rates	Average Period Rates
June 30, 2020	0.889150	0.904091
June 30, 2019	0.878005	0.876498

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

Going concern

The Company incurred a net loss attributable to common stockholders of $ 192,741 and used cash in operating activities of $168,386 for the year ended June 30, 2020. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. The Company plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

FINANCIAL POSITION

Our current assets decreased by $30,275 or 38%, from $78,971 at June 30, 2019 to $48,696 at June 30, 2020. The decrease is primarily attributable to decreases in accounts receivables and cash in the year ended June 30, 2020.

Our net property and equipment is $1,922 at June 30, 2020 and $0 at June 30, 2019, an increase of $1,922.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. The Company’s stockholders’ deficit was increased from $591,989 at June 30, 2019 to $729,878 as of June 30, 2020. The primary reason for the increase in the deficit was the net loss of $192,741 offset by issuance of common stock totalling approximately $15,415.

REVENUES. Revenues decrease 67% to $ 28,915 during the year ended June 30, 2020 from $88,001 in the previous fiscal year. This decrease is due to a decrease in income from royalties due from sales of the wound spray product due to restructuring of sales and warehousing at the licensee.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $8,311 during the year ended June 30, 2020 from $27,226 during the 2019 fiscal year. This decrease is mainly attributed to lower fees for patents.

OTHER OPERATING EXPENSES. Professional fees for 2020 decreased to $161,036 from $209,516 in 2019 due to decreased fees for consulting, accounting and auditing as well as one-time costs incurred in 2019 to obtain an out-of-court settlement in a patent matter. General and administrative expenses decreased by $149,141, due to costs associated with the closure of the Witten site. Overall Total Operating Expenses decreased by $215,327 or 51%.

OTHER INCOME (EXPENSE). Total other expense increased $12,253 from $4,879 in 2019 to $ 17,132 in 2020. The increase relates to a decrease on gains on foreign currency exchange of $3,127 an increase of interest expenses of $2,412 and an increase of loss on out of court settlement of $6,714.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $ 192,741 or ($0.00) per common share in 2020, as compared to $323,576 or ($0.00) per common share in 2019.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2020, net cash used in operating activities decreased to $168,386 from $316,918 for the year ended June 30, 2019 due to a decrease in net loss, an increase in accounts payable and accrued expenses and an decrease in tax refunds receivable, offset by a decrease in stock issued for services and a decrease in prepaid expenses.

For the year ended June 30, 2020, net cash provided by financing activities decreased from $326,515 received during the fiscal year 2019 to net proceeds of $159,181 received in fiscal year 2019. The decrease came about due to a decrease of related party note payables, a reduction of proceeds arising common stock issued and repayments of note payables.

We had net working capital deficit of $ 742,789 at June 30, 2020, compared to a deficit of $591,989 at June 30, 2019, primarily attributed to an increase of notes payables and accrued expenses and decreases in cash, prepaid expenses and other assets. The Company had increases in prepaid expenses, tax refunds and note receivables related parties and decreases in cash and in accounts receivable when compared to prior year.  While accrued interest and notes payables related parties increased from prior year, there was a decrease in accounts payables and accrued expenses when compared to prior year.

The Company incurred a net loss applicable to common stockholders of $192,741 and used cash in operating activities of $168,386 for the year ended June 30, 2020. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available, on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2020 and 2019

SANGUI BIOTECH INTERNATIONAL, INC.

Table of Contents

Page

Report of Independent Registered Public Accounting FirmF-1

Consolidated Balance Sheets – June 30, 2020 and 2019F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended

June 30, 2020 and 2019F-3

Consolidated Statements of Stockholders’ Deficit for the years ended

June 30, 2020 and 2019F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019F-5

Notes to Consolidated Financial StatementsF-6

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sangui Biotech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (“the Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

September 30, 2020

34

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS
	June 30,	June 30,
	2020	2019
CURRENT ASSETS
Cash	$15,282	$27,453
Prepaid expenses and other assets	13,361	9,470
Tax refunds receivable	3,317	6,852
Accounts receivable, net	9,858	29,525
Note receivable, related party	6,878	5,671
Total Current Assets	48,696	78,971
Property and Equipment, Net	1,922	-
Operating lease right-of-use asset	74,710	-
TOTAL ASSETS	$125,328	$78,971

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable and accrued expenses	$119,246	$164,145
Accrued interest - related party	42,359	28,458
Notes payable - related party	618,568	478,357
Current portion of operating lease liability	11,312	-
Total Current Liabilities	791,485	670,960
Operating lease liability, net of current portion	63,721	-
Total Liabilities	855,206	670,960
COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
203,355,598 and 199,295,503 shares issued and
203,301,842 and 199,241,747 shares outstanding respectively	33,027,676	32,967,499
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	91,907	91,447
Accumulated deficit	(37,696,425)	(37,503,684)
Total Sangui Biotech International, Inc's stockholders' defict	(82,901)	49,203
Non-controlling interest	(646,977)	(641,192)
Total Stockholders' Deficit	(729,878)	(591,989)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$125,328	$78,971

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	June 30,
	2020	2019

REVENUES
License revenues	$28,915	$88,001
GROSS MARGIN	28,915	88,001

OPERATING EXPENSES
Research and development	8,311	27,226
Professional fees	161,036	209,516
General and administrative	39,753	188,894
Depreciation and amortization	1,209	-
Total Operating Expenses	210,309	425,636

OPERATING LOSS	(181,394)	(337,635)

OTHER INCOME (EXPENSE)
Loss on out of court settlement	(6,714)	-
Gain on foreign exchange	3,680	6,807
Interest expense	(14,098)	(11,686)
Total other income (expense)	(17,132)	(4,879)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(198,526)	(342,514)
Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(198,526)	(342,514)
Less: Net loss attributable to non-controlling interest	5,785	18,938
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(192,741)	$(323,576)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	460	(1,474)
COMPREHENSIVE LOSS	$(198,066)	$(343,988)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	201,746,752	197,127,973

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Deficit

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, July 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	$(591,989)
Common stock issued for cash	1,822,000	15,415	-	-	-	-	-	15,415
Common stock issued for services	2,238,095	44,762	-	-	-	-	-	44,762
Currency translation adjustment	-	-	-	-	460	-	-	460
Net loss	-	-	-	-	-	(5,785)	(192,741)	(198,526)
Balance, June 30, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	(729,878)

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, July 1, 2018	191,951,503	$32,864,356	$4,513,328	$(19,387)	$92,921	$(622,254)	$(37,180,108)	(351,144)
Common shares issued for cash	6,500,000	84,491	-	-	-	-	-	84,491
Common stock issued for services	844,000	18,652	-	-	-	-	-	18,652
Currency translation adjustment	-	-	-	-	(1,474)	-	-	(1,474)
Net loss	-	-	-	-	-	(18,938)	(323,576)	(342,514)
Balance, June 30, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	$(591,989)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
	For the Year Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,526)	$(342,514)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,209	-
Common stock issued for services	-	18,652
Loss on settlement	6,714	-
Foreign currency exchange transactions	(3,680)	(6,807)
Amortization of right to use asset	(11,905)	-
Changes in operating assets and liabilities
Trade accounts receivable	19,432	18,411
Prepaid expenses and other current assets	(275)	12,856
Tax refunds receivable	(238)	(4,769)
Accounts payable and accrued expenses	(6,775)	(23,873)
Related party advances	(1,710)	1,221
Related party accounts payable	15,146	9,905
Operating lease liability	12,222	-
Net Cash Used in Operating Activities	(168,386)	(316,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,098)	-
Net Cash Used in Investing Activities	(3,098)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	143,766	878,606
Repayment of related party note payable	-	(598,974)
Proceeds from common stock issued for cash	15,415	84,491
Repayment of notes payable	-	(37,608)
Net Cash Provided by Financing Activities	159,181	326,515

EFFECTS OF EXCHANGE RATES ON CASH	132	(3,087)
NET CHANGES IN CASH	(12,171)	6,510
CASH AT BEGINNING OF PERIOD	27,453	20,943
CASH AT END OF PERIOD	$15,282	$27,453
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$2,520
Income Taxes	$-	$-

NON - CASH INVESTING AND FINANCING ACTIVITIES
Right of use operating lease assets obtained in exchange for lease liabilities	$85,696	$-
Stock issued in settlement of liability	$44,762	$-

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

Sangui BioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body such as wound management products in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan (a natural polymer), artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) and cosmetics. The cosmetics products are currently being sold via the Company’s internet shop, yielding a small amount of revenues. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners in exchange for royalties. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and of preparing its market entry in several other European countries and Mexico. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25 % share of all future profits of the joint venture. Effective December 31, 2017 the Company sold its 25% share of the joint venture to its co-partner.  On June 22, 2018, Sangui KG has acquired all rights in the license agreement concluded on December 17, 2010 with Sastomed GmbH from Sangui BioTec GmbH.

Going Concern

The Company incurred a net loss attributable to common stockholders of $ 192,741 and used cash in operating activities of $168,386 for the year ended June 30, 2020. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Management plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of receivables, inventories, long-lived assets, and valuation allowance on deferred tax assets. Due to the current dependence of Sangui on the revenue from the license agreement with Sastomed GmbH, management places the highest priority on the sales development in this area in order to be able to recognize potential risks in good time and to take appropriate measures if necessary. These measures include regular and ad hoc discussions with the licensee about its planned business development.

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

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. All equity account balances have been translated at the historical rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2020 and 2019, the Company recognized a gain on translation adjustment in the amount of $460 and loss of $1,474, respectively. Gains of $3,680 respectively, $6,807 resulted from foreign currency transactions as of June 30, 2020 and 2019.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2020 and 2019, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2020	0.889150	0.904091
June 30, 2019	0.878005	0.876498

Pursuant to ASC 830-20-35, Foreign Currency Matters, the Company accounts for the translation of transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2020 and 2019.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2020 and 2019 was $1,209 and $0, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2020, and 2019, no impairment was considered necessary.

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable.  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the years ended June 30, 2020 and 2019, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market value. Provisions to value the inventory at the lower of the actual cost to purchase or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision or impairment for estimated excess and obsolete items based upon demand, and any other known factors at the time. As of June 30, 2020, and 2019, all inventory balances had been reserved against in full.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's largest customer represents 100% of the Company's revenues.

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

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2020 and 2019, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2020 and 2019.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $8,311 and $27,226 during the fiscal years ended June 30, 2020 and 2019, respectively.

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2020, and 2019, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

ASC 280, "Disclosures about Segments of an Enterprise and Related Information." establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2020, and 2019, the Company has one business segment, which includes the manufacturing and sales of its wound treatment and cosmetic products as well as the licensing of business partners to do the same.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2020 and 2019, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

As stated above, effective June 18, 2018, GmbH founded Sangui KG as a limited partnership. As a result, the business activity and operations of Sangui KG are included in those of GmbH and are therefore subject to the same non-controlling interests accounting guidance as that of GmbH, adjusted for GmbH's 0.2% non-controlling interest in Sangui KG.

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the new revenue standards during the first quarter of fiscal year 2019. The new revenue standard did not materially impact the amount and timing of revenue recognized in the Company’s consolidated financial statements.

In February 2016 the Financial Accounting Standards Board (FASB) published the new standard for leasing accounting according to US GAAP (ASU 2016-02 “Leases”; ASC Topic 842). Depending on the company, the new standard is to be applied for the first time for the financial years beginning after December 15, 2018 or after December 15, 2019. According to ASC Topic 842, the lessee has to record a right of use and a leasing liability in his financial statements at the beginning of the transfer of use. The Company adopted the new lease standard during the first quarter of fiscal year 2020.

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

On June 9, 2015, the Company entered into a note payable with the Joint Venture for 32,863 Euros.  The note payable accrues interest at 4% annum and is due June 30, 2020.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2020 and 2019:

Property and Equipment
	June 30,
	2020	2019
Technical and laboratory equipment	$-	$-
Leasehold improvements	-	-
Office equipment and furniture	3,131	-
Total property and equipment	3,131	-
Less accumulated depreciation and amortization	1,209	-
Total property and equipment, net	$1,922	$-

Depreciation expense for the years ended June 30, 2020 and 2019 was $1,209 and $0, respectively

In connection with the closure of the business premises of Sangui GmbH in Witten, all fixed assets were scrapped or sold for proceeds of $1,108 in the year ended June 30, 2019.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2020 and 2019, the Company has recorded $42,359 and $28,458, respectively, in accounts payable to related parties for accrued interest from the related party loans payable below.

Related Party Loans Payable

As of June30, 2020, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	112,467	5%	28,927	June 30, 2020
December 12, 2017	25,000	28,117	2%	1,434	on demand
January 19, 2018	25,000	28,117	2%	1,376	on demand
March 13, 2018	25,000	28,117	2%	1,294	on demand
July 16, 2018	25,000	28,117	2%	1,102	on demand
September 10, 2018	25,000	28,117	2%	1,015	on demand
October 04, 2018	25,000	28,117	2%	978	on demand
December 27, 2018	25,000	28,117	2%	849	on demand
January 21, 2019	15,000	16,870	2%	486	on demand
February 26, 2019	25,000	28,117	2%	755	on demand
March 20, 2019	25,000	28,117	2%	721	on demand
April 08, 2019	20,000	22,493	2%	553	on demand
May 09, 2019	30,000	33,740	2%	773	on demand
June 21, 2019	30,000	33,740	2%	693	on demand
September 17, 2019	20,000	22,493	2%	354	on demand
October 04, 2019	20,000	22,493	2%	333	on demand
October 30, 2019	20,000	22,493	2%	301	on demand
January 08, 2020	10,000	11,247	2%	107	on demand
February 20, 2020	10,000	11,247	2%	81	on demand
March 06, 2020	15,000	16,870	2%	107	on demand
April 01, 2020	10,000	11,247	2%	55	on demand
May 05, 2020	15,000	16,870	2%	52	on demand
June 10, 2020	10,000	11,247	2%	12	on demand
Total	550,000	618,568		42,359

On September 17, 2019, October 04, 2019, October 30, 2019, January 08, 2020, February 20, 2020, March 06, 2020, April 01, 2020, May 05, 2020 and on June 10 2020 a Company Director advanced amounts totaling Euros 130,000 ($ 146,207 as of June 30, 2020) to the Company.  The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of June 30, 2020, the notes have total interest accrued of $42,359.

Interest expense for the years ended June 30, 2020 and 2019 was $14,023 and 9,850, respectively.

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2020 and 2019 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with no par value. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Issuances

During the year ended June 30, 2020 the Company issued 1,822,000 shares of common stock for cash at an average of $0.009 per share, yielding total cash proceeds of $15,415. In addition, the Company issued 2,238,095 shares of common stock for obtaining a settlement in a patent matter valued at $44,762 for an average of $0.02 per share. The company recorded an accrual in the amount of $38,048 in the annual financial statements ended June 30, 2019. An additional loss of $6,714 was recorded during the year ended June 30, 2020. The shares issued for obtaining a settlement in a patent matter were valued at the trading price of the common stock on the date the shares were issued.

During the year ended June 30, 2019 the Company issued 6,500,000 shares of common stock for cash at an average of $0.013 per share, yielding total cash proceeds of $84,491. In addition, the Company issued 844,000 shares of common stock for services valued at $18,652, for an average of $0.0221 per share.

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2020 and 2019, and during the years ended June 30, 2020 and 2019, no options were issued or outstanding.

Treasury Shares

The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387, at June 30, 2020 and 2019.

NOTE 6 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2020 and 2019 respectively, since the Company incurred net operating losses through June 30, 2020.

Income tax expense for the years ended June 30, 2020 and 2019 differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent respectively as follows:

Income tax provision

	June 30,	June 30,
	2020	2019
Income tax benefit at U.S. federal statutory rates	$(50,113)	$(67,951)
Effect of:
Change in valuation allowance	50,113	67,951
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2020 and 2019 are presented below:

	June 30,	June 30,
	2020	2019
Deferred tax assets
Net operating losses	$(7,907,034)	(7,851,921)
Common stock issued for services	130,273	130,273
Debt issued for financing costs	10,500	10,500
Impairment of related parties receivables	269,541	269,541
Change in derivative liabilities	5,892	5,892
Gain on sale of assets	1,456	1,456
Increase (decrease) in valuation allowances	7,489,372	7,434,259
Net deferred taxes	$-	$-

As of June 30, 2020, the Company had net operating loss carryforwards of approximately $31.7 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2020 and 2031. The foreign net operating loss carryforwards do not have an expiration period.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2013 through 2018 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2020 and 2019.

Leases

Effective from June 30, 2020 the Company has closed the site in Witten and relocated its headquarters to Hamburg. The Company leases office facilities from an unrelated third party at 1,100 Euros ($1,217) per month. The office lease contract is beginning in January 2020 and expires June 2026.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538Euros ($595) per month beginning June 2018 expiring May 2020.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2020:

Minimum Lease Payments Under Operating Leases
	Office
Year ending June 30,
2021	$12,710
2022	12,938
2023	13,171
2024	13,408
Thereafter	27,547

Total Operating Lease Obligations	$79,774

Less: Amount representing imputed interest	$(4,741)
Present Value of minimum lease payments	$75,033

Weighted average discount rate	2%
Weighted average remaining term	6.00	years

License Agreement

As part of an out-of-court settlement of a lawsuit between Sastomed GmbH and a former employee of Sangui regarding the recognition of the inventor's property, Sangui also issued 2,238,095 of its shares to the employee in addition to a license fee on the revenues generated by the license agreement with Sastomed (see Note 2), The subject of the settlement was also the assumption of all legal costs by this employee. Under the agreement between Sangui and Sastomed, Sangui is entitled to half of this reimbursement. The liability of the shares issued was ($ 38,048) and after deducting Sangui's portion of costs incurred that were reimbursed ($10,868), the net amounts settled was $ 27,180 and was reported under accrued payables as of June 30, 2019. A loss of settlement of $6,714 was recorded during the year ended June 30, 2020.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2020 and 2019. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2020 and 2019, respectively, the Company issued no shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued as of June 30, 2020.

NOTE 9 – SUBSEQUENT EVENTS

On July 27, 2020 a Company Director advanced an amount of 10,000 Euros ($11,247; converted with exchange rate of June 30, 2020) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

On September 07, 2020 a Company Director advanced an amount of 10,000 Euros ($11,247; converted with exchange rate of June 30, 2020) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

On September 21, 2020 a Company Director advanced an amount of 10,000 Euros ($11,247; converted with exchange rate of June 30, 2020) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2020, using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2020, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

ITEM 9B. OTHER INFORMATION

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s impact on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The directors as of June 30, 2020 were as follows

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	65	Non-Executive Director	Dec 18, 2008

Thomas Striepe	58	CEO, CFO & Director	Feb 7, 2005

None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

Since January 2004, SanguiBio Tech GmbH, a subsidiary of the Company has an agreement with Hubertus Schmelz under which the latter serves as a Managing Director on an hourly basis.

The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI.

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2020, are set out below:

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

Significant Employees

All significant employees have been engaged on the basis of consulting agreements. They include non-disclosure and exclusivity sections and secure the ongoing relationship.

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2020, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Thomas Striepe	2020	74,771 (3)	-	-	-	74,771
-Chief Executive Officer	2019	68,454 (3	-	-	-	68,454
-Chief Financial Officer

Hubertus Schmelz (2)	2020	-	-	-	-	-
	2019	-	-	-	-	-

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

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the fiscal year ended June 30, 2020.

Other Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance as part of any Equity Compensation Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2020, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Wolfgang Jensen Am Berge 9 21376 Eyendorf Germany	19,454,000	9.6%

Common Stock	Hubertus Schmelz Bleichenbrücke 9 20354 Hamburg Germany	18,806,481	9.2%

Common Stock	SastoMed GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	8,406,837	4.1%

Security Ownership of Management

The following table sets forth, as of June 30, 2020, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Bleichenbrücke 9 20354 Hamburg Germany	1,350,000	0.7%

Common Stock	Hubertus Schmelz Bleichenbrücke 9 20354 Hamburg Germany	18,806,481	9.2%

Common Stock	All Officers and Directors as a Group (2 persons)	20,156,481	9.9%

Percentages are calculated on the basis of 203,355,598 shares issued on June 30, 2020.

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

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2019 and 2020.

As of June 30, 2020, and 2019, the Company has recorded $8,736 and $2,715, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

See “Related Party Transaction” disclosed in the Notes to the attached financials in footnote 4.

Consulting Contract with Thomas Striepe.

The Company signed a consulting contract with Thomas Striepe, covering certain administrative services on April 01, 2018.

Parents

Not applicable.

Promoters and Control Persons

Not applicable.

Director Independence

The Board has determined that neither of Sangui’s two Directors have met the independence requirements based upon the application of objective categorical standards adopted by the Board. In making a determination regarding a Director’s independence, the Board considers all relevant facts and circumstances, including the Director’s work, commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2020 and 2019 were Sadler, Gibb & Associates, LLC.

(a)Audit Fees. For the fiscal year ended 2020, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $25,500 as summarized below:

(in $)	2020	2019
Audit Fees	25,500	25,500
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

(b)Audit-Related Fees. For the fiscal year ended 2020 and 2019 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)Tax Fees. For the fiscal years ended 2020 and 2019 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2020 and 2019.

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Financial Officer	September 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	September 30, 2020

/s/ Hubertus Schmelz Hubertus Schmelz	Director	September 30, 2020