Form 10-Q
period 2020-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2020-11-13
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                            Yes [  ]       No [X]

As of November 13, 2020, there were 203,355,598 shares of the issuer's Common Stock, no par value, issued and 203,301,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2020

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

s

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

Our unaudited condensed consolidated balance sheet as of September 30, 2020 and the audited balance sheet as of June 30, 2020, our unaudited condensed consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2020, and 2019, our stockholders’ deficit for the three-month period ended September 30, 2020, and 2019 and our unaudited condensed consolidated statements of cash flows for the three - month periods ended September 30, 2020, and 2019 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2020	2020
	(unaudited)
CURRENT ASSETS

Cash	$21,125	$15,282
Prepaid expenses and other assets	10,349	13,361
Tax refunds receivable	604	3,317
Accounts receivable, net	23,602	9,858
Note receivable, related party	10,300	6,878

Total Current Assets	65,980	48,696

Property and Equipment, Net	1,802	1,922
Operating lease right-of-use asset	80,989	74,710

TOTAL ASSETS	$148,771	$125,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$145,778	$119,246
Accrued interest - related party	48,320	42,359
Notes payable - related party	679,479	618,568
Current portion of operating lease liability	18,131	11,312

Total Current Liabilities	891,708	791,485

Operating lease liability, net of current portion	63,363	63,721

Total Liabilities	955,071	855,206

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares
authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized
203,355,598 and 203,355,598 shares issued and
203,301,842 and 203,301,842 shares outstanding respectively	33,027,676	33,027,676
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	91,474	91,907
Accumulated deficit	(37,771,313)	(37,696,425)
Total Sangui Biotech International, Inc's stockholders' defict	(158,222)	(82,901)
Non-controlling interest	(648,078)	(646,977)

Total Stockholders' Deficit	(806,300)	(729,878)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148,771	$125,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended
	September 30,
	2020	2019

REVENUES
License revenues	$19,880	$282
GROSS MARGIN	19,880	282

OPERATING EXPENSES
Research and development	2,427	2,236
Professional fees	49,914	41,752
General and administrative	11,749	12,192
Depreciation and amortization	200	-
Total Operating Expenses	64,290	56,180

OPERATING LOSS	(44,410)	(55,898)

OTHER INCOME (EXPENSE)
Loss on out of court settlement	-	(6,714)
Gain (Loss) on foreign exchange	(27,381)	21,820
Interest expense	(4,198)	(3,213)
Total other income (expense)	(31,579)	11,893

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(75,989)	(44,005)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	75,989)	(44,005)

Less: Net loss attributable to non-controlling interest	1,101	1,256

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(74,888)	$(42,749)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments
	(433)	3,020
COMPREHENSIVE LOSS	$(76,422)	$(40,985)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	203,355,598	200,113,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	$(729,878)
Common stock issued for cash	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(433)	-	-	(433)
Net loss	-	-	-	-	-	(1,101)	(74,888)	(75,989)
Balance, September 30, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,474	$(648,078)	$(37,771,313)	(806,300)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
	Nine-Month Period Ended March 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total
Balance, July 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	(591,989)

Common stock issued for cash	-	-	-	-	-	-	-	-

Common stock issued out of court settlement	2,238,095	44,762	-	-	-	-	-	44,762

Currency translation adjustment	-	-	-	-	3,020	-	-	3,020
Net loss	-	-	-	-	-	(1,256)	(42,749)	(44,005)
Balance, September 30, 2019	201,533,598	$33,012,261	$4,513,328	$(19,387)	$94,467	$(642,448)	$(37,546,433)	$(588,212)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,989)	$(44,005)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	200	-
Common stock issued for out of court settlement	-	6,714
Foreign currency exchange transactions	27,381	(21,820)
Amortization of right to use asset	(5,962)	(1,766)
Changes in operating assets and liabilities
Trade accounts receivable	(13,778)	28,055
Prepaid expenses and other current assets	2,401	3,977
Tax refunds receivable	5,766	(324)
Accounts payable and accrued expenses	24,784	(4,429)
Related party advances	(4,636)	(2,162)
Related party accounts payable	4,185	2,736
Operating lease liability	6,129	1,766
Net Cash Used in Operating Activities	(29,519)	(31,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	35,305	22,130
Net Cash Provided by Financing Activities	35,305	22,130

EFFECTS OF EXCHANGE RATES ON CASH	57	2,260

NET CHANGES IN CASH	5,843	(6,868)
CASH AT BEGINNING OF PERIOD	15,282	27,453

CASH AT END OF PERIOD	$21,125	$20,585

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON - CASH INVESTING AND FINANCING ACTIVITIES
Right of use operating lease assets obtained in exchange for lease liabilities	$9,289	$6,520
Stock issued in settlement of liability	$-	$44,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020 and June 30, 2020

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2020. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2021.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2020 and June 30, 2020 and our unaudited consolidated statements of operations for the three-month period ended September 30, 2020 and 2019, were calculated as follows:

as of September 30, 2020	0.853595
as of September 30, 2019	0.916790
July 1, 2020 through September 30, 2020	0.855874
July 1, 2019 through September 30, 2019	0.898656

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other income.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020 and June 30, 2020

(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,771,313 as of September 30, 2020. The Company incurred a net loss before non-controlling interest of $75,989 for the three-months ended September 30, 2020 and used cash in operating activities of $29,519 during the three-months ended September 30, 2020. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2020 and June 30, 2020

(Unaudited)

the license. The Company will recognize royalty revenue a) when the licensee makes the subsequent sales or use that trigger the royalty, or (b) the performance obligation to which some or all of the sales-based or usage-based royalties has been allocated has been satisfied.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2020, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

At the time of reporting, no litigation is pending.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020 and June 30, 2020

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

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month beginning June 2018 expiring May 2020.  The company has extended the expired contract until May 2021. The monthly leasing rate is 670 Euros

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2020:

Minimum Lease Payments Under Operating Leases
	Office		Automotive	Total
Year ending June 30,
2021	$9,959		$6,278	$16,237
2022	13,477		-	13,477
2023	13,720		-	13,720
2024	13,967		-	13,967
Thereafter	28,692		-	28,692

Total Operating Lease Obligations	$79,815		$6,278	$86,093

Less: Amount representing imputed interest	$(4,552)		$(47)	$(4,599)
Present Value of minimum lease payments	$75,263		$6,231	$81,494

Weighted average discount rate		2%
Weighted average remaining term		5.59	years

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020 and June 30, 2020

(Unaudited)

NOTE 4 – DEBT

Notes Payable Related Parties

As of September 30, 2020, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	117,152	5%	31,609	June 30, 2020
December 12, 2017	25,000	29,288	2%	1,642	on demand
January 19, 2018	25,000	29,288	2%	1,581	on demand
March 13, 2018	25,000	29,288	2%	1,496	on demand
July 16, 2018	25,000	29,288	2%	1,295	on demand
September 10, 2018	25,000	29,288	2%	1,205	on demand
October 04, 2018	25,000	29,288	2%	1,167	on demand
December 27, 2018	25,000	29,288	2%	1,032	on demand
January 21, 2019	15,000	17,573	2%	595	on demand
February 26, 2019	25,000	29,288	2%	934	on demand
March 20, 2019	25,000	29,288	2%	899	on demand
April 08, 2019	20,000	23,430	2%	695	on demand
May 09, 2019	30,000	35,145	2%	982	on demand
June 21, 2019	30,000	35,145	2%	899	on demand
September 17, 2019	20,000	23,430	2%	487	on demand
October 04, 2019	20,000	23,430	2%	465	on demand
October 30, 2019	20,000	23,430	2%	431	on demand
January 08, 2020	10,000	11,715	2%	171	on demand
February 20, 2020	10,000	11,715	2%	143	on demand
March 06, 2020	15,000	17,573	2%	200	on demand
April 01, 2020	10,000	11,715	2%	117	on demand
May 05, 2020	15,000	17,573	2%	143	on demand
June 10, 2020	10,000	11,715	2%	72	on demand
July 27,2020	10,000	11,715	2%	42	on demand
September 07, 2020	10,000	11,715	2%	15	on demand
September 21, 2020	10,000	11,715	2%	6	on demand

Total	580,000	679,479		48,320

On July 27, 2020, on September 07, 2020 and on September 21, 2020 a Company Director advanced amounts totaling Euros 30,000 ($35,305 as of September 30, 2020) to the Company.  The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of September 30, 2020, all notes issued have total interest accrued of $48,320.

Interest expense for the three-month period ended September 30, 2020 and 2019 was $4,198 and $3,213, respectively

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020 and June 30, 2020

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no - par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of September 30, 2020, and June 30, 2020, the Company had 203,355,598 shares and 203,355,598 shares of common stock issued and 203,301,842 and 203,301,842 shares outstanding, respectively.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 as of September 30, 2020.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, a Company Director advanced 15,000 Euros ($17,739) to the Company. The loans are due on demand, accrues interest annually at 2% and are unsecured.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. At the present time, it is not clear how long this crisis will last and what extent it will take. The highest priority for the Company is the health of employees and business partners. The Company is affected by the restrictions currently in place in private and public life around the world to the extent that, the distribution of Granulox wound spray will also be affected. At least for the duration of the restrictions sales activities were not possible due to the worldwide lock downs. In this respect, the company assumes that the license revenue cannot be received at the planned level. The company is in good contact with its licensee. The company and the licensee assume that the desired growth course will be resumed after the pandemic has been overcome. Before the pandemic, the company had essentially been financed through the sale of shares or loans from related parties. These financing options are still available during the COVID-19 crisis.

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

Our current key business focuses are: (a) selling our existing cosmetics and wound management products by way of licensing through distribution partners, or by way of direct sale, to end users; (b) identifying additional industrial and distribution partners for our patents, production techniques, and products; and (c) obtaining the additional certifications on our products in development.

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

Despite the positive reviews of our product, Granulox sales have become more volatile.  We remain confident, however, that SastoMed will be able to considerably increase its sales in conjunction with increased distribution of the product into more international markets.

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

Effective July 27, 2020, Sastomed GmbH was merged with its parent company Mölnlycke Health Care GmbH, Düsseldorf. As a result of the merger, the license agreement between Sastomed GmbH and Sangui Know-How und Patentverwertungsgesellschaft mbH & Co. KG is transferred with all rights and obligations to the receiving Mölnlycke Health Care GmbH.

FINANCIAL POSITION

During the three - months ended September 30, 2020, our total assets increased $23,443 from $125,328 at June 30, 2020 to $148,771 at September 30, 2020. Increases of Operating lease right-of-use assets of $6,279, of accounts receivables of $13,744 and of cash of $5,843 from June 30, 2020 to September 30, 2020 were primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. Our stockholders’ deficit increased by $76,422 from ($729,878) at June 30, 2020 to ($806,300) at September 30, 2020. The primary factor behind this was net loss attributable to common stockholders of $74,888.

RESULTS OF OPERATIONS

For the three-month period September 30, 2020 and 2019:

REVENUES – For the three months ended September 30, 2020 and 2019 revenues were $19,880 and $282. Revenues increased by $19,598 for the three - months ended September 30, 2020 and 2019. The increase of $19,598 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

RESEARCH AND DEVELOPMENT– Research and development expenses increased $191 to $2,427 during the three months ended September 30, 2020 from $2,236 in the comparable period of the previous year. This increase is mainly attributed to higher fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees increased $7,719 to $61,663 during the three months ended September 30, 2020, from $53,944 in the respective period of the previous year mainly due to higher costs for accounting and tax advice.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $200 and $0 for the three-months ended September 30, 2020 and 2019 respectively.

GAIN/LOSS ON FOREIGN EXCHANGE – The three-month period ended September 30, 2020 shows losses on foreign exchange of $ 27,381 compared to gains of $21,820 during the respective period of the previous year, hence a change of $49,201. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - Interest expenses for the three-month period ended September 30, 2020 and 2019 increased by $985 to $4,198 from $3,213. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to $74,888 compared to a loss of $42,749 for the three months ended September 30, 2020 and 2019 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $75,989 or $(0.00) per common share, for the three months ended September 30, 2020, compared to $44,005 or $(0.00) per common share, during the comparable period in our 2019 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three-months ended September 30, 2020, net cash used in operating activities increased $1,739 to ($29,519), compared to ($31,258) in the corresponding period of the previous year. This is mainly due to an increase of the accounts payable and accrued expenses of $26,532.

The Company funded its business in the first three - months ended September 30, 2020 by issuing note payables totaling 30,000 Euros ($35,052).

We had a working capital deficit of approximately $825,728 at September 30, 2020, an increase of approximately $82,939 from June 30, 2020.

At September 30, 2020 compared to June 30, 2020, we had cash of $21,125 compared to $15,282, prepaid expenses of $10,349 compared to $13,361 and accounts receivable of $23,602 compared $9,858. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

    None.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2020 and the audited balance sheet as of June 30, 2020, the unaudited condensed consolidated Statements of Operations for the three-month periods ended September 30, 2020 and 2019, the condensed unaudited Statements of Stockholder’s Deficit as of September 30, 2020 and 2019, and the unaudited condensed consolidated Statements of Cash Flows for the three-month period ended September 30, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 13, 2020/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer