Form 10-Q
period 2020-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2021-02-09
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X]	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes ☐       No [X]

As of February 9, 2021, there were 203,355,598 shares of the issuer's Common Stock, no par value, issued and 203,301,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2020

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements ..............................................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	17
Item 4.	Controls and Procedures ........................................................................................................................	17
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	18
Item 1A.	Risk Factors...........................................................................................................................................	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	18
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	18
Item 5.	Other Information..................................................................................................................................	18
Item 6.	Exhibits..................................................................................................................................................	18

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

Our unaudited condensed consolidated balance sheet as of December 31, 2020 and the audited consolidated balance sheet as of June 30, 2020, our unaudited condensed consolidated statements of operations and comprehensive loss for the three- and six-month period ended December 31, 2020, and 2019, our condensed consolidated statements of stockholders’ deficit for the three - and six-month periods ended December 31, 2020, and 2019 and our unaudited condensed consolidated statements of cash flows for the six-month period ended December 31, 2020, and 2019 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2020	2020
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$8,841	$15,282
Prepaid expenses and other assets	14,480	13,361
Tax refunds receivable	1,831	3,317
Accounts receivable, net	13,095	9,858
Note receivable, related party	2,385	6,878

Total Current Assets	40,632	48,696

Property and Equipment, Net	1,671	1,922
Operating lease right-of-use asset	78,868	74,710

TOTAL ASSETS	$121,171	$125,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$129,260	$119,246
Accrued interest - related party	55,019	42,359
Notes payable - related party	739,550	618,568
Current portion of operating lease liability	16,615	11,312

Total Current Liabilities	940,444	791,485

Operating lease liability, net of current portion	62,956	63,721

Total Liabilities	1,003,400	855,206

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding
Common stock, no par value; 250,000,000 shares authorized 203,355,598 and 203,355,598 shares issued and 203,301,842 and 203,301,842 shares outstanding respectively	33,027,676	33,027,676
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	90,741	91,907
Accumulated deficit	(37,845,201)	(37,696,425)
Total Sangui Biotech International, Inc's stockholders' defict	(232,843)	(82,901)
Non-controlling interest	(649,386)	(646,977)

Total Stockholders' Deficit	(882,229)	(729,878)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121,171	$125,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

REVENUES
License revenues	$10,692	$11,683	$30,572	$11,965
GROSS MARGIN	10,692	11,683	30,572	11,965

OPERATING EXPENSES
Research and development	1,995	2,650	4,422	4,886
Professional fees	34,925	37,666	84,839	79,418
General and administrative	11,872	7,900	23,621	20,092
Depreciation and amortization	204	-	404	-
Total Operating Expenses	48,996	48,216	113,286	104,396

OPERATING LOSS	(38,304)	(36,533)	(82,714)	(92,431)

OTHER INCOME (EXPENSE)
Loss on out of court settlement	-	-	-	(6,714)
Gain (Loss) on foreign exchange	(32,397)	(15,111)	(59,778)	6,709
Interest expense	(4,495)	(3,477)	(8,693)	(6,690)
Total other income (expense)	(36,892)	(18,588)	(68,471)	(6,695)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(75,196)	(55,121)	(151,185)	(99,126)

Provision for income taxes	-	-	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(75,196)	(55,121)	(151,185)	(99,126)

Less: Net loss attributable to non-controlling interest	1,308	1,138	2,409	2,394

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(73,888)	$(53,983)	$(148,776)	$(96,732)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(733)	(2,255)	(1,166)	765

COMPREHENSIVE LOSS	$(75,929)	$(57,376)	$(152,351)	$(98,361)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	203,355,598	201,533,598	203,355,598	200,819,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Three-Month Period Ended December 31, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, October 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,474	$(648,078)	$(37,771,313)	$(806,300)

Currency translation adjustment	-	-	-	-	(733)	-	-	(733)

Net loss	-	-	-	-	-	(1,308)	(73,888)	(75,196)

Balance, December 31, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,741	$(649,386)	$(37,845,201)	$(882,229)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
	Six-Month Period Ended December 31, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	$(729,878)

Currency translation adjustment	-	-	-	-	(1,166)	-	-	(1,166)

Net loss	-	-	-	-	-	(2,409)	(148,776)	(151,185)

Balance, December 31, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,741	$(649,386)	$(37,845,201)	$(882,229)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Three-Month Period Ended December 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, Ocotober 1, 2019	201,533,598	$33,012,261	$4,513,328	$(19,387)	$94,467	$(642,448)	$(37,546,433)	$(588,212)

Currency translation adjustment	-	-	-	-	(2,256)	-	-	(2,256)

Net loss	-	-	-	-	-	(1,138)	(53,982)	(55,121)

Balance, December 31, 2019	201,533,598	$33,012,261	$4,513,328	$(19,387)	$92,212	$(643,586)	$(37,600,416)	$(645,588)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
	Six-Month Period Ended December 31, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	$(591,989)

Common stock issued out of court settlement	2,238,095	44,762	-	-	-	-	-	44,762

Currency translation adjustment	-	-	-	-	765	-	-	765

Net loss	-	-	-	-	-	(2,394)	(96,732)	(99,126)

Balance, December 31, 2019	201,533,598	$33,012,261	$4,513,328	$(19,387)	$92,212	$(643,586)	$(37,600,416)	$(645,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,185)	$(99,126)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	404	-
Common stock issued for out of court settlement	-	6,714
Foreign currency exchange transactions	59,778	(6,709)
Amortization of right to use asset	(11,299)	(3,532)
Changes in operating assets and liabilities
Trade accounts receivable	(2,784)	14,418
Prepaid expenses and other current assets	(4,459)	(11,781)
Tax refunds receivable	5,588	1,002
Accounts payable and accrued expenses	6,418	4,386
Related party advances	5,400	5,527
Related party accounts payable	8,673	6,693
Operating lease liability	11,639	3,532
Net Cash Used in Operating Activities	(71,827)	(78,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	65,192	66,342
Net Cash Provided by Financing Activities	65,192	66,342

EFFECTS OF EXCHANGE RATES ON CASH	194	476

NET CHANGES IN CASH	(6,441)	(12,058)
CASH AT BEGINNING OF PERIOD	15,282	27,453

CASH AT END OF PERIOD	$8,841	$15,395

CASH FLOW INFORMATION
NON - CASH INVESTING AND FINANCING ACTIVITIES
Right of use operating lease assets obtained in exchange for lease liabilities	$-	$6,504
Common Stock issued in settlement of liability	$-	$44,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020 and June 30, 2020

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2020. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three- and six-month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2021.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020 and June 30, 2020

(Unaudited)

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2020 and June 30, 2020 and our unaudited consolidated statements of operations for the three- month period ended December 31, 2020 and 2019, were calculated as follows:

as of December 31, 2020	0.818065
as of December 31, 2019	0.891600
July 1, 2020 through December 31, 2020	0.847054
July 1, 2019 through December 31, 2019	0.900817

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,845,201 as of December 31, 2020. The Company incurred a net loss before non-controlling interest of $151,185 for the six-months ended December 31, 2020 and used cash in operating activities of $71,827 during the six-months ended  December 31, 2020. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 31, 2020 and June 30, 2020

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2020, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

December 31, 2020 and June 30, 2020

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

Leases

Effective June 30, 2019, the Company has closed the site in Witten and relocated its headquarters to Hamburg. The Company leases office facilities from an unrelated third party at 1,110 Euros per month, which includes 177 Euros for sales tax. The office lease contract is beginning in January 2020 and expires June 2026.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month beginning June 2018 expiring May 2020. The company has extended the expired contract until May 2021. The monthly leasing rate is 670 Euros for the period June 2020 to May 2021.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2020:

Minimum Lease Payments Under Operating Leases
	Office	Automotive	Total
Year ending June 30,
2021	$6,969	$4,093	$11,062
2022	14,063	-	14,063
2023	14,316	-	14,316
2024	14,573	-	14,573
Thereafter	29,939	-	29,939

Total Operating Lease Obligations	$79,860	$4,093	$83,953

Less: Amount representing imputed interest	$(4,362)	$(20)	$(4,382)
Present Value of minimum lease payments	$75,498	$4,073	$79,571

Weighted average discount rate	2%

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020 and June 30, 2020

(Unaudited)

Weighted average remaining term	5.24	years

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

NOTE 4 – DEBT

Notes Payable Related Parties

As of December 31, 2020, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	122,240	5%	34,522	June 30, 2020
December 12, 2017	25,000	30,560	2%	1,867	on demand
January 19, 2018	25,000	30,560	2%	1,803	on demand
March 13, 2018	25,000	30,560	2%	1,715	on demand
July 16, 2018	25,000	30,560	2%	1,505	on demand
September 10, 2018	25,000	30,560	2%	1,412	on demand
October 04, 2018	25,000	30,560	2%	1,371	on demand
December 27, 2018	25,000	30,560	2%	1,231	on demand
January 21, 2019	15,000	18,336	2%	713	on demand
February 26, 2019	25,000	30,560	2%	1,129	on demand
March 20, 2019	25,000	30,560	2%	1,092	on demand
April 08, 2019	20,000	24,448	2%	848	on demand
May 09, 2019	30,000	36,672	2%	1,210	on demand
June 21, 2019	30,000	36,672	2%	1,123	on demand
September 17, 2019	20,000	24,448	2%	631	on demand
October 04, 2019	20,000	24,448	2%	608	on demand
October 30, 2019	20,000	24,448	2%	573	on demand
January 08, 2020	10,000	12,224	2%	240	on demand
February 20, 2020	10,000	12,224	2%	211	on demand
March 06, 2020	15,000	18,336	2%	301	on demand
April 01, 2020	10,000	12,224	2%	184	on demand
May 05, 2020	15,000	18,336	2%	241	on demand
June 10, 2020	10,000	12,224	2%	137	on demand
July 27, 2020	10,000	12,224	2%	105	on demand
September 07, 2020	10,000	12,224	2%	77	on demand
September 21, 2020	10,000	12,224	2%	68	on demand
October 09, 2020	15,000	18,336	2%	83	on demand
December 03, 2020	10,000	12,224	2%	19	on demand

Total	605,000	739,550		55,019

On July 27, 2020, September 07, 2020, September 21, 2020, October 09,2020 and on December 03,2020 a Company

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020 and June 30, 2020

(Unaudited)

Director advanced amounts totaling  55,000 Euros  ($65,192 as of December 31, 2020) to the Company.  The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of December 31, 2020, all notes issued have total interest accrued of $55,019.

Interest expense for the six-month period ended December 31, 2020 and 2019 was $8,693 and $6,690, respectively

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no - par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of December 31, 2020, and June 30, 2020, the Company had 203,355,598 shares and 203,355,598 shares of common stock issued and 203,301,842 and 203,301,842 shares outstanding, respectively.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 as of December 31, 2020.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, a Company Director advanced 10,000 Euros ($12,294) to the Company. The loans are due on demand, accrues interest annually at 2% and are unsecured.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020 and June 30, 2020

(Unaudited)

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

December 31, 2020 and June 30, 2020

(Unaudited)

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

In response, we developed nano-emulsion based cosmetic preparations that in their design are able to help support regeneration of the skin by improving its oxygen supply. Our line of cosmetic products was thoroughly tested by an independent research institute and received top marks for skin moisturizing, and enhanced skin elasticity, respectively. However, sales of this series remained at low levels and during the first quarter of the 2016 financial year we decided to decrease our operations in this particular segment and to abandon the patent protection for this range of products.

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

December 31, 2020 and June 30, 2020

(Unaudited)

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

Given the Company’s business strength is primarily in research and product development, we have decided to partner with established distribution entities who license our marketable products, or those products that are close to market entry, for sale to end users. In pursuit of this strategy, we have licensed the most promising product, a hemoglobin based wound spray technology to Sastomed GmbH, a former joint venture of SGBI, for distribution in several European, Latin American and Asian countries. In addition, we are entering the preclinical testing of hemoglobin based artificial oxygen carriers aiming at the remediation of ischemic conditions in human patients.

Effective July 27, 2020, Sastomed GmbH was merged with its parent company Mölnlycke Health Care GmbH, Düsseldorf. As a result of the merger, the license agreement between Sastomed GmbH and Sangui Know-How und Patentverwertungsgesellschaft mbH & Co. KG is transferred with all rights and obligations to the receiving Mölnlycke Health Care GmbH.

FINANCIAL POSITION

During the six-months ended December 31, 2020, our total assets decreased $4,157 from $125,328 on June 30, 2020 to $121,171 on December 31, 2020. Decreases of cash of $6,441, of tax refunds receivable of $1,486 and note receivable, related party of $4,493 partially offset by an increase of operating lease right-of-use assets of $4,158 from June 30, 2020 to December 31, 2020 were primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance notes payables from related parties. Our stockholders’ deficit increased by $152,351 from ($729,878) on June 30, 2020 to ($882,229) on December 31, 2020. The primary factor behind this was net loss attributable to common stockholders of $148,776.

RESULTS OF OPERATIONS

For the three-month and six-month period December 31, 2020 and 2019:

REVENUES – Revenues reported were $10,692 and $11,683 for the three-months ended December 31, 2020 and 2019 respectively. For the six-months ended December 31, 2020 and 2019 revenues were $30,572 and $11,965.  The decrease of $ 991 and the increase of $18,607 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020 and June 30, 2020

(Unaudited)

RESEARCH AND DEVELOPMENT– Research and development expenses decreased by $655 to $1,995 from $2,650 for the three-month periods ending December 31, 2020 and 2019. Research and development expenses decreased $464 to $4,422 in the first half-year of our 2021financial year from $4,886 in the comparable period of the previous year. This decrease is mainly attributed to lower fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees increased $1,231 to $46,797 during the three-months ended December 31, 2020, from $45,566 in the respective period of the previous year mainly due to higher of costs for cars and rent offset by lower costs for legal advice. Accumulated general and administrative expenses and professional fees increased $8,950 to $108,460 in the half-year ended December 31, 2020, from $99,510 in the respective period of the previous year mainly due to higher of costs for tax advice, cars and rent.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $204 and $0 for the three-months and 404 and $0 for the six-months ended December 31, 2020 and 2019 respectively.

GAIN/LOSS ON FOREIGN EXCHANGE – The three-month period ended December 31, 2020 shows losses on foreign exchange of $ 32,397 compared to losses of $ 15,111 during the respective period of the previous year, hence a change of $17,286. The six-month period ended December 31, 2020 shows losses on foreign exchange of         $59,778 compared to gains of $6,709 during the respective period of the previous year, hence a change of $66,487. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - Interest expenses for the three-month period ended December 31, 2020 and 2019 increased by $1,018 to $4,495 from $3,477. For the six-months ended December 31, 2020 and 2019, interest expense increased by $2,003 to $8,693 from $6,690. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to $73,888 compared to a loss of $53,983 for the three-months ended December 31, 2020 and 2019 and increased to $148,776 compared to a loss of $96,732 for the six-months ended December 31, 2020 and 2019 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $75,196 or $(0.00) per common share, for the three-months ended December 31, 2020, compared to $55,121 or $(0.00) per common share, during the comparable period in our 2019 financial year. Our consolidated net loss before non-controlling interest was $151,185 or $(0.00) per common share, for the six-months ended December 31, 2020, compared to $99,126 or $(0.00) per common share, during the comparable period in our 2019 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six-months ended December 31, 2020, net cash used in operating activities increased $7,049 to ($71,827), compared to ($78,876) in the corresponding period of the previous year. This is mainly due to an increase of the accounts payables and accrued expenses of $6,418 and an increase of related party advances of $8,673.

The Company funded its business in the first six-months ended December 31, 2020 by issuing note payables totaling 55,000 Euros ($65,192).

We had a working capital deficit of approximately $899,812 on December 31, 2020, an increase of approximately $157,023 from June 30, 2020.

On December 31, 2020 compared to June 30, 2020, we had cash of $8,841 compared to $15,282, prepaid expenses of $14,480 compared to $13,361 and accounts receivable of $13,095 compared $9,858. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020 and June 30, 2020

(Unaudited)

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

December 31, 2020 and June 30, 2020

(Unaudited)

Item 1a - Risk Factors

We are a smaller reporting company as defined by §229,10(f)(1) and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

    None.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2020 and the audited balance sheet as of June 30, 2020, the unaudited condensed consolidated Statements of Operations for the six - month periods ended December 31, 2020 and 2019, the condensed unaudited Statements of Stockholder’s Deficit as of December 31,  2020 and 2019, and the unaudited condensed consolidated Statements of Cash Flows for the six-month period ended December 31, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

December 31, 2020 and June 30, 2020

(Unaudited)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: February 9, 2021/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer