Form 10-K/A
period 2020-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2021-04-29
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K/A #1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Sangui Biotech International, Inc. (the “Company”) on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission on September 30, 2020 (the “Form 10-K”), is to furnish Exhibit 32.01 to the Form 10-K in accordance with to Section 1350 of Title 18 of the United States Code.  Exhibit 32.01 to this report is the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, also known as the Section 906 certification.

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

·

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