Form 10-K/A
period 2020-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2021-04-30
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K/A #2

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

EXPLANATORY NOTE

The purpose of this Amendment # 2 to the Annual Report of Sangui Biotech International, Inc. (the “Company”) on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission on September 30, 2020 (the “Form 10-K”) and the Form 10-K/A #1 filed April 29, 2021, is to furnish Exhibit 32.01 to the Form 10-K in accordance with to Section 1350 of Title 18 of the United States Code, which was inadvertently left off both the original filing and the first amended filing.  Exhibit 32.01 to this report is the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, also known as the Section 906 certification.

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment # 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Financial Officer	April 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	April 30, 2021

/s/ Hubertus Schmelz Hubertus Schmelz	Director	April 30, 2021