Form 10-Q
period 2021-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2021-05-07
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2021

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

Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐       No [X]

As of May 7, 2021, there were 206,955,598 shares of the issuer's Common Stock, no par value, issued and 206,901,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2021

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

Our unaudited condensed consolidated balance sheet as of March 31, 2021 and the audited consolidated balance sheet as of June 30, 2020, our unaudited condensed consolidated statements of operations and comprehensive loss for the three- and nine-month period ended March 31, 2021, and 2020, our condensed consolidated statements of stockholders’ deficit for the three - and nine-month periods ended March 31, 2021, and 2020 and our unaudited condensed consolidated statements of cash flows for the nine-month period ended March 31, 2021, and 2020 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$11,620	$15,282
Prepaid expenses and other assets	14,995	13,361
Tax refunds receivable	737	3,317
Accounts receivable, net	25,152	9,858
Note receivable, related party	2,066	6,878

Total Current Assets	54,570	48,696

Property and Equipment, Net	1,405	1,922
Operating lease right-of-use asset	70,349	74,710

TOTAL ASSETS	$126,324	$125,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$135,140	$119,246
Accrued interest - related party	57,343	42,359
Notes payable - related party	745,962	618,568
Current portion of operating lease liability	13,743	11,312

Total Current Liabilities	952,188	791,485

Operating lease liability, net of current portion	57,390	63,721

Total Liabilities	1,009,578	855,206

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 203,355,598 and 203,355,598 shares issued and 203,301,842 and 203,301,842 shares outstanding respectively	33,027,676	33,027,676
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	90,454	91,907
Accumulated deficit	(37,845,291)	(37,696,425)
Total Sangui Biotech International, Inc's stockholders' defict	(233,220)	(82,901)
Non-controlling interest	(650,034)	(646,977)

Total Stockholders' Deficit	(883,254)	(729,878)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126,324	$125,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
REVENUES
License revenues	$21,182	$9,211	$51,754	$21,176
GROSS MARGIN	21,182	9,211	51,754	21,176

OPERATING EXPENSES
Research and development	2,060	1,535	6,482	6,421
Professional fees	32,911	35,521	117,750	114,939
General and administrative	14,330	8,590	37,951	28,682
Depreciation and amortization	206	1,020	610	1,020
Total Operating Expenses	49,507	46,666	162,793	151,062

OPERATING LOSS	(28,325)	(37,455)	(111,039)	(129,886)

OTHER INCOME (EXPENSE)
Loss on out of court settlement	-	-	-	(6,714)
Gain (Loss) on foreign exchange	32,167	12,838	(27,611)	19,547
Interest expense	(4,580)	(3,667)	(13,273)	(10,357)
Total other income (expense)	27,587	9,171	(40,884)	2,476
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(738)	(28,284)	(151,923)	(127,410)

Provision for income taxes	-	-	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(738)	(28,284)	(151,923)	(127,410)
Less: Net loss attributable to non-controlling interest	648	1,588	3,057	3,982

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(90)	$(26,696)	$(148,866)	$(123,428)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(287)	(1,894)	(1,453)	(1,129)
COMPREHENSIVE LOSS	$(1,025)	$(30,178)	$(153,376)	$(128,539)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	203,355,598	202,308,054	203,355,598	201,313,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Three-Month Period Ended March 31, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, January 1, 2021	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,741	$(649,386)	$(37,845,201)	$(882,229)
Currency translation adjustment	-	-	-	-	(287)	-	-	(287)
Net loss	-	-	-	-	-	(648)	(90)	(738)

Balance, March 31, 2021	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,454	$(650,034)	$(37,845,291)	(883,254)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
	Nine-Month Period Ended March 31, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	$(729,878)
Currency translation adjustment	-	-	-	-	(1,453)	-	-	(1,453)
Net loss	-	-	-	-	-	(3,057)	(148,866)	(151,923)

Balance, March 31, 2021	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,454	$(650,034)	$(37,845,291)	(883,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Three-Month Period Ended March 31, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total
Balance, January 1, 2020	201,533,598	$33,012,261	$4,513,328	$(19,387)	$92,212	$(643,586)	$(37,600,416)	(645,588)
Common shares issued for Cash	1,250,000	11,055	-	-	-	-	-	11,055
Common stock issued out of court settlement	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	(1,894)	-	-	(1,894)
Net loss	-	-	-	-	-	(1,588)	(26,696)	(28,284)

Balance, March 31, 2020	202,783,598	$33,023,316	$4,513,328	$(19,387)	$90,318	$(645,174)	$(37,627,112)	$(664,711)

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
	Nine-Month Period Ended March 31, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total
Balance, July 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	(591,989)
Common stock issued for cash	1,250,000	11,055	-	-	-	-	-	11,055
Common stock issued for services	2,238,095	44,762	-	-	-	-	-	44,762
Currency translation adjustment	-	-	-	-	(1,129)	-	-	(1,129)
Net loss	-	-	-	-	-	(3,982)	(123,428)	(127,410)

Balance, March 31, 2020	202,783,598	$33,023,316	$4,513,328	$(19,387)	$90,318	$(645,174)	$(37,627,112)	$(664,711)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,923)	$(127,410)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	610	1,020
Common stock issued for out of court settlement	-	6,714
Foreign currency exchange transactions	27,611	(19,495)
Amortization of Right-of-use asset	(16,009)	(7,898)
Changes in operating assets and liabilities
Trade accounts receivable	(15,518)	17,261
Prepaid expenses and other current assets	(5,193)	(3,387)
Tax refunds receivable	6,660	(6,021)
Accounts payable and accrued expenses	15,604	(9,091)
Related party advances	5,665	2,054
Related party accounts payable	11,852	10,202
Operating lease liability	16,463	7,898
Net Cash Used in Operating Activities	(104,178)	(128,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(3,102)
Net Cash Used in Investing Activities	-	(3,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	101,515	105,222
Proceeds from common stock issued for cash	-	11,055
Net Cash Provided by Financing Activities	101,515	116,277

EFFECTS OF EXCHANGE RATES ON CASH	(999)	(907)

NET CHANGES IN CASH	(3,662)	(15,885)
CASH AT BEGINNING OF PERIOD	15,282	27,453

CASH AT END OF PERIOD	$11,620	$11,568

CASH FLOW INFORMATION
NON - CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use operating lease assets obtained in exchange for lease liabilities	$-	$81,936
Common Stock issued in settlement of liability	$-	$44,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021 and June 30, 2020

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2020. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three- and nine-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2021.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. At the present time, it is not clear how long this crisis will last and what extent it will take. The highest priority for the Company is the health of employees and business partners. The Company’s main product is affected by the restrictions currently in place around the world. The global restrictions drastically limit our sales activities. Therefore, the license revenue the Company anticipated is not, and for the foreseeable future, will not be received at the levels as planned. The Company is in close contact with its licensee who is responsible for all distribution. Both the Company and its licensee assume that the desired growth of sales will be resumed after the pandemic has been overcome and restrictions are lessened. Prior to the pandemic, the Company had essentially been financed through the sale of shares or by loans from related parties. These financing options are still available to the Company during the COVID-19 crisis.

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2021 and June 30, 2020 and our unaudited consolidated statements of operations for the three- month periods ended March 31, 2021 and 2020, were calculated as follows:

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021 and June 30, 2020

(Unaudited)

as of March 31, 2021	0.851250
as of March 31, 2020	0.911235
July 1, 2020 through March 31, 2021	0.841351
July 1, 2019 through March 31, 2020	0.902936

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other Income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,845,291 as of March 31, 2021. The Company incurred a net loss before non-controlling interest of $151,923 for the nine-months ended March 31, 2021 and used cash in operating activities of $104,178 during the same nine-months ended  March 31, 2021. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2021 and June 30, 2020

(Unaudited)

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2021, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

March 31, 2021 and June 30, 2020

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

Leases

The Company leases office facilities from an unrelated third party at 1,110 Euros per month, which amount includes 177 Euros for sales tax. The office lease contract began in January 2020 and expires June 2026.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month that began June 2018 expired May 2020.  The company has extended the expired contract until May 2021. The monthly leasing rate is 670 Euros for the period from June 2020 to May 2021.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2021:

Minimum Lease Payments Under Operating Leases
	Office		Automotive	Total
Year ending June 30,
2021	$3,351		$1,573	$4,924
2022	13,514		-	13,514
2023	13,758		-	13,758
2024	14,005		-	14,005
Thereafter	28,772		-	28,772

Total Operating Lease Obligations	$73,400		$1,573	$74,973

Less: Amount representing imputed interest	$(3,836)		$(4)	$(3,840)
Present Value of minimum lease payments	$69,564		$1,569	$71,133

Weighted average discount rate	2%
Weighted average remaining term	5.14	years

License Agreement

Pursuant to the contracts dated May 2, 2018 and November 11, 2018 between Sangui GmbH and Sangui KG, respectively, and a former contractor, Sangui KG grants that contractor a license fee on the license income received by Sangui for his previous services as a co-inventor. The license fee is 10% analogously to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021 and June 30, 2020

(Unaudited)

NOTE 4 – DEBT

Notes Payable Related Parties

As of March 31, 2021, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	117,474	5%	34,625	June 30, 2020
December 12, 2017	25,000	29,369	2%	1,939	on demand
January 19, 2018	25,000	29,369	2%	1,878	on demand
March 13, 2018	25,000	29,369	2%	1,793	on demand
July 16, 2018	25,000	29,369	2%	1,592	on demand
September 10, 2018	25,000	29,369	2%	1,501	on demand
October 04, 2018	25,000	29,369	2%	1,463	on demand
December 27, 2018	25,000	29,369	2%	1,328	on demand
January 21, 2019	15,000	17,621	2%	772	on demand
February 26, 2019	25,000	29,369	2%	1,229	on demand
March 20, 2019	25,000	29,369	2%	1,194	on demand
April 08, 2019	20,000	23,495	2%	931	on demand
May 09, 2019	30,000	35,242	2%	1,336	on demand
June 21, 2019	30,000	35,242	2%	1,253	on demand
September 17, 2019	20,000	23,495	2%	722	on demand
October 04, 2019	20,000	23,495	2%	700	on demand
October 30, 2019	20,000	23,495	2%	667	on demand
January 08, 2020	10,000	11,747	2%	288	on demand
February 20, 2020	10,000	11,747	2%	261	on demand
March 06, 2020	15,000	17,621	2%	377	on demand
April 01, 2020	10,000	11,747	2%	234	on demand
May 05, 2020	15,000	17,621	2%	319	on demand
June 10, 2020	10,000	11,747	2%	189	on demand
July 27, 2020	10,000	11,747	2%	159	on demand
September 07, 2020	10,000	11,747	2%	132	on demand
September 21, 2020	10,000	11,747	2%	123	on demand
October 09, 2020	15,000	17,621	2%	167	on demand
December 03, 2020	10,000	11,747	2%	76	on demand
January 05, 2021	10,000	11,747	2%	55	on demand
Februay 11, 2021	10,000	11,747	2%	31	on demand
March 17, 2021	10,000	11,747	2%	9	on demand
Total	635,000	745,962		57,343

On July 27, 2020, September 07, 2020, September 21, 2020, October 09,2020, December 03,2020, January 05, 2021, February 11, 2021 and on March 17, 2021 a Company Director advanced amounts totaling 85,000 Euros ($101,515 as of March 31, 2021) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of March 31, 2021, all notes issued have total interest accrued of $57,343.

Interest expense for the nine-month period ended March 31, 2021 and 2020 was $13,273 and $10,357, respectively.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021 and June 30, 2020

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no - par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of March 31, 2021, and June 30, 2020, the Company had 203,355,598 and 203,355,598 shares of common stock issued and 203,301,842 and 203,301,842 shares outstanding, respectively.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387 as of March 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company sold 3,600,000 shares of its common stock for approximately $58,737 in cash proceeds to one individual at price of approximately $0.0163 per share.

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

Our most promising potential product in the area of artificial oxygen carriers, the blood additive, is still in an early development stage. In the pursuit of these projects, we will need to obtain substantial additional capital to continue their development. As the Company has limited financial resources, we have suspended this project temporarily in order to focus our attention on our chronic wound research and the products developed in conjunction with their treatment.

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

On November 13, 2017, the Company announced that Infirst Healthcare Ltd has announced that the United States (US) Food and Drug Administration had granted Fast Track designation to Granulox for the treatment of diabetic foot ulcers. It is the first and only hemoglobin spray to receive the Fast-Track designation - a process designed to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

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

Pursuant to the contracts dated May 2, 2018 and November 11, 2018 between Sangui GmbH and Sangui KG, respectively, and a former contractor Sangui KG grants that contractor a license fee on the license income received by Sangui for his previous services as a co-inventor. The license fee is 10% analogously to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

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

FINANCIAL POSITION

During the nine-months ended March 31, 2021, our total assets increased $996 from $125,328 on June 30, 2020 to $126,324 on March 31, 2021. An increase of accounts receivable of $15,294 partially offset by a  decrease of operating lease right-of-use assets of $ 4,361 and  a decrease of cash of $ 3,662 from June 30, 2020 to March 31, 2021 were primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance notes payables from related parties. Our stockholders’ deficit increased by $153,376 from ($ 729,878) on June 30, 2020 to ($883,254) on March 31, 2021. The primary factor behind this was net loss attributable to common stockholders of $148,866.

RESULTS OF OPERATIONS

For the three-month and nine-month period March 31, 2021 and 2020:

REVENUES – Revenues reported were $ 21,182 and $ 9,211 for the three-months ended March 31, 2021 and 2020 respectively. For the nine-months ended March 31, 2021 and 2020 revenues were $51,754 and $21,176.  The increase of $11,971 and the increase of $30,578 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

RESEARCH AND DEVELOPMENT– Research and development expenses increased by $ 525 to $ 2,060 from $1,535 for the three-month periods ending March 31, 2021 and 2020. Research and development expenses increased $61 to $6,482 in the nine months of our 2021financial year from $6,421 in the comparable period of the previous year. This increase mainly attributed to higher fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees increased $3,130 to $47,241 during the three-months ended March 31, 2021, from $44,111 in the respective period of the previous year mainly due to higher of costs for cars and license expenses offset by lower costs for legal advice. Accumulated general and administrative expenses and professional fees increased $12,080 to $155,701 in the nine months ended March 31, 2021, from $143,621 in the respective period of the previous year mainly due to higher of costs for tax advice, cars, rent and license expenses.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $206 and $1,020 for the three-months and $610 and $1,020 for the nine-months ended March 31, 2021 and 2020 respectively.

GAIN/LOSS ON FOREIGN EXCHANGE – The three-month period ended March 31, 2021 shows gains on foreign exchange of $ 32,167 compared to gains  of $12,838  during the respective period of the previous year, hence a change of $19,329. The nine-month period ended March 31, 2021 shows losses on foreign exchange of $27,611 compared to gains of $19,547 during the respective period of the previous year, hence a change of $47,158. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - Interest expenses for the three-month period ended March 31, 2021 and 2020 increased by $913 to $4,580 from $3,667. For the nine-months ended March 31, 2021 and 2020, interest expense increased by $2,916 to $13,273 from $10,357. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to $90 compared to a loss of $ 26,696 for the three-months ended March 31, 2021 and 2020 and increased $25,438 to $148,866 compared to a loss of $123,428 for the nine-months ended March 31, 2021 and 2020 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $738 or $(0.00) per common share, for the three-months ended March 31, 2021, compared to $28,284 or $(0.00) per common share, during the comparable period in our 2020 financial year. Our consolidated net loss before non-controlling interest was $151,923 or $(0.00) per common share, for the nine-months ended March 31, 2021, compared to $127,410 or $(0.00) per common share, during the comparable period in our 2020 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended March 31, 2021, net cash used in operating activities increased $23,975 to ($104,178), compared to ($128,153) in the corresponding period of the previous year. This is mainly due to an increase accounts payables and accrued expenses of $ 15,604 and related party payables of $11,852.

The Company funded its business in the first nine-months ended March 31, 2021 by issuing note payables totaling Euros 85,000 ($101,515).

We had a working capital deficit of approximately $897,618 on March 31, 2021an increase of approximately $154,829 from June 30, 2020.

On March 31, 2021 compared to June 30, 2020, we had cash of $11,620 compared to $15,282, prepaid expenses of $14,995 compared to $13,361 and accounts receivable of $25,152 compared $9,858. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

    None.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2021 and the audited balance sheet as of June 30, 2020, the unaudited condensed consolidated Statements of Operations for the nine - month periods ended March 31, 2021 and 2020, the unaudited condensed consolidated Statements of Stockholder’s Deficit as of March 31,  2021 and 2020, and the unaudited condensed consolidated Statements of Cash Flows for the nine-month period ended March 31, 2021 and 2020, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: May 7, 2021/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer