Form 10-Q/A
period 2021-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2021-05-07
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Periodic Report of Sangui Biotech International, Inc. (the “Company”) on Form 10-Q for the fiscal period ended March 31, 2021, filed with the Securities and Exchange Commission on May 7, 2021 (the “Form 10-Q”) is to correct the information in Part II Item 2. The Company in its Form 10-Q filing indicated that there had been no unregistered sales of its equity securities, while in fact there had been a sale of stock subsequent to the period covered by the report. This Amendment No. 1 corrects this section to reflect the recent issuance. No changes are hereby made to the registrant’s financial statements.

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

Our unaudited condensed consolidated balance sheet as of March 31, 2021 and the audited consolidated balance sheet as of June 30, 2020, our unaudited condensed consolidated statements of operations and comprehensive loss for the three- and nine-month period ended March 31, 2021, and 2020, our unaudited condensed consolidated statements of stockholders’ deficit for the three- and nine-month periods ended March 31, 2021, and 2020 and our unaudited condensed consolidated statements of cash flows for the nine-month period ended March 31, 2021, and 2020 are attached hereto.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

Subsequent to the period covered by this report, the Company sold 3,600,000 shares of its common stock for approximately $58,737 to one individual, at price of approximately $0.0163 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

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