Form 10-K
period 2021-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2021-09-28
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Yes ☐  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,092,284.

As of September 28, 2021, there were 207,955,598 shares of the Issuer's Common Stock, no par value, issued and 207,901,842 shares outstanding.

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

Sangui BioTech GmbH, (“Sangui GmbH”) develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof. Sangui GmbH has also developed an anti-aging cosmetic line and several related products aimed at improving oxygen supply to the skin. Enhanced oxygen supply is the key to improved wound healing; therefore, the Company has extended its product portfolio to contain wound pads and other wound management products. The facilities of Sangui GmbH were located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany. Effective June 30, 2019 Sangui GmbH has closed the site in Witten and relocated its headquarters to Hamburg, Germany.

In December 2010, Sangui GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of Sastomed GmbH. This enterprise oversaw obtaining the CE mark certification authorizing the distribution of one of SGBI’s products in the member states of the European Union. Effective December 31, 2015, Sangui GmbH sold its stake in Sastomed GmbH to SanderStrohmann GmbH.

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

Given the Company’s business strength is primarily in research and product development, we have decided to partner with established distribution entities who license our marketable products, or those products that are close to market entry, for sale to end users. In pursuit of this strategy we have licensed the most promising product, a hemoglobin based wound spray technology to Mölnlycke Health Care GmbH, a former joint venture of SGBI, for distribution in several European, Latin American and Asian countries. In addition, we are entering the preclinical testing of hemoglobin based artificial oxygen carriers aiming at the remediation of ischemic conditions in human patients.

To date, neither SGBI nor its subsidiaries has had profitable operations. The Company has never been profitable, and through June 30, 2021, SGBI's accumulated deficit has exceeded $37.9 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations. No assurance can be given that our programs will be successful.

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

A wound dressing spray we developed that shows outstanding properties in the support of wound healing is being distributed by Mölnlycke Health Care GmbH, under the Granulox brand name.

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

Products of the Company

Artificial Oxygen Carriers

We developed several products based on polymers of purified natural porcine hemoglobin with oxygen carrying abilities that are like those of native hemoglobin. These are (1) oxygen carrying blood additives, and (2) oxygen carrying blood volume substitutes.

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

During the third quarter of our 2013 financial year, the company had a feasibility study prepared by external experts inquiring into market potentials and further preclinical and clinical development requirements. The study concluded that an approval of Sangui's hemoglobin hyperpolymers as a blood additive appears possible, expedient, and promising.

During the fourth quarter of our 2014 financial year, the company filed a patent application aimed at significantly expanding the protection of our hemoglobin formulations. It encompassed a greater array of ischemic conditions of the human body, an example of which would be the case of severe dysfunctions of the lung.

During the first quarter of our 2015 financial year, we began, together with Excellence Cluster Cardio-Pulmonary System (ECCPS) and TransMIT Gesellschaft für Technologietransfer mbH (TransMIT), to investigate therapeutic approaches to treating septic shock and acute respiratory distress syndrome (ARDS). The approach adopted by Sangui, ECCPS and TransMIT presupposes that self-perpetuating septic shock, that has so far been highly resistant to treatment, can be interrupted by Sangui's artificial hemoglobin-based oxygen carrier, which would ultimately lower mortality rates. The preclinical trials commenced at ECCPS were investigating the effect of various hemoglobin preparations on the oxygen supply of several organs in septic shock models and ARDS.

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

During the third quarter of our 2015 financial year, the preclinical trials were concluded successfully, and the results did fully confirm the interim results obtained in the second quarter.

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

In December 2010, Sangui GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany. Under the name of Sastomed GmbH this enterprise oversaw obtaining the CE mark certification authorizing the distribution of the Hemospray wound spray in the member states of the European Union. Sangui GmbH has granted Sastomed GmbH global distribution rights for its Hemospray product.

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

In December 2012, actual distribution of the product was initiated in Mexico under the management of Sastomed GmbH and their local distribution partner Bio-Mac Pharma. International distribution has been expanded since then through cooperation agreements with local distribution partners in the Benelux countries and Southeastern Europe.

In May 2013, the Company declared during the filing of its third quarter report on form 10-QSB that it now expects the Granulox market entry phase to last longer than initially expected.

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

Granulox sales by our distribution partner Mölnlycke Health Care GmbH have become more volatile and declining. We remain confident, however, that Mölnlycke Health Care GmbH will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development projects, and all the most important modifications and improvements thereto. As of June 30, 2021, SanguiBioTech GmbH had been granted patents in two patent families, and additionally, it has applied for additional patents. One of the patents has been filed in the United States of America (US), and two as international patent applications with the European Patent Office (EP). Validation of granted EP patents in all cases includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

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

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $ 8,266 and $ 8,311during the fiscal years ended June 30, 2021 and 2020, respectively.

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

Dependence on Major Customers

As of June 30, 2021, and June 30, 2020, all of revenues and trade receivables were generated by Mölnlycke Health Care GmbH, the licensee of the global distribution rights of the Sangui developed wound spray technology known as Granulox.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2021, the Company, and our subsidiaries, had no employees. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

Risks Related to the COVID-19 Pandemic

A global pandemic may disrupt our business or the business of our customers.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. Our current principal responsive measures have included implementing a mandatory work from home policy when possible, restricting travel, and updating our planning for future events in recognition of the fact that our vendors are likely experiencing similar operating difficulties. We continue to evaluate the impact of the pandemic on required item that we will require to continue our business. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our personnel, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

The duration and magnitude of the COVID-19 pandemic impact on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable economic effects on our business and on the worldwide economy could be quite adverse. The probability of reoccurrences of widespread or localized virus outbreaks is high and may continue for many months, likely resulting in further government-ordered lockdowns, stay-home or shelter-in-place orders and social distancing; restrictions on travel; and other extensive measures. We cannot predict the effect of these circumstances on us and our vendors and suppliers; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business because of its global economic impact, including any resulting and ongoing recession. All these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, and distributors. As a result, we have adjusted, and will need to continue to adjust, our business and expenditures to correlate our activities with business exigencies, including restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing. The ultimate financial impact and duration of all the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

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

Uncertainty of future profitability

We will require the commitment of substantial resources to increase our advertising, marketing and distribution of our existing products. While we believe that the additional advertising, marketing and distribution will further enhance our profitability, there can be no assurance our products will meet the expectations and effectiveness required to be competitive in the marketplace, and that we will enter into arrangements for commercialization, market our products successfully, or achieve customer acceptance.

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

Dependence on others; manufacturing capabilities and limited distribution capabilities

An important element of our strategy for the marketing and release of its products is to enter into various arrangements with distribution and retail partners. The success and commercialization of our products will be dependent, in part, upon our ability to enter such arrangements and upon the ability of these third parties to perform their responsibilities. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within the control of the Company. There can be no assurance that any such arrangements will be available on terms acceptable to us, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements. If we are not able to enter such arrangements, we could encounter delays in introducing our products into the market. See “Business” above.

We may be dependent on other manufacturers for the production and manufacturing of certain products. In the event that we are unable to obtain or retain the necessary manufacturer’s products on acceptable terms, we may not be able to continue to commercialize and market our products as planned. The manufacture of our products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by the Company in order to meet the specifications and other standards prescribed by us to satisfy the anticipated and appropriate levels of effectiveness when in use. There can be no assurance that we will be able to i) obtain adequate supplies of our products in a timely fashion at acceptable quality and prices, ii) enter arrangements for the manufacture of our products with manufacturers whose facilities and procedures comply with our GMP or other regulatory requirements, iii) or that manufacturers will continue to comply with such standards, or iv) that such manufacturers will be able to adequately supply us with our product needs. Our dependence upon others for the manufacture of proposed products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis.

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

Creditworthiness of distributors is an ongoing concern

We may not always be able to collect all the funds owed to us by our distributors. Some distributors may experience financial difficulties, which may adversely impact our collection of accounts receivable.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately; any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted some internal controls, but it may take time to implement them fully as a public company. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Conflicts of Interest; Related Party Transactions

The possibility exists that we may acquire, or merge, with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arm’s length unless the Company can receive more favorable terms from a related party.

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

The FDA's requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, and corresponding agencies in other countries. Although the time required for completing such testing and obtaining such approvals is uncertain, satisfaction of these requirements typically takes several years and varies substantially based on the type, complexity and novelty of each product. Neither us nor our subsidiaries can accurately predict when product applications or submissions for FDA or other regulatory review may be submitted. Management has no experience in obtaining regulatory clearance on these types of products. The lengthy process of obtaining regulatory approval and ensuring compliance with applicable law requires the expenditure of substantial resources. Any delays or failure by us or our subsidiaries to obtain regulatory approval and ensure compliance with appropriate standards could adversely affect the commercialization of such products, the ability of us to earn product or royalty revenue, and our results of operations, liquidity and capital resources.

Pre-clinical testing is generally conducted in laboratory animals to evaluate the potential safety and effectiveness of a drug. The results of these studies are submitted to the FDA, which must be approved before clinical trials can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

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

There can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials to establish the safety and effectiveness of the products. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals, and regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the products. If commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product, or even the removal of the product from the market, as well as possible civil or criminal sanctions. Failure to obtain marketing approval for any of our products under development on a timely basis, or FDA withdrawal of marketing approval once obtained, could have a material adverse effect on the business, financial condition and results of operations.

Any party that manufactures therapeutic or pharmaceutical products is required to adhere to applicable standards for manufacturing practices and to engage in extensive record keeping and reporting. Any of the manufacturing facilities are subject to periodic inspection by state and federal agencies, including the FDA and comparable agencies in foreign countries.

The effect of governmental regulation may be to delay the marketing of new products for a considerable period, to impose costly requirements on the activities or to provide a competitive advantage to other companies that compete with us. There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis, if at all or, if granted, that compliance with regulatory standards will be maintained. Adverse clinical results by our products could have a negative impact on the regulatory process and timing. A delay in obtaining, or failure to obtain, regulatory approvals could preclude or adversely affect the marketing of products and the liquidity and capital resources. The extent of potentially adverse governmental regulation that might result from future legislation or administrative action cannot be predicted.

Additionally, we will be subject to regulatory authorities in Germany and other countries governing clinical trials and product sales. Even if FDA approval is obtained, approval of a product by the comparable regulatory authorities of other countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country. There can be no assurance that any foreign regulatory agency will approve any product submitted for review.

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

Several biotechnology and pharmaceutical companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies. Such conflicts could also limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications.

Many of our competitors are, have, or are affiliated with companies having, substantially greater resources than us, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than us. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the ability of us to compete in the marketplace pending resolution of the disputed matters. Moreover, an adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or cease using the technology. If third parties have or obtain rights to intellectual property or technology used or needed by us, there can be no assurance that any licenses would be available or would be available on terms reasonably acceptable to us.

We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we have taken steps to protect unpatented trade secrets and technology, in part using confidentiality agreements with employees, consultants and certain of its contractors, there can be no assurance that: (i) these agreements will not be breached; (ii) we would have adequate remedies for any breach; or (iii) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

Risk of Product Liability; Potential Unavailability of Insurance

Our business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human pharmaceutical and therapeutic products. We do not currently have product liability insurance, and there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will be adequate to cover potential product liability claims or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the business, financial condition and results of operations. We face an inherent business risk of exposure to product liability and other claims if the development or use of its technology or products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that we will avoid significant product liability exposure.

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

Uncertainties Relating to Pricing and Third-Party Reimbursement

Our operating results may depend in part on the availability of adequate reimbursement for our products from third-party payers, such as government entities, private health insurers and managed care organizations. Third-party payers are increasingly seeking to negotiate the pricing of medical services and products. In some cases, third-party payers will pay or reimburse a user or supplier of a product for only a portion of the purchase price of the product. In the case of the products, payment or reimbursement by third-party payers of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the products may not be of the type generally eligible for third-party reimbursement. If adequate reimbursement levels are not provided by government entities or other third-party payers for the products, the business, financial condition and results of operations would be materially adversely affected. Several legislative and regulatory proposals aimed at changing the United States’ health care system have been proposed in recent years. While we cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the business, financial condition or results of operations.

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

The manufacture of the products involves several steps and requires compliance with stringent quality control specifications imposed by us and by the FDA or similar regulatory bodies under the law of the respective countries. Typically, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA or similar regulatory bodies under the law of the respective countries. For these reasons, we would not be able to quickly replace its manufacturing capacity if one of our manufacturing contractors or partners were unable to use their manufacturing facilities because of a fire, natural disaster, equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's Good Manufacturing Practice (“GMP”) requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity to manufacture their products would have a material adverse effect on our business and results of operations.

We have entered and may enter arrangements with contract manufacturing companies to expand its production capacities to satisfy requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Further, contract manufacturers must also operate in compliance with the FDA's GMP requirements; failure to do so could result in, among other things, the disruption of product supplies.

Currently, we have our products manufactured by contract manufacturers in Germany. No assurance can be given, that the vendors will be willing or able to produce the products in the required quality or quantities or at prices which will enable us to sell the end products as requested by its customers.

Risks resulting from investing and financing activities

We may from time to time in the ordinary course of business carry out certain investing or financing transactions including extending loans to non-related third parties or the purchase of treasury stocks. Such transactions are subject to certain risks including but not limited to the inability of borrowers to redeem interest and principal of such loans, the inability of the company to capitalize on collaterals provided by the borrowers if any, or the devaluation of the treasury stock. If one or more of these risks occur, the company may be confronted with the situation that it in turn may not be able to refinance its ongoing operations.

Hazardous Materials and Environmental Matters.

Our research and development processes may involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, generation, manufacturing, storage, handling, and disposal of such materials and certain waste products. Although we do not currently manufacture commercial quantities of product candidates, we produce limited quantities of such products for clinical or preclinical trials or comparable laboratory testing necessary for research or product development and we may eventually intend to manufacture commercial quantities of our products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by the ISO 9001:2000 (General Quality Management System) and ISO 13485:2003 (Medical Products Quality Management System), the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations.

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

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered public accounting firm must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We do not have enough employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Management believes that these reporting obligations will increase the Company’s annual legal and accounting costs by an estimated $25,000 and $30,000, respectively.

Penny stock regulations

If the Company's stock is below $5.00 per share, or the Company does not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, the Company's shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, if the price of the Company's stock is below $5.00, and does not meet the conditions set forth above, sales of the Company's stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the salesperson working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell the Company's securities, thereby limiting the liquidity of the Company's securities. They may also affect the ability of shareholders to resell their securities in the secondary market.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective June 30, 2019 the Company has closed its site in Witten, Germany and relocated its headquarters to Hamburg, Germany. The Company leases office facilities from an unrelated third party at 1,100 Euros per month. The office lease contract is from in January 2020 through June 2026.

Rent expense was approximately $15,300 and $12,400 during the years ended June 30, 2021 and 2020, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our business

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2021, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hannover stock exchanges in Germany.

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

Holders

 On June 30, 2021, the number of record holders of the Company's common stock was approximately 887.

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2021, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Performance Graph

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide a performance graph.

Issuer Purchases of Equity Securities

The Company holds 53,756 shares of its common stock. The treasury stock is valued using the Treasury Stock Method at $19,387.

Recent Sales of Unregistered Securities

On April 7 2021, the Company sold 3,600,000 shares of its common stock for approximately $60,500 to one individual, at price of approximately $0.0168 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

Subsequent to the year ended June 30, 2021, the Company sold 1,000,000 shares of its common stock for approximately $11,867 to one individual, at price of approximately $0.0119 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

ITEM 6. [RESERVED]

On November 19, 2020, the SEC adopted certain amendments to Regulation S-K, including to remove and reserve Item 301 thereof. The final rules became effective on February 10, 2021. The Company has chosen to adopt the recent amendments, however, prior to the amendment the Company, a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, was not required to provide the information required under the previous Item 301.

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

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2021. The following are our critical accounting policies:

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $8,266 and $8,311 during the fiscal years ended June 30, 2021 and 2020, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). For the periods ending June 30, 2021 and 2020, the Company recognized foreign currency translation loss of $2,237 and gain of $460.

The exchange rates used to calculate values and results for the years ended June 30, 2021 and 2020 were as follows (USD):

	Year-end Rates	Average Period Rates
June 30, 2021	0.843845	0.838478
June 30, 2020	0.889150	0.904091

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of receivables, inventories, long-lived assets, and valuation allowance on deferred tax assets. Due to the current dependence of Sangui on the revenue from the license agreement with Mölnlycke Health Care GmbH the management places the highest priority on the sales development in this area in order to be able to recognize potential risks in good time and to take appropriate measures if necessary. These measures include regular and ad hoc discussions with the licensee about its planned business development.

Going concern

The Company incurred a net loss attributable to common stockholders of $198,890 and used cash in operating activities of $145,847 for the year ended June 30, 2021. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. The Company plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

FINANCIAL POSITION

Our current assets increased by $17,970 or 37%, from $48,696 on June 30, 2020 to $ 66,666 on June 30, 2021. The increase is primarily attributable to increases in accounts receivables and cash  in the year ended June 30, 2021.

Our net property and equipment are $1,215 on June 30, 2021 and $1,922 on June 30, 2020, a decrease of $707.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. The Company’s stockholders’ deficit was increased from $729,878 on June 30, 2020 to $875,325 as of June 30, 2021. The primary reason for the increase in the deficit was the net loss of $198,890 offset by issuance of common stock totalling approximately $60,500.

REVENUES. Revenues increased 127% to $65,585 during the year ended June 30, 2021 from $ 28,915 in the previous fiscal year. This increase is due to an increase in income from royalties due from sales of the wound spray product due to restructuring of sales and warehousing at the licensee which effected the previous fiscal year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $8,266 during the year ended June 30, 2021 from $8,311 during the 2020 fiscal year. This decrease is mainly attributed to lower fees for patents.

OTHER OPERATING EXPENSES. Professional fees for 2021 decreased to $158,962 from $161,036 in 2020 due to contrary developments: rising expenses for accounting and tax advice are overcompensated by lower costs for patent filing. General and administrative expenses increased by $8,926, due higher costs for rent and vehicles. Overall Total Operating Expenses increased by $6,414 or 3%.

OTHER INCOME (EXPENSE). Total other expense increased $35,440 from $17,132 in 2020  to $52,572 in 2021. The increase relates to Losses on foreign currency exchange of $34,585 in 2021 compared to gains of $3,680 in 2020, an increase of interest expenses of $3,889 and a decrease of loss on out of court settlement of $6,714.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $ 198,890 or ($0.00) per common share in 2021, as compared to $192,741 or ($0.00) per common share in 2020.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2021, net cash used in operating activities  decreased to $145,847 from $168,386 for the year ended June 30, 2020 due to an increase in accounts payable, accrued expenses and foreign currency exchange transactions and a decrease in tax refunds receivable, offset by a decrease in stock issued for services, a decrease in prepaid expenses and a decrease in accounts receivable.

For the year ended June 30, 2021, net cash provided by financing activities increased from $159,181 received during the fiscal year 2020 to net proceeds of $162,015 received in fiscal year 2021. The increase came about due to an increase of proceeds from common stock issued for cash, offset by a decrease of related party note payables.

We had net working capital deficit of $888,041 on June 30, 2021, compared to a deficit of $742,789 at June 30, 2020, primarily attributed to an increase of notes payables and accrued expenses. The Company had increases in cash, accounts receivable and prepaid expenses, and decreases in tax funds receivables and note receivables, related parties.

The Company incurred a net loss applicable to common stockholders of $198,890 and used cash in operating activities of $145,847 for the year ended June 30, 2021. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available, on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Currently, it is the core strategy of the Company to license its technologies to industry partners.  The current state of the sales efforts, in particular with regard to the Granulox product, distributed by our former joint venture partner, Mölnlycke Health Care GmbH, has convinced management to believe that income from these agreements can reasonably be anticipated to begin during the 2021 fiscal year. The Company will need substantial additional funding to fulfill its business plan. The Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

SANGUI BIOTECH INTERNATIONAL, INC.

Table of Contents

Page

Report of Independent Registered Public Accounting FirmF-1

Consolidated Balance Sheets – June 30, 2021 and 2020F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended

June 30, 2021 and 2020F-3

Consolidated Statements of Stockholders’ Deficit for the years ended

June 30, 2021 and 2020F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020F-6

Notes to Consolidated Financial StatementsF-7

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of (“the Company”) as of June 30, 2021, and 2020, the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2010.

Draper, UT

September 28, 2021

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2021	2020

ASSETS
CURRENT ASSETS

Cash	$29,768	$15,282
Prepaid expenses and other assets	12,020	13,361
Tax refunds receivable	2,286	3,317
Accounts receivable, net	16,631	9,858
Note receivable, related party	5,961	6,878

Total Current Assets	66,666	48,696

Property and equipment, net	1,215	1,922
Operating lease right-of-use asset	66,241	74,710

TOTAL ASSETS	$134,122	$125,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$127,311	$119,246
Accrued interest - related party	62,485	42,359
Notes payable - related party	752,508	618,568
Current portion of operating lease liability	12,403	11,312

Total Current Liabilities	954,707	791,485

Operating lease liability, net of current portion	54,740	63,721

Total Liabilities	1,009,447	855,206

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 206,955,598 and 203,355,598 shares issued and 206,901,842 and 203,301,842 shares outstanding respectively	33,088,176	33,027,676
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	89,670	91,907
Accumulated deficit	(37,895,315)	(37,696,425)
Total stockholders' deficit	(223,528)	(82,901)
Non-controlling interest	(651,797)	(646,977)

Total Stockholders' Deficit	(875,325)	(729,878)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$134,122	$125,328

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	June 30,
	2021	2020

REVENUES
License revenues	$65,585	$28,915
GROSS MARGIN	65,585	28,915

OPERATING EXPENSES
Research and development	8,266	8,311
Professional fees	158,962	161,036
General and administrative	48,679	39,753
Depreciation and amortization	816	1,209
Total Operating Expenses	216,723	210,309

OPERATING LOSS	(151,138)	(181,394)

OTHER INCOME (EXPENSE)
Loss on out of court settlement	-	(6,714)
Gain (Loss) on foreign exchange	(34,585)	3,680
Interest expense	(17,987)	(14,098)
Total other income (expense)	(52,572)	(17,132)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(203,710)	(198,526)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(203,710)	(198,526)

Less: Net loss attributable to non-controlling interest	4,820	5,785

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(198,890)	$(192,741)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(2,237)	460

COMPREHENSIVE LOSS	$(205,947)	$(198,066)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	204,191,664	201,746,752

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Deficit
(unaudited)
	Nine-Month Period Ended March 31, 2021

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, July 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	$(729,878)

Common stock issued for cash	3,600,000	60,500	-	-	-	-	-	60,500

Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(2,237)	-	-	(2,237)

Net loss	-	-	-	-	-	(4,820)	(198,890)	(203,710)

Balance, June 30, 2021	206,955,598	$33,088,176	$4,513,328	$(19,387)	$89,670	$(651,797)	$(37,895,315)	(875,325)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Deficit
(unaudited)
	Nine-Month Period Ended March 31, 2020

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, July 1, 2019	199,295,503	$32,967,499	$4,513,328	$(19,387)	$91,447	$(641,192)	$(37,503,684)	(591,989)

Common stock issued for cash	-	-	-	-	-	-	-	-

Common stock issued for cash	1,822,000	15,415	-	-	-	-	-	15,415

Common stock issued for services	2,238,095	44,762	-	-	-	-	-	44,762

Currency translation adjustment	-	-	-	-	460	-	-	460

Net loss	-	-	-	-	-	(5,785)	(192,741)	(198,526)

Balance, June 30, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	$(729,878)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(203,710)	$(198,526)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	816	1,209
Common stock issued for out of court settlement	-	6,714
Foreign currency exchange transactions	34,585	(3,680)
Amortization of Right-of-use asset	(19,100)	(11,905)
Changes in operating assets and liabilities
Trade accounts receivable	(6,773)	19,432
Prepaid expenses and other current assets	(2,161)	(275)
Tax refunds receivable	5,131	(238)
Accounts payable and accrued expenses	7,389	(6,775)
Related party advances	1,783	(1,710)
Related party accounts payable	16,528	15,146
Operating lease liability	19,665	12,222
Net Cash Used in Operating Activities	(145,847)	(168,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(3,098)
Net Cash Used in Investing Activities	-	(3,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	101,515	143,766
Proceeds from common stock issued for cash	60,500	15,415
Net Cash Provided by Financing Activities	162,015	159,181

EFFECTS OF EXCHANGE RATES ON CASH	(1,682)	132

NET CHANGES IN CASH	14,486	(12,171)
CASH AT BEGINNING OF PERIOD	15,282	27,453

CASH AT END OF PERIOD	$29,768	$15,282

CASH FLOW INFORMATION
NON - CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use operating lease assets obtained in exchange for lease liabilities	$8,700	$85,696
Common Stock issued in settlement of liability	$-	$44,762

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Sangui Biotech International, Inc. (“the Company”) was incorporated in Colorado in 1995. Since 2003 when a comprehensive restructuring of the group was completed, all operations have been carried out by Sangui BioTech GmbH, its 90% owned subsidiary which is headquartered in Witten, Germany. Sangui Biotech International, Inc., (“the Parent Company”) acts as a holding company whose purpose it is to secure financing and access to the capital markets. Effective from June 18, 2018 Sangui BioTech GmbH together with Mölnlycke Health Care GmbH (former: Sastomed GmbH) founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership, with Sangui BioTech GmbH as the general partner (owing 99.8%) and Mölnlycke Health Care GmbH as a limited partner (owning 0.2%).

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

Going Concern

The Company incurred a net loss attributable to common stockholders of $198,890 and used cash in operating activities of $145,847 for the year ended June 30, 2021. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Management plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of receivables, inventories, long-lived assets, and valuation allowance on deferred tax assets. Due to the current dependence of Sangui on the revenue from the license agreement with Mölnlycke Health Care GmbH, management places the highest priority on the sales development in this area in order to be able to recognize potential risks in good time and to take appropriate measures if necessary. These measures include regular and ad hoc discussions with the licensee about its planned business development.

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

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. All equity account balances have been translated at the historical rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2021 and 2020, the Company recognized a  loss on translation adjustment in the amount of $2,237 and a gain of $460, respectively. Losses of $34,585 respectively, gains of $3,680 resulted from foreign currency transactions as of June 30, 2021 and 2020.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2021 and 2020, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2021	0.843845	0.838478
June 30, 2020	0.889150	0.904091

Pursuant to ASC 830-20-35, Foreign Currency Matters, the Company accounts for the translation of transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2021 and 2020.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2021 and 2020 was $816 and $1,209, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2021, and 2020, no impairment was considered necessary.

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable.  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the years ended June 30, 2021 and 2020, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

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

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2021 and 2020, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2021 and 2020.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $8,266 and $8,311 during the fiscal years ended June 30, 2021 and 2020, respectively.

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2021, and 2020, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

ASC 280, "Disclosures about Segments of an Enterprise and Related Information." establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2021, and 2020, the Company has one business segment, which includes the manufacturing and sales of its wound treatment and cosmetic products as well as the licensing of business partners to do the same.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2021 and 2020, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

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

NOTE 2 – LICENSE AGREEMENT & INVESTMENT IN JOINT VENTURE

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2021 and 2020:

Property and Equipment
	June 30,
	2021	2020
Technical and laboratory equipment	$-	$-
Leasehold improvements	-	-
Office equipment and furniture	3,321	3,131
Total property and equipment	3,321	3,131
Less accumulated depreciation and amortization	2,106	1,209
Total property and equipment, net	$1,215	$1,922

Depreciation expense for the years ended June 30, 2021 and 2020 was $816 and $1,209, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2021 and 2020, the Company has recorded $62,485 and $42,359, respectively, in accounts payable to related parties for accrued interest from the related party loans payable below.

Related Party Loans Payable

As of June 30, 2021, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	118,505	5%	36,406	June 30, 2020
December 12, 2017	25,000	29,626	2%	2,104	on demand
January 19, 2018	25,000	29,626	2%	2,042	on demand
March 13, 2018	25,000	29,626	2%	1,956	on demand
July 16, 2018	25,000	29,626	2%	1,753	on demand
September 10, 2018	25,000	29,626	2%	1,662	on demand
October 04, 2018	25,000	29,626	2%	1,623	on demand
December 27, 2018	25,000	29,626	2%	1,487	on demand
January 21, 2019	15,000	17,776	2%	868	on demand

February 26, 2019	25,000	29,626	2%	1,388	on demand
March 20, 2019	25,000	29,626	2%	1,352	on demand
April 08, 2019	20,000	23,701	2%	1,057	on demand
May 09, 2019	30,000	35,552	2%	1,525	on demand
June 21, 2019	30,000	35,552	2%	1,442	on demand
September 17, 2019	20,000	23,701	2%	847	on demand
October 04, 2019	20,000	23,701	2%	825	on demand
October 30, 2019	20,000	23,701	2%	791	on demand
January 08, 2020	10,000	11,851	2%	350	on demand
February 20, 2020	10,000	11,851	2%	322	on demand
March 06, 2020	15,000	17,776	2%	469	on demand
April 01, 2020	10,000	11,851	2%	295	on demand
May 05, 2020	15,000	17,776	2%	410	on demand
June 10, 2020	10,000	11,851	2%	250	on demand
July 27, 2020	10,000	11,851	2%	219	on demand
September 07, 2020	10,000	11,851	2%	192	on demand
September 21, 2020	10,000	11,851	2%	183	on demand
October 09, 2020	15,000	17,776	2%	257	on demand
December 03, 2020	10,000	11,851	2%	136	on demand
January 05, 2021	10,000	11,851	2%	114	on demand
February 11, 2021	10,000	11,851	2%	90	on demand
March 17, 2021	10,000	11,851	2%	68	on demand

Total	635,000	752,508		62,485

On July 27, 2020, September 07, 2020, September 21, 2020, October 09, 2020, December 03, 2020, January 05, 2021, February 11, 2021 and on March 17, 2021 a Company Director advanced amounts totaling Euros 85,000 ($101,515 as of June 30, 2021) to the Company.  The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of June 30, 2021, the notes have total interest accrued of $62,485.

Interest expense for the years ended June 30, 2021 and 2020 was $17,965 and $14,023, respectively.

The company paid to a company director for services received for the years ended June 30, 2021 and 2020 $79,907 and $74,771, respectively.

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2021 and 2020 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with no par value. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Issuances

During the year ended June 30, 2021 the Company issued 3,600,000 shares of common stock for cash at an average of $0.0168 per share, yielding total cash proceeds of $60,500.

During the year ended June 30, 2020 the Company issued 1,822,000 shares of common stock for cash at an average of $0.009 per share, yielding total cash proceeds of $15,415. In addition, the Company issued 2,238,095 shares of common stock for obtaining a settlement in a patent matter valued $44,762 for an average of $0.02 per share. The company recorded an accrual in the amount of $38,048 in the annual financial statements ended June 30, 2019. An additional loss of $6,714 was recorded during the year ended June 30, 2020. The shares issued for obtaining a settlement in a patent matter were valued at the trading price of the common stock on the date the shares were issued.

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2021 and 2020, and during the years ended June 30, 2021 and 2020, no options were issued or outstanding.

Treasury Shares

The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387, at June 30, 2021 and 2020.

NOTE 6 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2021 and 2020 respectively, since the Company incurred net operating losses through June 30, 2021.

Income tax expense for the years ended June 30, 2021 and 2020 differed from the amounts computed by applying the U.S. federal income tax rate of 26 percent respectively as follows:

	June 30,	June 30,
	2021	2020
Income tax benefit at U.S. federal statutory rates	$(57,711)	$(50,113)
Effect of:
Change in valuation allowance	57,711	50,113
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2021 and 2020 are presented below:

	June 30,	June 30,
	2021	2020
Deferred tax assets
Net operating losses	$(7,964,745)	(7,907,034)
Common stock issued for services	130,273	130,273
Debt issued for financing costs	10,500	10,500
Impairment of related parties receivables	269,541	269,541
Change in derivative liabilities	5,892	5,892
Gain on sale of assets	1,456	1,456
Increase (decrease) in valuation allowances	7,547,083	7,489,372
Net deferred taxes	$-	$-

As of June 30, 2021, the Company had net operating loss carryforwards of approximately $33.1 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2021 and 2031. The foreign net operating loss carryforwards do not have an expiration period.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2015 through 2020 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2021 and 2020.

Leases

Effective from June 30, 2019 the Company has closed the site in Witten and relocated its headquarters to Hamburg. The Company leases office facilities from an unrelated third party at 1,131 Euros ($1,348) per month. The office lease contract is beginning in January 2020 and expired June 2026.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month that began June 2018 expired May 2020. The company has extended the expired contract until May 2021. The monthly leasing rate is 670 Euros for the period from June 2020 to May 2021.

The company has signed a leasing contract for a new automobile with a term of 36 months with monthly leasing installments of 338 Euros ($481) and a one-off payment of 9,189 Euros ($10,889) for a new vehicle. The automobile was delivered in August 2021. The leasing contract that expired in May 2021 was continued until the new automobile has been delivered.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2021:

Minimum Lease Payments Under Operating Leases
	Office
Year ending June 30,
2022	13,633
2023	13,878
2024	14,128
Thereafter	29,026

Total Operating Lease Obligations	$70,665

Less: Amount representing imputed interest	$(3,522)
Present Value of minimum lease payments	$67,143

Weighted average discount rate	2%
Weighted average remaining term	5.00	years

License Agreement

As part of an out-of-court settlement of a lawsuit between Sastomed GmbH and a former employee of Sangui regarding the recognition of the inventor's property, Sangui also issued 2,238,095 of its shares to the employee in addition to a license fee on the revenues generated by the license agreement with Sastomed (see Note 2), The subject of the settlement was also the assumption of all legal costs by this employee. Under the agreement between Sangui and Sastomed, Sangui is entitled to half of this reimbursement. The liability of the shares issued was $38,048 and after deducting Sangui's portion of costs incurred that were reimbursed ($10,868), the net amounts settled was $ 27,180 and was reported under accrued payables as of June 30, 2019. A loss of settlement of $6,714 was recorded during the year ended June 30, 2020.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2021 and 2020. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2021 and 2020, respectively, the Company issued no shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued as of June 30, 2021.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2021, the Company issued 1,000,000 shares of common stock for cash at $0.0119 per share, yielding total cash proceeds of $11,867.

On July 29, 2021, a Company Director advanced an amount of Euros 10,000 ($11,851; converted with exchange rate of June 30, 2021) to the Company. The loan is due on demand, accrues interest annually at 2% and is unsecured.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2021, using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2021, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

Additionally, because of management’s assessment, management has determined that there is a significant deficiency with regard to the lack of a backup process for electronic financial information.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

The directors as of June 30, 2021 were as follows

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	66	Non-Executive Director	Dec 18, 2008

Thomas Striepe	59	CEO, CFO & Director	Feb 7, 2005

None of the Directors are related to one another. None of the independent Directors has a business or professional relationship with SGBI and/or the other Directors and substantial shareholders of SGBI, except as follows:

•Since January 2004, SanguiBio Tech GmbH,a subsidiary of the Company has an agreement with Hubertus Schmelz under which the latter serves as a Managing Director on an hourly basis.

The day-to-day operations of SGBI are entrusted to the Executive Directors of SGBI.

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2021, are set out below:

THOMAS STRIEPE, is the Company’s President, CEO and CFO. Prior he has been Vice President Accounting and Controlling at Treukonzept Finance GmbH, Hamburg, Germany, a financial services company. Prior to joining Treukonzept Finance GmbH in 2004, he held management positions in the accounting departments of several German and international corporations. He holds an MBA from Hamburg University.

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

Significant Employees

All significant employees have been engaged based on consulting agreements. They include non-disclosure and exclusivity sections and secure the ongoing relationship. Key personnel the expertise and abilities of which would be difficult to replace.

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

7.Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2021, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Thomas Striepe	2021	79,907 (3)	-	-	-	79,907
-Chief Executive Officer	2020	74,771 (3	-	-	-	74,771
-Chief Financial Officer

Hubertus Schmelz (2)	2021	-	-	-	-	-
	2020	-	-	-	-	-

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

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the fiscal year ended June 30, 2021.

Other Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance as part of any Equity Compensation Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2021, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Wolfgang Jensen Am Berge 9 21376 Eyendorf Germany	19,454,000	9.4%

Common Stock	Hubertus Schmelz Bleichenbrücke 9 20354 Hamburg Germany	18,806,481	9.1%

Common Stock	Mölnlycke Health Care GmbH Brüsseler Straße 2 49124 Georgsmarienhütte Germany	8,406,837	4.1%

Security Ownership of Management

The following table sets forth, as of June 30, 2021, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Bleichenbrücke 9 20354 Hamburg Germany	1,350,000	0.7%

Common Stock	Hubertus Schmelz Bleichenbrücke 9 20354 Hamburg Germany	18,806,481	9.1%

Common Stock	All Officers and Directors as a Group (2 persons)	20,156,481	9,8%

Percentages are calculated based on 206,955,598 shares issued and outstanding as of June 30, 2021.

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

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2020 and 2021.

As of June 30, 2021, and 2020, the Company has recorded $ 15,540 and $8,736, respectively, in accounts payable to related parties for services performed by Company officers and directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2021 and 2020 were Sadler, Gibb & Associates, LLC.

(a)Audit Fees. For the fiscal year ended 2021, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $25,500 as summarized below:

(in $)	2021	2020
Audit Fees	25,500	25,500
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

(b)Audit-Related Fees. For the fiscal year ended 2021 and 2020 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)Tax Fees. For the fiscal years ended 2021 and 2020 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2021 and 2020.

(d)All Other Fees. None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibits

3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Amended and Restated Articles of Incorporation of the Company(2)
3.4	Amended and Restated Bylaws of the Company(2)
21.1	Subsidiaries of the Company(3)
31.01	Certification of CEO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

Notes:

(1) Previously filed as an exhibit to the report on Form 8-K, filed on or about April 4, 2000, and incorporated herein by reference

(2) Previously filed as an exhibit to the report on Form 10-Q, filed on February 25, 2009, and incorporated herein by reference

(3) Previously filed as an exhibit to the report on Form 10-K, filed on September 30, 2020, and incorporated herein by reference

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUI BIOTECH INTERNATIONAL, INC.

/s/ Thomas Striepe Thomas Striepe Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Financial Officer	September 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	September 28, 2021

/s/ Hubertus Schmelz Hubertus Schmelz	Director	September 28, 2021