Form 10-Q
period 2021-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2021-11-12
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Yes ☐       No [X]

As of November 12, 2021, there were 207,955,598 shares of the issuer's Common Stock, no par value, issued and 207,901,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2021

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

Our unaudited condensed consolidated balance sheet as of September 30, 2021 and the audited consolidated balance sheet as of June 30, 2021, our unaudited condensed consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2021, and 2020, our condensed consolidated statements of stockholders’ deficit for the three-month periods ended September 30, 2021, and 2020 and our unaudited condensed consolidated statements of cash flows for the three-month period ended September 30, 2021, and 2020 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2021	2021
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$13,412	$29,768
Prepaid expenses and other assets	8,537	12,020
Tax refunds receivable	2,807	2,286
Accounts receivable, net	22,156	16,631
Note receivable, related party	2,314	5,961

Total Current Assets	49,226	66,666

Property and equipment, net	988	1,215
Operating lease right-of-use asset	84,590	66,241

TOTAL ASSETS	$134,804	$134,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$139,891	$127,311
Accrued interest - related party	65,644	62,485
Notes payable - related party	745,602	752,508
Current portion of operating lease liability	17,093	12,403

Total Current Liabilities	968,230	954,707

Operating lease liability, net of current portion	58,441	54,740

Total Liabilities	1,026,671	1,009,447

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 207,955,598 and 206,955,598 shares issued and 207,901,842 and 206,901,842 shares outstanding respectively	33,100,043	33,088,176
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	89,178	89,670
Accumulated deficit	(37,922,224)	(37,895,315)
Total stockholders' deficit	(239,062)	(223,528)
Non-controlling interest	(652,805)	(651,797)

Total Stockholders' Deficit	(891,867)	(875,325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$134,804	$134,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended
	September 30,
	2021	2020

REVENUES
License revenues	$18,560	$19,880
GROSS MARGIN	18,560	19,880

OPERATING EXPENSES
Research and development	2,827	2,427
Professional fees	43,762	49,914
General and administrative	15,312	11,749
Depreciation and amortization	202	200
Total Operating Expenses	62,103	64,290

OPERATING LOSS	(43,543)	(44,410)

OTHER INCOME (EXPENSE)
Gain (Loss) on foreign exchange	20,333	(27,381)
Interest expense	(4,707)	(4,198)
Total other income (expense)	15,626	(31,579)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(27,917)	(75,989)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(27,917)	(75,989)

Less: Net loss attributable to non-controlling interest	1,008	1,101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(26,909)	$(74,888)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(492)	(433)

COMPREHENSIVE LOSS	$(28,409)	$(76,422)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	207,590,006	203,355,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Deficit
(unaudited)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2021	206,955,598	$33,088,176	$4,513,328	$(19,387)	$89,670	$(651,797)	$(37,895,315)	$(875,325)

Common stock issued for cash	1,000,000	11,867	-	-	-	-	-	11,867

Currency translation adjustment	-	-	-	-	(492)	-	-	(492)

Net loss	-	-	-	-	-	(1,008)	(26,909)	(27,917)

Balance, September 30, 2021	207,955,598	$33,100,043	$4,513,328	$(19,387)	$89,178	$(652,805)	$(37,922,224)	(891,867)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Deficit

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	(729,878)

Currency translation adjustment	-	-	-	-	(433)	-	-	(433)
		-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,101)	(74,888)	(75,989)

Balance, September 30, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,474	$(648,078)	$(37,771,313)	$(806,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,917)	$(75,989)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	202	200
Foreign currency exchange transactions	(20,333)	27,381
Amortization of Right-of-use asset	(5,358)	(5,962)
Changes in operating assets and liabilities
Trade accounts receivable	(6,024)	(13,778)
Prepaid expenses and other current assets	(6,411)	2,401
Tax refunds receivable	(1,705)	5,766
Accounts payable and accrued expenses	14,699	24,784
Related party advances	3,573	(4,636)
Related party accounts payable	3,751	4,185
Operating lease liability	6,070	6,129
Net Cash Used in Operating Activities	(39,453)	(29,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	11,880	35,305
Proceeds from common stock issued for cash	11,867	-
Net Cash Provided by Financing Activities	23,747	35,305

EFFECTS OF EXCHANGE RATES ON CASH	(650)	57

NET CHANGES IN CASH	(16,356)	5,843
CASH AT BEGINNING OF PERIOD	29,768	15,282

CASH AT END OF PERIOD	$13,412	$21,125

CASH FLOW INFORMATION
NON - CASH INVESTING AND FINANCING ACTIVITIES
Initial Right of use operating lease assets	$24,764	$9,289
Initial Right of use operating liabilities	$13,931	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021 and June 30, 2021

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2021. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three- month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2021.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Sangui BioTech International, Inc., its 90% owned foreign subsidiary, Sangui BioTech GmbH and its 99.8% owned foreign subsidiary, Sangui KG. All intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates

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

September 30, 2021 and June 30, 2021

(Unaudited)

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2021 and June 30, 2021 and our unaudited consolidated statements of operations for the three- month periods ended September 30, 2021 and 2020, were calculated as follows:

as of September 30, 2021	0.864045
as of September 30, 2020	0.853595
July 1, 2021 through September 30, 2021	0.848207
July 1, 2020 through September 30, 2020	0.855874

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other Income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,922,224 as of September 30, 2021. The Company incurred a net loss before non-controlling interest of $27,917 for the three-months ended September 30, 2021 and used cash in operating activities of $39,453 during the same three-months ended September 30, 2021. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021 and June 30, 2021

(Unaudited)

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable.  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the years ended June 30, 2021 and for the three month period ended September 3, 2021, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2021, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021 and June 30, 2021

(Unaudited)

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

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month that began June 2018 expired May of 2020. The company extended the expired contract until May 2021 and then continued on a month to month basis, until the new lease vehicle was available. The monthly leasing rate was 670 Euros for the period from June 2020 to May 2021.

The company has signed a leasing contract for a new automobile with a term of 36 months with monthly leasing installments of 338 Euros ($391) and an initial deposit of 9,189 Euros ($10,635) for a new vehicle. The automobile was delivered in August 2021. The leasing contract that expired in May 2021 was continued until the new automobile has been delivered.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021 and June 30, 2021

(Unaudited)

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2021:

Minimum Lease Payments Under Operating Leases
	Office		Automotive	Total
Year ending June 30,
2022	10,015		3,526	13,541
2023	13,554		4,701	18,255
2024	13,798		4,701	18,499
Thereafter	28,345		392	28,737

Total Operating Lease Obligations	$65,712		13,320	$79,032

Less: Amount representing imputed interest	$(3,117)		(381)	$(3,498)
Present Value of minimum lease payments	$62,595		12,939	$75,534

Weighted average discount rate	2%
Weighted average remaining term	4.42	years

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021 and June 30, 2021

(Unaudited)

NOTE 4 – DEBT

Notes Payable Related Parties

As of September 30, 2021, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	115,735	5%	37,013	June 30, 2022
December 12, 2017	25,000	28,934	2%	2,201	on demand
January 19, 2018	25,000	28,934	2%	2,140	on demand
March 13, 2018	25,000	28,934	2%	2,056	on demand
July 16, 2018	25,000	28,934	2%	1,858	on demand
September 10, 2018	25,000	28,934	2%	1,769	on demand
October 04, 2018	25,000	28,934	2%	1,731	on demand
December 27, 2018	25,000	28,934	2%	1,598	on demand
January 21, 2019	15,000	17,360	2%	935	on demand
February 26, 2019	25,000	28,934	2%	1,501	on demand
March 20, 2019	25,000	28,934	2%	1,467	on demand
April 08, 2019	20,000	23,147	2%	1,149	on demand
May 09, 2019	30,000	34,720	2%	1,665	on demand
June 21, 2019	30,000	34,720	2%	1,583	on demand
September 17, 2019	20,000	23,147	2%	944	on demand
October 04, 2019	20,000	23,147	2%	922	on demand
October 30, 2019	20,000	23,147	2%	889	on demand
January 08, 2020	10,000	11,573	2%	400	on demand
February 20, 2020	10,000	11,573	2%	373	on demand
March 06, 2020	15,000	17,360	2%	545	on demand
April 01, 2020	10,000	11,573	2%	347	on demand
May 05, 2020	15,000	17,360	2%	488	on demand
June 10, 2020	10,000	11,573	2%	303	on demand
July 27, 2020	10,000	11,573	2%	273	on demand
September 07, 2020	10,000	11,606	2%	246	on demand
September 21, 2020	10,000	11,685	2%	237	on demand
October 09, 2020	15,000	17,397	2%	339	on demand
December 03, 2020	10,000	11,276	2%	191	on demand
January 05, 2021	10,000	11,130	2%	170	on demand
February 11, 2021	10,000	11,298	2%	146	on demand
March 17, 2021	10,000	11,521	2%	125	on demand
July 29, 2021	10,000	11,573	2%	40	on demand

Total	645,000	745,602		65,644

On July 29, 2021 a Company Director advanced amounts totaling 10,000 Euros ($11,880 as of September 30, 2021) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of September 30, 2021, all notes issued have total interest accrued of $65,644.

Interest expense for the three-month period ended September 30, 2021 and 2020 was $4,707 and $4,198, respectively.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021 and June 30, 2021

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no - par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of September 30, 2021, and June 30, 2021, the Company had 207,955,598 and 206,955,598 shares of common stock issued and 207,901,842 and 206,901,842 shares outstanding, respectively.

During the three - months ended September 30, 2021, the Company sold 1,000,000 shares of its common stock for approximately $11,867 in cash proceeds to one individual at price of approximately $ 0.0119 per share.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is recorded at $19,387 as of September 30, 2021.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2021, a Company Director advanced 20,000 Euros ($23,147) to the Company. The loans are due on demand, accrues interest annually at 2% and are unsecured.

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

FINANCIAL POSITION

During the three-months ended September 30, 2021, our total assets increased $682 from $134,122 on June 30, 2021 to $134,804 on September 30, 2021. An increase of accounts receivable of $5,525 and an increase of operating lease right-of-use assets of $ 18,349 partially offset by a decrease of cash of $ 16,356 from June 30, 2021 to September 30, 2021 were primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance notes payables from related parties. Our stockholders’ deficit increased by $16,542 from ($ 875,325) on June 30, 2021 to ($891,867) on September 30, 2021. The primary factor behind this was net loss attributable to common stockholders of $26,909.

RESULTS OF OPERATIONS

For the three-month period September 30, 2021 and 2020:

REVENUES – Revenues reported were $ 18,560 and 19,880 for the three-months ended September 30, 2021 and 2020 respectively. The decrease of $1,320 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

RESEARCH AND DEVELOPMENT– Research and development expenses increased by $ 400 to $ 2,827 from $2,427 for the three-month periods ending September 30, 2021 and 2020. The increase is mainly attributed to higher fees for patents.

GENERAL AND ADMINISTRATIVE and PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees decreased $2,589 to $59,074 during the three-months ended September 30, 2021, from $61,663 in the respective period of the previous year mainly due lower costs for tax advice and license expenses offset by higher of costs for cars.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $202 and $200 for the three-months ended September 30, 2021 and 2020 respectively.

GAIN/LOSS ON FOREIGN EXCHANGE – The three-month period ended September 30, 2021 shows gains on foreign exchange of $ 20,333 compared to losses of $27,381during the respective period of the previous year, hence a change of $47,714. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - Interest expenses for the three-month period ended September 30, 2021 and 2020 increased by $509 to $4,198 from $4,707. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to $26,909 compared to a loss of $ 74,888 for the three-months ended September 30, 2021 and 2020. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $27,917 or $(0.00) per common share, for the three-months ended September 30, 2021, compared to $75,989 or $(0.00) per common share, during the comparable period in our 2020 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three-months ended September 30, 2021, net cash used in operating activities decreased $9,934 to ($39,453), compared to ($29,519) in the corresponding period of the previous year. This is mainly due to decreased changes in payables and accrued expenses and by decreased changes in prepaid expenses and other current assets.

The Company funded its business in the first three-months ended September 30, 2021 by issuing note payables totaling Euros 10,000 ($11,880) and selling 1,000,000 shares of its common stock for $11,867 cash proceeds .

We had a working capital deficit of approximately $919,004 on September 30, 2021, an increase of approximately $30,963 from June 30, 2021.

On September 30, 2021 compared to June 30, 2021, we had cash of $13,412 compared to $29,768, prepaid expenses of $8,537 compared to $12,020 and accounts receivable of $22,156 compared $16,631. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use Of Proceeds

    On August 03, 2021, the Company sold 1,000,000 shares of its common stock for approximately $11,867 in cash proceeds to one individual at price of approximately $ 0.0119 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2021 and the audited balance sheet as of June 30, 2021, the unaudited condensed consolidated Statements of Operations for the three - month periods ended September 30, 2021 and 2020, the unaudited condensed consolidated Statements of Stockholder’s Deficit as of September 30,  2021 and 2020, and the unaudited condensed consolidated Statements of Cash Flows for the three-month period ended September 30, 2021 and 2020, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: November 12, 2021/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer