Form 10-Q
period 2021-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2022-02-11
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

Yes ☐       No [X]

As of February 11, 2022, there were 209,955,598 shares of the issuer's Common Stock, no par value, issued and 209,901,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2021

INDEX

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements ..............................................................................................................................	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ................	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................	17
Item 4.	Controls and Procedures ........................................................................................................................	18
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	19
Item 1A.	Risk Factors...........................................................................................................................................	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................	19
Item 3.	Defaults Upon Senior Securities ...........................................................................................................	19
Item 5.	Other Information..................................................................................................................................	19
Item 6.	Exhibits..................................................................................................................................................	19

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

Our unaudited condensed consolidated balance sheet as of December 31, 2021 and the audited consolidated balance sheet as of June 30, 2021, our unaudited condensed consolidated statements of operations and comprehensive loss for the three and six-month period ended December 31, 2021, and 2020, our condensed consolidated statements of stockholders’ deficit for the three and six-month periods ended December 31, 2021, and 2020 and our unaudited condensed consolidated statements of cash flows for the six-month period ended December 31, 2021, and 2020 are attached hereto.

1

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2021	2021
	(unaudited)
CURRENT ASSETS

Cash	$8,272	$29,768
Prepaid expenses and other assets	16,169	12,020
Tax refunds receivable	-	2,286
Accounts receivable, net	26,651	16,631
Note receivable, related party	4,691	5,961

Total Current Assets	55,783	66,666

Property and equipment, net	777	1,215
Operating lease right-of-use asset	78,143	66,241

TOTAL ASSETS	$134,703	$134,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$129,784	$127,311
Accrued interest - related party	69,216	62,485
Notes payable - related party	767,053	752,508
Other Current Liabilities	901	-
Current portion of operating lease liability	16,946	12,403

Total Current Liabilities	983,900	954,707

Operating lease liability, net of current portion	53,272	54,740

Total Liabilities	1,037,172	1,009,447

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 207,955,598 and 206,955,598 shares issued and 207,901,842 and 206,901,842 shares outstanding respectively	33,100,043	33,088,176
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	88,737	89,670
Accumulated deficit	(37,932,309)	(37,895,315)
Total stockholders' deficit	(249,588)	(223,528)
Non-controlling interest	(652,881)	(651,797)

Total Stockholders' Deficit	(902,469)	(875,325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$134,703	$134,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

REVENUES
License revenues	$22,172	$10,692	$40,732	$30,572
GROSS MARGIN	22,172	10,692	40,732	30,572

OPERATING EXPENSES
Research and development	1,672	1,995	4,499	4,422
Professional fees	28,847	34,925	72,609	84,839
General and administrative	11,160	11,872	26,472	23,621
Depreciation and amortization	195	204	397	404
Total Operating Expenses	41,874	48,996	103,977	113,286

OPERATING LOSS	(19,702)	(38,304)	(63,245)	(82,714)

OTHER INCOME (EXPENSE)
Gain (Loss) on foreign exchange	14,253	(32,397)	34,586	(59,778)
Interest expense	(4,712)	(4,495)	(9,419)	(8,693)
Total other income (expense)	9,541	(36,892)	25,167	(68,471)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(10,161)	(75,196)	(38,078)	(151,185)

Provision for income taxes	-	-	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(10,161)	(75,196)	(38,078)	(151,185)

Less: Net loss attributable to non-controlling interest	76	1,308	1,084	2,409

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,085)	$(73,888)	$(36,994)	$(148,776)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(441)	(733)	(933)	(1,166)

COMPREHENSIVE LOSS	$(10,602)	$(75,929)	$(39,011)	$(152,351)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	207,955,598	203,355,598	207,771,814	203,355,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended December 31, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, October 1, 2021	207,955,598	$33,100,043	$4,513,328	$(19,387)	$89,178	$(652,805)	$(37,922,224)	$(891,867)

Common stock issued for cash	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(441)	-	-	(441)

Net loss	-	-	-	-	-	(76)	(10,085)	(10,161)

Balance, December 31, 2021	207,955,598	$33,100,043	$4,513,328	$(19,387)	$88,737	$(652,881)	$(37,932,309)	(902,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Six-Month Period Ended December 31, 2021

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, July 1, 2021	206,955,598	$33,088,176	$4,513,328	$(19,387)	$89,670	$(651,797)	$(37,895,315)	$(875,325)

Common stock issued for cash	1,000,000	11,867	-	-	-	-	-	11,867

Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	(933)	-	-	(933)

Net loss	-	-	-	-	-	(1,084)	(36,994)	(38,078)

Balance, December 31, 2021	207,955,598	$33,100,043	$4,513,328	$(19,387)	$88,737	$(652,881)	$(37,932,309)	(902,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended December 31, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, October 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,474	$(648,078)	$(37,771,313)	(806,300)

Currency translation adjustment	-	-	-	-	(733)	-	-	(733)

Net loss	-	-	-	-	-	(1,308)	(73,888)	(75,196)

Balance, December 31, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,741	$(649,386)	$(37,845,201)	$(882,229)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Sic-Month Period Ended December 31, 2020
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

1

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,078)	$(151,185)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	397	404
Foreign currency exchange transactions	(34,586)	59,778
Amortization of Right-of-use asset	(9,394)	(11,299)
Changes in operating assets and liabilities
Trade accounts receivable	(10,905)	(2,784)
Prepaid expenses and other current assets	(18,941)	(4,459)
Tax refunds receivable	2,240	5,588
Accounts payable and accrued expenses	5,878	6,418
Related party advances	5,840	5,400
Related party accounts payable	8,112	8,673
Operating lease liability	11,093	11,639
Net Cash Used in Operating Activities	(78,344)	(71,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	46,445	65,192
Proceeds from common stock issued for cash	11,867	-
Net Cash Provided by Financing Activities	58,312	65,192

EFFECTS OF EXCHANGE RATES ON CASH	(1,464)	194

NET CHANGES IN CASH	(21,496)	(6,441)
CASH AT BEGINNING OF PERIOD	29,768	15,282

CASH AT END OF PERIOD	$8,272	$8,841

CASH FLOW INFORMATION
NON - CASH INVESTING AND FINANCING ACTIVITIES
Initial Right of use operating lease assets	$24,764	$-
Initial Right of operating liabilities	$13,931	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021 and June 30, 2021

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2021. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six - month period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022.

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

December 31, 2021 and June 30, 2021

(Unaudited)

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

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2021 and June 30, 2021 and our unaudited consolidated statements of operations for the six - month periods ended December 31, 2021 and 2020, were calculated as follows:

as of December 31, 2021	0.878975
as of December 31, 2020	0.818065
July 1, 2021 through December 31, 2021	0.861343
July 1, 2020 through December 31, 2020	0.847054

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other Income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,932,309 as of December 31, 2021. The Company incurred a net loss before non-controlling interest of $38,078 for the six-months ended December 31, 2021 and used cash in operating activities of $78,344 during the same six-months ended December 31, 2021. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021 and June 30, 2021

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable.  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the year ended June 30, 2021 and for the six month period ended December 31, 2021, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2021, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021 and June 30, 2021

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

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month that began June 2018 expired May of 2020. The company extended the expired contract until May 2021 and then continued on a month to month basis, until a new lease vehicle was available. The monthly leasing rate was 670 Euros for the period from June 2020 to May 2021.

The company has signed a leasing contract for a new automobile with a term of 36 months with monthly leasing installments of 338 Euros ($385) and an initial deposit of 9,189 Euros ($10,454) for a new vehicle. The automobile was delivered in August 2021. The leasing contract that expired in May 2021 was continued until the new automobile has been delivered.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021 and June 30, 2021

(Unaudited)

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2021:

Minimum Lease Payments Under Operating Leases
	Office		Automotive	Total
Year ending June 30,
2022	6,602		2,310	8,912
2023	13,324		4,621	17,945
2024	13,564		4,621	18,185
Thereafter	27,865		385	28,250

Total Operating Lease Obligations	$61,355		11,937	$73,292

Less: Amount representing imputed interest	$(2,761)		(313)	$(3,074)
Present Value of minimum lease payments	$58,594		11,624	$70,218

Weighted average discount rate	2%
Weighted average remaining term	4.18	years

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021 and June 30, 2021

(Unaudited)

NOTE 4 – DEBT

Notes Payable Related Parties

As of December 31, 2021, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	113,769	5%	37,818	June 30, 2022
December 12, 2017	25,000	28,442	2%	2,307	on demand
January 19, 2018	25,000	28,442	2%	2,247	on demand
March 13, 2018	25,000	28,442	2%	2,165	on demand
July 16, 2018	25,000	28,442	2%	1,970	on demand
September 10, 2018	25,000	28,442	2%	1,883	on demand
October 04, 2018	25,000	28,442	2%	1,845	on demand
December 27, 2018	25,000	28,442	2%	1,714	on demand
January 21, 2019	15,000	17,065	2%	1,005	on demand
February 26, 2019	25,000	28,442	2%	1,619	on demand
March 20, 2019	25,000	28,442	2%	1,585	on demand
April 08, 2019	20,000	22,754	2%	1,244	on demand
May 09, 2019	30,000	34,131	2%	1,808	on demand
June 21, 2019	30,000	34,131	2%	1,728	on demand
September 17, 2019	20,000	22,754	2%	1,042	on demand
October 04, 2019	20,000	22,754	2%	1,021	on demand
October 30, 2019	20,000	22,754	2%	989	on demand
January 08, 2020	10,000	11,377	2%	451	on demand
February 20, 2020	10,000	11,377	2%	424	on demand
March 06, 2020	15,000	17,065	2%	622	on demand
April 01, 2020	10,000	11,377	2%	398	on demand
May 05, 2020	15,000	17,065	2%	566	on demand
June 10, 2020	10,000	11,377	2%	355	on demand
July 27, 2020	10,000	11,377	2%	325	on demand
September 07, 2020	10,000	11,410	2%	299	on demand
September 21, 2020	10,000	11,488	2%	291	on demand
October 09, 2020	15,000	17,102	2%	419	on demand
December 03, 2020	10,000	11,080	2%	245	on demand
January 05, 2021	10,000	10,934	2%	224	on demand
February 11, 2021	10,000	11,101	2%	201	on demand
March 17, 2021	10,000	11,324	2%	180	on demand
July 29, 2021	10,000	11,377	2%	97	on demand
October 04, 2021	20,000	22,754	2%	110	on demand
December 01, 2021	10,000	11,377	2%	19	on demand

On July 29, 2021, October 04, 2021 and December 01,2021 a Company Director advanced amounts totaling 40,000 Euros ($45,508 as of December 31, 2021) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of December 31, 2021, all notes issued have total interest accrued of $69,216.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021 and June 30, 2021

(Unaudited)

Interest expense for the six-month period ended December 31, 2021 and 2020 was $9,419 and $8,693, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no - par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of December 31, 2021, and June 30, 2021, the Company had 207,955,598 and 206,955,598 shares of common stock issued and 207,901,842 and 206,901,842 shares outstanding, respectively.

During the six - months ended December 31, 2021, the Company sold 1,000,000 shares of its common stock for approximately $11,867 in cash proceeds to one individual at price of approximately $ 0.0119 per share.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is recorded at $19,387 as of December 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company sold 2,000,000 shares of its common stock for approximately $ 20,660 in cash proceeds to one individual at price of approximately $0.0103 per share. It was agreed that the purchase price of Euro 18,000 would be paid in cash in the amount of Euro 14,549 and offset against an existing liability in the amount of Euro 3,451.

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

On November 13, 2017, the Company announced that Infirst Healthcare Ltd reported that the United States (US) Food and Drug Administration had granted Fast Track designation to Granulox for the treatment of diabetic foot ulcers. It is the first and only hemoglobin spray to receive the Fast-Track designation - a process designed to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

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

FINANCIAL POSITION

During the six-months ended December 31, 2021, our total assets increased $581 from $134,122 on June 30, 2021 to $134,703 on December 31, 2021. An increase in accounts receivable of $10,020 and an increase in operating lease right-of-use assets of $ 11,902 partially offset by a decrease of cash of $ 21,496 from June 30, 2021 to December 31, 2021 were primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance notes payables from related parties. Our stockholders’ deficit increased by $27,144 from ($ 875,325) on June 30, 2021 to ($902,469) on December 31, 2021. The primary factor behind this was net loss attributable to common stockholders of $36,994.

RESULTS OF OPERATIONS

For the three-month and six-month periods December 31, 2021 and 2020:

REVENUES – Revenues reported were $22,172 and 10,692 for the three-months ended December 31, 2021 and 2020 respectively. For the six-months ended December 31, 2021 and 2020 revenues were $40,732 and $30,572. The increase of $11,480 and the increase of $10,160 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

RESEARCH AND DEVELOPMENT– Research and development expenses decreased by $323 to $1,672 from $1,995 for the three-month periods ending December 31, 2021 and 2020. Research and development expenses increased $77 to $4,499 in the first half-year of our 2022 financial year from $4,422 in the comparable period of the previous year. The development is mainly attributed to fees for patents.

GENERAL AND ADMINISTRATIVE AND PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees decreased $6,790 to $40,007 during the three-months ended December 31, 2021, from $46,797 in the respective period of the previous year mainly due to lower of costs for cars and tax advice. Accumulated general and administrative expenses and professional fees decreased $9,379 to $99,081 in the six-month period ended December 31, 2021, from $108,460 in the respective period of the previous year mainly due to lower of costs for tax advice and cars.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $195 and $204 for the three-months and $397 and $404 for the six-months ended December 31, 2021 and 2020 respectively.

GAIN/LOSS ON FOREIGN EXCHANGE – The three-month period ended December 31, 2021 shows gains on foreign exchange of $ 14,253 compared to losses of $ 32,397 during the respective period of the previous year, hence a change of $46,650. The six-month period ended December 31, 2021 shows gains on foreign exchange of $34,586 compared to losses of $59,778 during the respective period of the previous year, hence a change of $94,364. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - Interest expenses for the three-month period ended December 31, 2021 and 2020 increased by $217 to $4,712 from $4,495. For the six-months ended December 31, 2021 and 2020, interest expense increased by $726 to $9,419 from $8,693. The increase relates to the increase of interest - bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders decreased to $10,085 compared to a loss of $73,888 for the three-months ended December 31, 2021 and 2020 and decreased to $36,994 compared to a loss of $148,776 for the six-months ended December 31, 2021 and 2020 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $10,161 or $(0.00) per common share, for the three-months ended December 31, 2021, compared to $75,196 or $(0.00) per common share, during the comparable period in our 2020 financial year. Our consolidated net loss before non-controlling interest was $38,078 or $(0.00) per common share, for the six-months ended December 31, 2021, compared to $151,185 or $(0.00) per common share, during the comparable period in our 2020 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six-months ended December 31, 2021, net cash used in operating activities increased $6,517 to ($78,344), compared to ($71,827) in the corresponding period of the previous year. This is mainly due to a decreased net loss for the period partially compensated by effects of foreign currency exchange transactions.

The Company funded its business in the first six-months ended December 31, 2021 by issuing note payables totaling Euros 40,000 ($45,508) and selling 1,000,000 shares of its common stock for $11,867 cash proceeds .

We had a working capital deficit of approximately $928,117 on December 31, 2021, an increase of approximately $40,076 from June 30, 2021.

On December 31, 2021 compared to June 30, 2021, we had cash of $8,272 compared to $29,768, prepaid expenses of $16,169 compared to $12,020 and accounts receivable of $26,651 compared $16,631. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the period covered by this report, the Company sold 2,000,000 shares of its common stock for approximately $20,660 in cash proceeds to one individual at price of approximately $0.0103 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2021 and the audited balance sheet as of June 30, 2021, the unaudited condensed consolidated Statements of Operations for the six - month periods ended December 31, 2021 and 2020, the unaudited condensed consolidated Statements of Stockholder’s Deficit as of December 31,  2021 and 2020, and the unaudited condensed consolidated Statements of Cash Flows for the six-month period ended December 31, 2021 and 2020, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: February 11, 2022/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer