Form 10-Q
period 2022-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2022-05-16
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Yes ☐       No [X]

As of May 16, 2022, there were 209,955,598 shares of the issuer's Common Stock, no par value, issued and 209,901,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2022

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

Our unaudited condensed consolidated balance sheet as of March 31, 2022 and the audited consolidated balance sheet as of June 30, 2021, our unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended March 31, 2022, and 2021, our unaudited condensed consolidated statements of stockholders’ deficit for the three and nine-month periods ended March 31, 2022, and 2021 and our unaudited condensed consolidated statements of cash flows for the nine-month period ended March 31, 2022, and 2021 are attached hereto.

1

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2022	2021
	(unaudited)
CURRENT ASSETS

Cash	$67,617	$29,768
Prepaid expenses and other assets	17,649	12,020
Tax refunds receivable	312	2,286
Accounts receivable, net	21,616	16,631
Note receivable, related party	7,599	5,961

Total Current Assets	114,793	66,666

Property and equipment, net	567	1,215
Operating lease right-of-use asset	71,213	66,241

TOTAL ASSETS	$186,573	$134,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$128,562	$127,311
Accrued interest - related party	71,928	62,485
Current portion of Note payable	11,755	-
Notes payable - related party	747,114	752,508
Other Current Liabilities	-	-
Current portion of operating lease liability	16,646	12,403

Total Current Liabilities	976,005	954,707

Operating lease liability, net of current portion	47,743	54,740
Note payable, net of current portion	54,734	-
Total longterm Liabilities	102,477	54,740

Total Liabilities	1,078,482	1,009,447

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 209,955,598 and 206,955,598 shares issued and 209,901,842 and 206,901,842 shares outstanding respectively	33,124,956	33,088,176
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	89,860	89,670
Accumulated deficit	(37,947,171)	(37,895,315)
Total stockholders' deficit	(238,414)	(223,528)
Non-controlling interest	(653,495)	(651,797)

Total Stockholders' Deficit	(891,909)	(875,325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$186,573	$134,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

REVENUES
License revenues	$17,954	$21,182	$58,686	$51,754
GROSS MARGIN	17,954	21,182	58,686	51,754

OPERATING EXPENSES
Research and development	1,979	2,060	6,478	6,482
Professional fees	32,312	32,911	104,921	117,750
General and administrative	11,921	14,330	38,393	37,951
Depreciation and amortization	192	206	589	610
Total Operating Expenses	46,404	49,507	150,381	162,793

OPERATING LOSS	(28,450)	(28,325)	(91,695)	(111,039)

OTHER INCOME (EXPENSE)
Gain (Loss) on foreign exchange	21,790	32,167	56,376	(27,611)
Interest expense	(4,562)	(4,580)	(13,981)	(13,273)
Loss on Settlement on accounts payable	(4,254)	-	(4,254)	-
Total other income (expense)	12,974	27,587	38,141	(40,884)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(15,476)	(738)	(53,554)	(151,923)

Provision for income taxes	-	-	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(15,476)	(738)	(53,554)	(151,923)

Less: Net loss attributable to non-controlling interest	614	648	1,698	3,057

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,862)	$(90)	$(51,856)	$(148,866)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	1,123	(287)	190	(1,453)

COMPREHENSIVE LOSS	$(14,353)	$(1,025)	$(53,364)	$(153,376)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	209,323,453	203,355,598	208,284,597	203,355,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended March 31, 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, January 1, 2022	207,955,598	$33,100,043	$4,513,328	$(19,387)	$88,737	$(652,881)	$(37,932,309)	$(902,469)

Common stock issued for cash	1,616,556	16,478	-	-	-	-	-	16,478

Common stock issued to settle accounts payable	383,444	8,435	-	-	-	-	-	8,435

Currency translation adjustment	-	-	-	-	1,123	-	-	1,123

Net loss	-	-	-	-	-	(614)	(14,862)	(15,476)

Balance, March 31, 2022	209,955,598	$33,124,956	$4,513,328	$(19,387)	$89,860	$(653,495)	$(37,947,171)	$(891,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Nine-Month Period Ended March 31, 2022

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2021	206,955,598	$33,088,176	$4,513,328	$(19,387)	$89,670	$(651,797)	$(37,895,315)	$(875,325)

Common stock issued for cash	2,616,556	28,345	-	-	-	-	-	28,345

Common stock issued to settle accounts payable	383,444	8,435	-	-	-	-	-	8,435
	.
Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	190	-	-	190

Net loss	-	-	-	-	-	(1,698)	(51,856)	(53,554)

Balance, March 31, 2022	209,955,598	$33,124,956	$4,513,328	$(19,387)	$89,860	$(653,495)	$(37,947,171)	$(891,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended March 31, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance, January 1, 2021	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,741	$(649,386)	$(37,845,201)	$(882,229)

Currency translation adjustment	-	-	-	-	(287)	-	-	(287)

Net loss	-	-	-	-	-	(648)	(90)	(738)

Balance, March 31, 2021	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,454	$(650,034)	$(37,845,291)	$(883,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Nine-Month Period Ended March 31, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	$(729,878)

Currency translation adjustment	-	-	-	-	(1,453)	-	-	(1,453)

Net loss	-	-	-	-	-	(3,057)	(148,866)	(151,923)

Balance, March 31, 2021	203,355,598	$33,027,676	$4,513,328	$(19,387)	$90,454	$(650,034)	$(37,845,291)	$(883,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,554)	$(151,923)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	589	610
Foreign currency exchange transactions	(55,573)	27,611
Loss on settlement of debt	4,182	-
Amortization of Right-of-use asset	(13,436)	(16,009)
Changes in operating assets and liabilities
Trade accounts receivable	(6,282)	(15,518)
Prepaid expenses and other current assets	(16,767)	(5,193)
Tax refunds receivable	1,890	6,660
Accounts payable and accrued expenses	10,016	15,604
Related party advances	(2,097)	5,665
Related party accounts payable	11,872	11,852
Operating lease liability	16,041	16,463
Net Cash Used in Operating Activities	(103,119)	(104,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	46,445	101,515
Proceeds from common stock issued for cash	28,345	-
Proceeds from note payable	68,865	-
Net Cash Provided by Financing Activities	143,655	101,515

EFFECTS OF EXCHANGE RATES ON CASH	(2,687)	(999)

NET CHANGES IN CASH	37,849	(3,662)
CASH AT BEGINNING OF PERIOD	29,768	15,282

CASH AT END OF PERIOD	$67,617	$11,620

SUPPLEMENTAL CASH FLOW INFORMATION
NON - CASH INVESTING AND FINANCING ACTIVITIES
Initial Right of use operating lease assets	$24,110	$-
Initial Right of operating liabilities	$13,563	$-
Common Stock issued for settle accounts payables	$8,436	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022 and June 30, 2021

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2021. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Sangui BioTech GmbH and Sangui KG. All intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates

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

March 31, 2022 and June 30, 2021

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2022 and June 30, 2021 and our unaudited consolidated statements of operations for the nine-month periods ended March 31, 2022 and 2021, were calculated as follows:

as of March 31, 2022	0.902405
as of March 31, 2021	0.851250
July 1, 2021 through March 31, 2022	0.871273
July 1, 2020 through March 31, 2021	0.841351

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other Income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,947,171 as of March 31, 2022. The Company incurred a net loss before non-controlling interest of $53,554 for the nine-months ended March 31, 2022 and used cash in operating activities of $103,119 during the same nine-months ended March 31, 2022. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2022 and June 30, 2021

(Unaudited)

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable. The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the year ended June 30, 2021 and for the nine-month period ended March 31, 2022, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2022, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

March 31, 2022 and June 30, 2021

(Unaudited)

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

Leases

The Company leases office facilities from an unrelated third party at 1,172 Euros per month, which amount includes 187 Euros for sales tax. The office lease contract began in January 2020 and expires June 2026.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month that began June 2018 expired May of 2020. The company extended the expired contract until May 2021 and then continued on a month-to-month basis, until a new lease vehicle was available. The monthly leasing rate was 670 Euros for the period from June 2020 to May 2021.

The company has signed a leasing contract for a new automobile with a term of 36 months with monthly leasing installments of 338 Euros ($375) and an initial deposit of 9,189 Euros ($10,183) in May 2021. The automobile was delivered in August 2021. The leasing contract that expired in May 2021 was continued until the new automobile has been delivered.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022 and June 30, 2021

(Unaudited)

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2022:

Minimum Lease Payments Under Operating Leases
	Office		Automotive	Total
Year ending June 30,
2022	3,216		1,125	4,341
2023	12,978		4,501	17,479
2024	13,211		4,501	17,712
Thereafter	27,141		375	27,516

Total Operating Lease Obligations	$56,546		10,502	$67,048

Less: Amount representing imputed interest	$(2,409)		(250)	$(2,659)
Present Value of minimum lease payments	$54,137		10,252	$64,389

Weighted average discount rate	2%
Weighted average remaining term	3.94	years

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022 and June 30, 2021

(Unaudited)

NOTE 4 – DEBT

Notes Payable Related Parties

As of March 31, 2022, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	110,815	5%	38,202	June 30, 2022
December 12, 2017	25,000	27,704	2%	2,383	on demand
January 19, 2018	25,000	27,704	2%	2,326	on demand
March 13, 2018	25,000	27,704	2%	2,245	on demand
July 16, 2018	25,000	27,704	2%	2,055	on demand
September 10, 2018	25,000	27,704	2%	1,970	on demand
October 04, 2018	25,000	27,704	2%	1,934	on demand
December 27, 2018	25,000	27,704	2%	1,806	on demand
January 21, 2019	15,000	16,622	2%	1,061	on demand
February 26, 2019	25,000	27,704	2%	1,714	on demand
March 20, 2019	25,000	27,704	2%	1,680	on demand
April 08, 2019	20,000	22,163	2%	1,321	on demand
May 09, 2019	30,000	33,245	2%	1,925	on demand
June 21, 2019	30,000	33,245	2%	1,847	on demand
September 17, 2019	20,000	22,163	2%	1,125	on demand
October 04, 2019	20,000	22,163	2%	1,104	on demand
October 30, 2019	20,000	22,163	2%	1,072	on demand
January 08, 2020	10,000	11,082	2%	494	on demand
February 20, 2020	10,000	11,082	2%	468	on demand
March 06, 2020	15,000	16,622	2%	688	on demand
April 01, 2020	10,000	11,082	2%	443	on demand
May 05, 2020	15,000	16,622	2%	633	on demand
June 10, 2020	10,000	11,082	2%	400	on demand
July 27, 2020	10,000	11,082	2%	372	on demand
September 07, 2020	10,000	11,114	2%	346	on demand
September 21, 2020	10,000	11,193	2%	338	on demand
October 09, 2020	15,000	16,659	2%	490	on demand
December 03, 2020	10,000	10,784	2%	293	on demand
January 05, 2021	10,000	10,638	2%	273	on demand
February 11, 2021	10,000	10,806	2%	251	on demand
March 17, 2021	10,000	11,029	2%	230	on demand
July 29, 2021	10,000	11,082	2%	149	on demand
October 04, 2021	20,000	22,163	2%	216	on demand
December 01, 2021	10,000	11,082	2%	73	on demand

Total	675,000	747,114		71,928

On July 29, 2021, October 04, 2021, and December 01, 2021 a Company Director advanced amounts totaling 40,000 Euros ($44,326 as of March 31, 2022) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022 and June 30, 2021

(Unaudited)

As of March 31, 2022, all notes issued have total interest accrued of $71,928.

Interest expense for the nine-month period ended March 31, 2022 and 2021 was $13,981 and $13,273, respectively.

Notes payable

On March 25, 2022, the Company entered into a note for 60,000 Euros ($66,489) and accrues interest annually at 6.0%.  Interest and principal will be repaid in 60 equal monthly installments of 1,160 Euros starting at the end of April 2022. The last installment is due on March 31, 2027. The loan is secured by the assignment of future receivables from the license agreement relating to the wound spray.

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no-par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of March 31, 2022, and June 30, 2021, the Company had 209,955,598 and 206,955,598 shares of common stock issued and 209,901,842 and 206,901,842 shares outstanding, respectively.

During the nine-months ended March 31, 2022, the Company sold 1,000,000 shares of its common stock for approximately $11,867 in cash proceeds to one individual at price of approximately $0.0119 per share. The Company sold 1,616,556 shares of its common stock for approximately $16,478 in cash proceeds to one individual at price of approximately $ 0.0102 per share. It was also agreed with the same individual to settle a liability of the company of $8,435 by issuing 383,444 shares of its common stock. This resulted in a loss on settlement of accounts payable of $4,254, which was charged to shareholders' equity.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is recorded at $19,387 as of March 31, 2022.

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

On November 13, 2017, the Company announced that Infirst Healthcare Ltd reported that the United States  Food and Drug Administration had granted Fast Track designation to Granulox for the treatment of diabetic foot ulcers. It is the first and only hemoglobin spray to receive the Fast-Track designation - a process designed to facilitate the development, and expedite the review of, new therapies to treat serious conditions and fill an unmet medical need.

Despite the positive reviews of our product, Granulox sales have become more volatile. We remain confident, however, that SastoMed will be able to considerably increase its sales in conjunction with increased distribution of the product into more international markets.

In December 2010, Sangui GmbH established a joint venture company with SanderStrothmann GmbH of Georgsmarienhuette, Germany, under the name of SastoMed GmbH. This enterprise was in charge of obtaining the CE mark certification authorizing the distribution of one of the Company’s products in the member states of the European Union. Effective December 31, 2015, Sangui GmbH sold its stake in Sastomed GmbH to SanderStrohmann GmbH.

On or about June 18, 2018, Sangui GmbH together with Sastomed GmbH founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership. On June 22, 2018, Sangui KG acquired all the rights in the license agreement made on December 17, 2010, between Sastomed GmbH and Sangui GmbH.

Pursuant to the contracts dated May 2, 2018 and November 11, 2018 between Sangui GmbH and Sangui KG, respectively, and a former contractor Sangui KG grants that contractor a license fee on the license income received by Sangui for his previous services as a co-inventor. The license fee is 10% similar to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

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

Effective July 27, 2020, Sastomed GmbH was merged with its parent company Mölnlycke Health Care GmbH, Düsseldorf. As a result of the merger, the license agreement between Sastomed GmbH and Sangui Know-How und Patentverwertungsgesellschaft mbH & Co. KG is transferred with all rights and obligations to the Mölnlycke Health Care GmbH.

FINANCIAL POSITION

During the nine-months ended March 31, 2022, our total assets increased $52,451 from $134,122 on June 30, 2021 to $186,573 on March 31, 2022. An increase in accounts receivable of $4,985 and an increase in operating lease right-of-use assets of $ 4,972 and an increase of cash of $ 37,849 from June 30, 2021 to March 31, 2022 were primarily responsible for the increase in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance notes payables from related parties and third parties. Our stockholders’ deficit increased by $16,584 from ($875,325) on June 30, 2021 to ($891,909) on March 31, 2022. The primary factor behind this was net loss attributable to common stockholders of $51,856.

RESULTS OF OPERATIONS

For the three-month and nine-month periods March 31, 2022 and 2021:

REVENUES – Revenues reported were $17,954 and $21,182 for the three-months ended March 31, 2022 and 2021 respectively. For the nine-months ended March 31, 2022 and 2021 revenues were $58,686 and $51,754. The decrease of $3,228 and the increase of $6,932 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

RESEARCH AND DEVELOPMENT– Research and development expenses decreased by $81 to $1,979 from $2,060 for the three-month periods ending March 31, 2022 and 2021. Research and development expenses decreased $4 to $6,478 in the first nine-months of our 2022 financial year from $6,482 in the comparable period of the previous year. The development is mainly attributed to fees for patents.

GENERAL AND ADMINISTRATIVE AND PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees decreased $3,008 to $44,233 during the three-months ended March 31, 2022, from $47,241 in the respective period of the previous year mainly due to lower of costs for cars and tax advice. Accumulated general and administrative expenses and professional fees decreased $12,387 to $143,314 in the nine-month period ended March 31, 2022, from $155,701 in the respective period of the previous year mainly due to lower of costs for tax advice and cars.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $192 and $206 for the three-months and $589 and $610 for the nine-months ended March 31, 2022 and 2021 respectively.

GAIN/LOSS ON FOREIGN EXCHANGE – The three-month period ended March 31, 2022 shows gains on foreign exchange of $21,790 compared to gains of $32,167 during the respective period of the previous year, hence a change of $10,377. The nine-month period ended March 31, 2022 shows gains on foreign exchange of $56,376 compared to losses of $27,611 during the respective period of the previous year, hence a change of $83,987. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - Interest expenses for the three-month period ended March 31, 2022 and 2021 decreased by $18 to $4,562 from $4,580. For the nine-months ended March 31, 2022 and 2021, interest expense increased by $708 to $13,981 from $13,273. The increase relates to the increase of interest-bearing debt financing.

LOSS ON SETTLEMENT ON ACCOUNTS PAYABLE - For a liability of $8,435 the company issued 383,444 shares of its common stock. This resulted in a loss on settlement of accounts payable of $4,254.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to $14,862 compared to a loss of $90 for the three-months ended March 31, 2022 and 2021 and decreased to $51,856 compared to a loss of $148,866 for the nine-months ended March 31, 2022 and 2021 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $15,476 or $(0.00) per common share, for the three-months ended March 31, 2022, compared to $738 or $(0.00) per common share, during the comparable period in our 2021 financial year. Our consolidated net loss before non-controlling interest was $53,554 or $(0.00) per common share, for the nine-months ended March 31, 2022, compared to $151,923 or $(0.00) per common share, during the comparable period in our 2021 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended March 31, 2022, net cash used in operating activities decreased $1,059 to ($103,119), compared to ($104,178) in the corresponding period of the previous year. This is mainly due to a decreased net loss for the period partially compensated by effects of foreign currency exchange transactions.

The Company funded its business in the first nine-months ended March 31, 2022 by issuing note payables totaling Euros 100,000 ($112,934) and selling 2,616,556 shares of its common stock for $28,345 cash proceeds .

We had a working capital deficit of approximately $861,212 on March 31, 2022, a decrease of approximately $26,829 from June 30, 2021.

On March 31, 2022 compared to June 30, 2021, we had cash of $67,617 compared to $29,768, prepaid expenses of $17,649 compared to $12,020 and accounts receivable of $21,616 compared $16,631. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2022, the Company sold 1,616,556 shares of its common stock for approximately $16,478 in cash proceeds to one individual at price of approximately $0.0102 per share. On January 14, 2022 the company also agreed with one individual the settlement of accounts payable of $8,435 by issuing a further 383,444 shares of its common stock. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of March 31, 2022 and the audited balance sheet as of June 30, 2021, the unaudited condensed consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2022 and 2021, the unaudited condensed consolidated Statements of Stockholder’s Deficit three-month and nine-month periods ended March 31, 2022 and 2021, and the unaudited condensed consolidated Statements of Cash Flows for the nine-month period ended March 31, 2022 and 2021, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

SANGUI BIOTECH INTERNATIONAL, INC.

Dated: May 16, 2022

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer