Form 10-K
period 2022-06-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2022-09-28
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

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

Yes ☐ No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business  day of the registrant’s most recently completed second fiscal quarter was $1,892,012.

As of September 28, 2022, there were 209,955,598 shares of the Issuer's Common Stock, no par value, issued and 209,901,842 shares outstanding.

Documents Incorporated by Reference: None

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

Sangui BioTech GmbH, (“Sangui GmbH”) develops hemoglobin-based artificial oxygen carriers for use as blood additives, blood volume substitutes and variant products thereof. Sangui GmbH has also developed an anti-aging cosmetic line and several of related products aimed at improving oxygen supply to the skin. Enhanced oxygen supply is the key to improved wound healing; therefore, the Company has extended its product portfolio to contain wound pads and other wound management products. The facilities of Sangui GmbH were located on the premises of the Forschungs- und Entwicklungszentrum of the University of Witten/Herdecke, Witten, Germany. Effective June 30, 2019 Sangui GmbH has closed the site in Witten and relocated its headquarters to Hamburg, Germany.

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

Effective July 27, 2020, Sastomed GmbH was merged with its parent company Mölnlycke Health Care GmbH, Düsseldorf. As a result of the merger, the license agreement between Sastomed GmbH and Sangui KG is transferred with all rights and obligations to the receiving Mölnlycke Health Care GmbH.

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

To date, neither SGBI nor its subsidiaries has had profitable operations. The Company has never been profitable, and through June 30, 2022, SGBI's accumulated deficit has exceeded $38.0 million. The Company may continue to incur substantial losses over the next several years as it pursues its development, marketing and market entry efforts, testing activities and other growth operations. No assurance can be given that our programs will be successful.

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

During the fourth quarter of our 2014 financial year, the company filed a patent application aimed at significantly expanding the protection of our hemoglobin formulations. It encompassed a greater array of ischemic conditions of the human body, an example of which would be severe dysfunctions of the lung.

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

Also, during the first quarter of our 2015 financial year, we were notified that the period for objection against European Patent EP 2550973 (“Wound Spray”) elapsed without any objection being raised. The patent, therefore, had become effective and legally binding.

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

Effective December 31, 2015, Sangui GmbH sold its 25- % stake in Sastomed GmbH to SanderStrohmann GmbH. Also, effective December 31, 2015, SanderStrohmann GmbH increased the capital of Sastomed GmbH by €500,000 to strengthen the capital base of Sastomed GmbH.

Effective June 18, 2018, Sangui GmbH together with Sastomed GmbH founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership with Sangui GmbH being the general partner with 99.8% ownership, and Sastomed GmbH as the limited partner with 0.2% ownership. On June 22, 2018, Sangui KG has acquired all rights in the license agreement dated December 17, 2010 between Sastomed GmbH from Sangui GmbH. All material content of the license agreement remains unchanged after the transition from Sangui GmbH to Sangui KG. This also applies to the pledge of the European patent, EP 1485120 concerning the Hemo2 spray, to the Sastomed GmbH.

Effective July 27, 2020, Sastomed GmbH was merged with its parent company Mölnlycke Health Care GmbH, Düsseldorf. As a result of the merger, the license agreement between Sastomed GmbH and Sangui KG was transferred with all rights and obligations to the receiving Mölnlycke Health Care GmbH.

Granulox sales by our distribution partner Mölnlycke Health Care GmbH have become more volatile and declining. We remain confident, however, that Mölnlycke Health Care GmbH will be able to considerably increase its sales along with more international markets entering actual distribution of the product.

Patents and Proprietary Rights

The Company seeks patent protection for all of its research and development projects, and all the most important modifications and improvements thereto. As of June 30, 2022, SanguiBioTech GmbH has been granted patents in two patent families, and additionally, it has applied for additional patents. One of the patents has been filed in the United States of America (US), and two as international patent applications with the European Patent Office (EP). Validation of granted EP patents in all cases includes Germany, France, Great Britain, Italy, and Spain. Below are listed the most important of the rights held by the Company.

1. Hemoglobin-Hyperpolymers

DE 10 2013 014 651 EP 14758344 EP 3 041 495 B1 US 10.646.507 B2	“Compositions for Improved Tissue Oxygenation by Peritoneal Ventilation” (Patent granted, end of duration 2033)

2. Wound Management

EP 1 485 120

“Use of one or more natural or modified oxygen carriers, devoid of plasma and cellular membrane constituents, for externally treating open, in particular chronic wounds” (patent granted, end of duration 2023)

Manufacturing, Marketing and Distribution

Manufacturing, marketing and distribution are not core competencies of the company. It is our strategy, therefore, to outsource such business processes to external partners. In selecting and mandating them, special attention is being paid to their experience, reputation and standing including the required quality management systems and certifications.

Research and Development

Research and development are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $8,565 and $8,266 during the fiscal years ended June 30, 2022 and 2021, respectively.

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

Dependence on One of Few Major Customers

As of June 30, 2022, and June 30, 2021, all of revenues and trade receivables were generated by Mölnlycke Health Care GmbH, the licensee of the global distribution rights of the Sangui developed wound spray technology known as Granulox. During the year ended June 30, 2021, one customer accounted for 100% of sales. During the year ended June 30, 2022, this one licensee accounted for 100% of sales.

Human Resources

We consider our relations with our employees to be favorable. As of June 30, 2022, the Company, and our subsidiaries, had no employees. For management, research and development purposes, the Company has consulting arrangements with five individuals and one related entity.

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

Risks Related to Ukrainian Crises

Russia’s recent military intervention in Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs. These and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to world-wide economic reversals. In these circumstances, receipt of supplies and products may be interrupted or may be delayed or otherwise negatively impact our operations.

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

One customer accounted for our revenues for the year ended June 30, 2022, and loss of this customer could adversely affect our results of operations, financial condition, and profitability.

During our fiscal year ended June 30, 2022, one customer accounted for our entire revenue. Our customers’ need for our products and technology depends on many factors, and if any of the factors change significantly, our customers’ demand for our products might decline substantially.

The loss of this customer would most likely have a materially adverse effect on our results of operations and financial condition. At the minimum, it would have a materially adverse effect on our operations during the short-term until we are able to generate replacement customers. For more information about dependence on a few major customers, please see Item 1. Description of Business - “Dependence on One or Few Major Customers.”

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

The manufacture of the products involves several steps and requires compliance with stringent quality control specifications imposed by us and by the FDA or similar regulatory bodies under the law of the respective countries. Typically, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA or similar regulatory bodies under the law of the respective countries. For these reasons, we would not be able to quickly replace its manufacturing capacity if one of our manufacturing contractors or partners were unable to use their manufacturing facilities because of a fire, natural disaster, equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's Good Manufacturing Practice (“GMP”) requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity to manufacture the products would have a material adverse effect on our business and results of operations.

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

Risks resulting from investing and financing activities

We may, from time to time in the ordinary course of business carry out certain investing or financing transactions including extending loans to non-related third parties or the purchase of treasury stocks. Such transactions are subject to certain risks including but not limited to the inability of borrowers to redeem interest and principal of such loans, the inability of the company to capitalize on collaterals provided by the borrowers if any, or the devaluation of the treasury stock. If one or more of these risks occur, the Company may be confronted with the situation that it in turn may not be able to refinance its ongoing operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company leases office facilities in Hamburg, Germany from an unrelated third party at a rate of 1,100 Euros per month. The office lease is for the period of January 2020 through June 2026.

Rent expense was approximately $14,500 and $15,300 during the years ended June 30, 2022 and 2021, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our business

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2022, our common stock was traded on the OTCQB Venture Marketplace under the symbol SGBI as well as on the OTC markets of the Berlin and Hamburg-Hannover stock exchanges in Germany. There is currently a limited public market for our Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.

The following table sets forth the high and low closing prices for shares of SGBI common stock for the fiscal periods noted, as reported by OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock Closing Prices (US$)
	High	Low
2022	$	$
Quarter ended September 2021	0.035	0.017
Quarter ended December 2021	0.040	0.010
Quarter ended March 2022	0.025	0.010
Quarter ended June 2022	0.017	0.008
2021	$	$
Quarter ended September 2020	0.038	0.011
Quarter ended December 2020	0.025	0.011
Quarter ended March 2021	0.092	0.020
Quarter ended June 2021	0.066	0.022

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

On September 18, 2022, the closing quotation per share for our common stock as reported on the OTCQB was $0.008.

Holders

 On June 30, 2022, the number of record holders of the Company's common stock was approximately 852. This figure does not include the number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.

Transfer Agent and Registrar

Our transfer agent is EQ by Equiniti Trust Company whose address is 1110 Centre Pointe Curve, #10, Mendota Heights, MN 55120

Dividends

The company did not pay any cash dividends during the past two fiscal years and does not contemplate paying dividends in the foreseeable future. Future dividend policy will be determined by the Board of Directors of the Company in light of prevailing financial need and earnings, if any, of the Company and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company as of June 30, 2022, has no equity compensation plans previously approved by stockholders or equity compensation plans not previously approved by stockholders.

Performance Graph

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide a performance graph.

Issuer Purchases of Equity Securities

The Company holds 53,756 shares of its common stock. The treasury stock is valued using the Treasury Stock Method at $19,387.

Recent Sales of Unregistered Securities

On August 3, 2021, the Company sold 1,000,000 shares of its common stock for approximately $11,867 to one individual, at price of approximately $0.0119 per share. On January 14, 2022 the Company sold 1,616,556 shares of its common stock for approximately $16,478 in cash proceeds to one individual at price of approximately $ 0.0102 per share. The same individual agreed to settle a liability of the company of $8,436 by accepting the issuance of 383,444 shares of its common stock. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Sales of Unregistered Securities Subsequent to the Period Covered by this Report

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to future events or our future performance. The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, we cannot assure that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

CRITICAL ACCOUNTING POLICIES: Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended June 30, 2022. The following are our critical accounting policies:

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

Type of Revenue

During the period and in previous year the Company derives revenue only from licensing fees on sales of its wound spray product from one licensee.

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

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Research and development costs totaled $8,565 and $8,266 during the fiscal years ended June 30, 2022 and 2021, respectively.

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit). For the periods ending June 30, 2022 and 2021, the Company recognized foreign currency translation gain of $6,930 and loss of $2,237.

The exchange rates used to calculate values and results for the years ended June 30, 2022 and 2021 were as follows (USD):

	Year-end Rates	Average Period Rates
June 30, 2022	0.953800	0.888231
June 30, 2021	0.843845	0.838478

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

Going concern

The Company incurred a net loss attributable to common stockholders of $59,310 and used cash in operating activities of $140,456 for the year ended June 30, 2022. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the

Company is dependent on funds raised through equity or debt offerings. The Company plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

FINANCIAL POSITION

Our current assets increased by $1,043 or 2%, from $66,666 on June 30, 2021 to $ 67,709 on June 30, 2022. The increase is primarily attributable to increases in notes receivable, related party and cash in the year ended June 30, 2022.

Our net property and equipment are $358 on June 30, 2022 and $1,215 on June 30, 2021, a decrease of $857.

We funded our operations primarily through our existing cash reserves and cash received from the issuance of shares of common stock and notes payables from related parties. The Company’s stockholders’ deficit was increased from $875,325 on June 30, 2021 to $894,957 as of June 30, 2022. The primary reason for the increase in the deficit was the net loss of $59,310 offset by issuance of common stock totalling approximately $36,780.

REVENUES. Revenues increased 5% to $69,190 during the year ended June 30, 2022 from $65,585 in the previous fiscal year. This increase is due to increase in income from royalties due from sales of the wound spray product due to restructuring of sales and warehousing at the licensee which effected the previous fiscal year.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $8,565 during the year ended June 30, 2022 from $8,266 during the 2021 fiscal year. The increase is mainly attributed to lower fees for patents.

OTHER OPERATING EXPENSES. Professional fees for 2022 decreased to $146,096 from $158,962 in 2021 due to lower expenses for accounting and tax advice and lower costs for patent filing. General and administrative expenses increased by $4,526, due lower costs for rent and vehicles. Overall Total Operating Expenses decreased by $8,087 or 4%.

OTHER INCOME (EXPENSE). – The period ended June 30, 2022 expenses of $76,104 compared to an income of $52,572 during the respective period of the previous year, hence a change of $128,676. The changes relate to Gains on foreign currency exchange of $99,722 in 2022 compared to losses of $34,585 in 2021, an increase of interest expenses of $1,377 and an increase of loss on settlement on accounts payable of $4,254.

NET LOSS. As a result of the above and other factors, the Company's consolidated net loss attributable to common stockholders was $ 59,310 or ($0.00) per common share in 2022, as compared to $198,890 or ($0.00) per common share in 2021.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2022, net cash used in operating activities decreased to $140,456 from $145,847 for the year ended June 30, 2021 due to contrary developments that almost canceled each other out: essentially a decrease of net loss, offset by an increase of Foreign currency exchange transactions.

For the year ended June 30, 2022, net cash provided by financing activities decreased from $162,015 received during the fiscal year 2021 to net proceeds of $142,340 received in fiscal year 2022. The decrease came about due to decreases of proceeds from common stock issued for cash and related party note payables offset by an increase of proceeds from note payable.

We had net working capital deficit of $867,910 on June 30, 2022, compared to a deficit of $888,041 at June 30, 2021, primarily attributed to an increase of notes payables and accrued expenses. The Company had increases in cash, accounts receivable and prepaid expenses, and decreases in tax funds receivables and note receivables, related parties.

The Company incurred a net loss applicable to common stockholders of $59,310 and used cash in operating activities of $140,456 for the year ended June 30, 2022. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available, on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Currently, it is the core strategy of the Company to license its technologies to industry partners.  The current state of the sales efforts, in particular with regard to the Granulox product, distributed by our former joint venture partner, Mölnlycke Health Care GmbH, has convinced management to believe that income from these agreements can reasonably be anticipated to begin during the 2023 fiscal year. The Company will need substantial additional funding to fulfill its business plan. The Company intends to explore financing sources for its future development activities. No assurance can be given that these efforts will be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGUI BIOTECH INTERNATIONAL, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

SANGUI BIOTECH INTERNATIONAL, INC.

Table of Contents

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sangui Biotech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sangui Biotech International, Inc. (“the Company”) as of June 30, 2022, and 2021, the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

September 28, 2022

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2022	2021

CURRENT ASSETS

Cash	$30,469	$29,768
Prepaid expenses and other assets	11,822	12,020
Tax refunds receivable	1,979	2,286
Accounts receivable, net	13,312	16,631
Note receivable, related party	10,127	5,961

Total Current Assets	67,709	66,666

Property and equipment, net	358	1,215
Operating lease right-of-use asset	62,721	66,241

TOTAL ASSETS	$130,788	$134,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$128,385	$127,311
Accrued interest - related party	72,365	62,485
Current portion of Note payable	11,290	-
Notes payable - related party	707,696	752,508
Current portion of operating lease liability	15,883	12,403

Total Current Liabilities	935,619	954,707

Operating lease liability, net of current portion	41,228	54,740
Note payable, net of current portion	48,898	-
Total longterm Liabilities	90,126	54,740

Total Liabilities	1,025,745	1,009,447

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized, 209,955,598 and 206,955,598 shares issued and 209,901,842 and 206,901,842 shares outstanding respectively	33,124,956	33,088,176
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	96,600	89,670
Accumulated deficit	(37,954,625)	(37,895,315)
Total stockholders' deficit	(239,128)	(223,528)
Non-controlling interest	(655,829)	(651,797)

Total Stockholders' Deficit	(894,957)	(875,325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$130,788	$134,122

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	June 30,
	2022	2021

REVENUES
License revenues	$69,190	$65,585
GROSS MARGIN	69,190	65,585

OPERATING EXPENSES
Research and development	8,565	8,266
Professional fees	146,096	158,962
General and administrative	53,205	48,679
Depreciation and amortization	770	816
Total Operating Expenses	208,636	216,723

OPERATING LOSS	(139,446)	(151,138)

OTHER INCOME (EXPENSE)
Gain (Loss) on foreign exchange	99,722	(34,585)
Interest expense	(19,364)	(17,987)
Loss on Settlement on accounts payable	(4,254)	-
Total other income (expense)	76,104	(52,572)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(63,342)	(203,710)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(63,342)	(203,710)

Less: Net loss attributable to non-controlling interest	4,032	4,820

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(59,310)	$(198,890)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	6,930	(2,237)

COMPREHENSIVE LOSS	$(56,412)	$(205,947)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	208,604,727	204,191,664

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Deficit

Twelve-Month Period Ended June 30, 2022

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2021	206,955,598	$33,088,176	$4,513,328	$(19,387)	$89,670	$(651,797)	$(37,895,315)	$(875,325)

Common stock issued for cash	2,616,556	28,345	-	-	-	-	-	28,345

Common stock issued to settle accounts payable	383,444	8,435	-	-	-	-	-	8,435

Common stock issued for services	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	6,930	-	-	6,930

Net loss	-	-	-	-	-	(4,032)	(59,310)	(63,342)

Balance June 30, 2022	209,955,598	$33,124,956	$4,513,328	$(19,387)	$96,600	$(655,829)	$(37,954,625)	(894,957)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Deficit

Twelve-Month Period Ended June 30, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2020	203,355,598	$33,027,676	$4,513,328	$(19,387)	$91,907	$(646,977)	$(37,696,425)	(729,878)

Common stock issued for cash								-

Common stock issued for cash								-

Common stock issued for services								-

Common stock issued for cash	3,600,000	60,500						60,500

Currency translation adjustment	-	-	-	-	(2,237)	-	-	(2,237)

Net loss	-	-	-	-	-	(4,820)	(198,890)	(203,710)

Balance June 30, 2021	206,955,598	$33,088,176	$4,513,328	$(19,387)	$89,670	$(651,797)	$(37,895,315)	$(875,325)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,342)	$(203,710)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	770	816
Foreign currency exchange transactions	(99,722)	34,585
Loss on settlement of debt	4,182	-
Amortization of Right-of-use asset	20,733	19,665
Changes in operating assets and liabilities
Trade accounts receivable	1,505	(6,773)
Prepaid expenses and other current assets	(11,709)	(2,161)
Tax refunds receivable	46	5,131
Accounts payable and accrued expenses	15,551	7,389
Related party advances	(5,211)	1,783
Related party accounts payable	13,980	16,528
Operating lease liability	(17,239)	(19,100)
Net Cash Used in Operating Activities	(140,456)	(145,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	46,445	101,515
Proceeds from common stock issued for cash	28,345	60,500
Proceeds from note payable	68,686	-
Repayment of note payable	(1,136)
Net Cash Provided by Financing Activities	142,340	162,015

EFFECTS OF EXCHANGE RATES ON CASH	(1,183)	(1,682)

NET CHANGES IN CASH	701	14,486
CASH AT BEGINNING OF PERIOD	29,768	15,282

CASH AT END OF PERIOD	$30,469	$29,768

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$999	$-

NON - CASH INVESTING AND FINANCING ACTIVITIES
Initial Right of use operating lease assets	$24,110	$-
Initial Right of operating liabilities	$13,563	$8,700
Common Stock issued for settle accounts payables	$8,436	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Sangui Biotech International, Inc. (“the Company”) was incorporated in Colorado in 1995. Since 2003 when a comprehensive restructuring of the group was completed, all operations have been carried out by Sangui BioTech GmbH, its 90% owned subsidiary which is headquartered in Hamburg, Germany. Sangui Biotech International, Inc., (“the Parent Company”) acts as a holding company whose purpose it is to secure financing and access to the capital markets. Effective from June 18, 2018 Sangui BioTech GmbH together with Mölnlycke Health Care GmbH (former: Sastomed GmbH) founded Sangui Know-How- und Patentverwertungsgesellschaft mbH & Co. KG (“Sangui KG”). Sangui KG is a limited partnership, with Sangui BioTech GmbH as the general partner (owing 99.8%) and Mölnlycke Health Care GmbH as a limited partner (owning 0.2%).

Sangui BioTech GmbH is engaged in the development of technologies aimed at improved supply of oxygen to the human body such as wound management products in particular a wound spray based on natural hemoglobin, wound dressings based on Chitosan (a natural polymer), artificial oxygen carriers (external applications of hemoglobin, blood substitutes and blood additives) and cosmetics. Otherwise, the Company does not produce nor market its products. It has adopted the strategy to license its technologies to industry partners in exchange for royalties. In the pursuit of this strategy, the Company established a joint venture company in December 2010 for the purposes of marketing and selling the wound spray product in Germany and of preparing its market entry in several other European countries and Mexico. As consideration for the license, the Company is paid royalties on all sales of this product and is entitled to a 25 % share of all future profits of the joint venture. Effective December 31, 2017 the Company sold its 25% share of the joint venture to its co-partner.  On June 22, 2018, Sangui KG has acquired all rights in the license agreement concluded on December 17, 2010 with Sastomed GmbH from Sangui BioTech GmbH.

Going Concern

The Company incurred a net loss attributable to common stockholders of $59,310 and used cash in operating activities of $140,456 for the year ended June 30, 2022. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line; however, obtaining additional financing through stock offerings or other feasible financing alternatives may be difficult or even impossible. In order for the Company to continue operating at its existing levels, it will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Management plans to continue to raise necessary capital through both notes payable, as well as stock sales.

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

Foreign Currency Translation

The functional currency of the Company’s Sangui GmbH and Sangui KG subsidiaries is the local currency, the Euro. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. All equity account balances have been translated at the historical rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2022 and 2021, the Company recognized a gain on translation adjustment in the amount of $6,930 and a loss of $2,237, respectively. Gains of $99,722 respectively, losses of $34,585 resulted from foreign currency transactions as of June 30, 2022 and 2021.

The exchange rates used to calculate values and results of operations for the years ended June 30, 2022 and 2021, were as follows:

	Year-end Rates	Average Period Rates
June 30, 2022	0.953800	0.888231
June 30, 2021	0.843845	0.838478

Pursuant to ASC 830-20-35, Foreign Currency Matters, the Company accounts for the translation of transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in General & Administrative expenses.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. The Company maintains its cash in uninsured bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts. The Company had no cash equivalents outstanding as of June 30, 2022 and 2021.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the expected useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Depreciation expense for the years ended June 30, 2022 and 2021 was $770 and $816, respectively. Expenditures for normal maintenance and routine repairs are charged to expense, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and certain identifiable intangibles to be held and used are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On a regular basis and at least annually, the Company evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including business plans, economic projections, and anticipated future cash flows. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. As of June 30, 2022, and 2021, no impairment was considered necessary.

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable.  The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the years ended June 30, 2022 and 2021, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

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

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. ASC 740 applies to all tax positions accounted for under ASC 740. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of provision for income taxes in the consolidated statements of operations. For the years ended June 30, 2022 and 2021, the Company did not recognize any such interest or penalties, nor were any interest fees or penalties accrued as of June 30, 2022 and 2021.

Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. Research and development costs totaled $8,565 and $8,266 during the fiscal years ended June 30, 2022 and 2021, respectively.

Basic and Diluted Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2022, and 2021, the Company had no potentially dilutive securities that would affect the loss per share if they were to be included in the loss per share.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

Segments of an Enterprise and Related Information

ASC 280, "Disclosures about Segments of an Enterprise and Related Information." establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers, if any. As of June 30, 2022, and 2021, the Company has one business segment, which includes the manufacturing and sales of its wound treatment and cosmetic products as well as the licensing of business partners to do the same.

Non-controlling Interests

On June 11, 2008, the Company’s wholly-owned German subsidiary, Sangui Biotech GmbH (“GmbH”) issued 11,400 shares of its previously unissued common stock for cash proceeds of $1,140,759. These shares amount to 10 percent of the GmbH’s total outstanding common stock, which totaled 113,800 shares of as June 30, 2022 and 2021, respectively. The Company accounts for these non-controlling interests pursuant to ASC 810 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

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

Pursuant to the contracts dated May 2, 2018 and November 11, 2018 between Sangui GmbH respectively Sangui KG and a former contractor Sangui KG grant that contractor a license fee on the license income received by Sangui for his previous services as a co-inventor. The license fee is 10% analogously to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2022 and 2021:

Property and Equipment

	June 30,
	2022	2021
Technical and laboratory equipment	$-	$-
Leasehold improvements	-	-
Office equipment and furniture	2,938	3,321
Total property and equipment	2,938	3,321
Less accumulated depreciation and amortization	2,580	2,106
Total property and equipment, net	$358	$1,215

Depreciation expense for the years ended June 30, 2022 and 2021 was $770 and $816, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2022 and 2021, the Company has recorded $72,365 and $62,485, respectively, in accounts payable to related parties for accrued interest from the related party loans payable below.

Related Party Loans Payable

As of June 30, 2022, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	104,844	5%	37,451	June 30, 2022
December 12, 2017	25,000	26,211	2%	2,386	on demand
January 19, 2018	25,000	26,211	2%	2,331	on demand
March 13, 2018	25,000	26,211	2%	2,255	on demand
July 16, 2018	25,000	26,211	2%	2,075	on demand
September 10, 2018	25,000	26,211	2%	1,995	on demand
October 04, 2018	25,000	26,211	2%	1,960	on demand
December 27, 2018	25,000	26,211	2%	1,840	on demand
January 21, 2019	15,000	15,727	2%	1,082	on demand
February 26, 2019	25,000	26,211	2%	1,752	on demand
March 20, 2019	25,000	26,211	2%	1,721	on demand
April 08, 2019	20,000	20,969	2%	1,355	on demand
May 09, 2019	30,000	31,453	2%	1,979	on demand
June 21, 2019	30,000	31,453	2%	1,904	on demand
September 17, 2019	20,000	20,969	2%	1,169	on demand
October 04, 2019	20,000	20,969	2%	1,149	on demand
October 30, 2019	20,000	20,969	2%	1,119	on demand
January 08, 2020	10,000	10,484	2%	519	on demand
February 20, 2020	10,000	10,484	2%	495	on demand
March 06, 2020	15,000	15,727	2%	729	on demand
April 01, 2020	10,000	10,484	2%	471	on demand
May 05, 2020	15,000	15,727	2%	677	on demand
June 10, 2020	10,000	10,484	2%	431	on demand
July 27, 2020	10,000	10,484	2%	404	on demand
September 07, 2020	10,000	10,484	2%	380	on demand
September 21, 2020	10,000	10,484	2%	372	on demand
October 09, 2020	15,000	15,727	2%	542	on demand
December 03, 2020	10,000	10,484	2%	330	on demand
January 05, 2021	10,000	10,484	2%	311	on demand
February 11, 2021	10,000	10,484	2%	290	on demand
March 17, 2021	10,000	10,484	2%	270	on demand
July 29, 2021	10,000	10,484	2%	193	on demand
October 04, 2021	20,000	20,969	2%	309	on demand
December 01, 2021	10,000	10,484	2%	121	on demand

Total	675,000	707,696		72,367

On July 29, 2021, October 04, 2021, and December 01, 2021 a Company Director advanced amounts totaling 40,000 Euros ($41,938 as of June 30, 2022) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of June 30, 2022, the notes have total interest accrued of $72,367.

Interest expense for the years ended June 30, 2022 and 2021 was $18,345 and $17,965, respectively.

The company paid to a company director for services received for the years ended June 30, 2022 and 2021 $82,621 and $79,907, respectively.

On July 29, 2021, October 04, 2021, and December 01, 2021 a Company Director advanced amounts totaling 40,000 Euros ($41,938 as of June 30, 2022) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

On July 01, 2021, the Company received a loan of 1,733 Euros from a third party. The interest rate is 1.0% p.a. As of June 30, 2022 interest of 17 Euros ($18) has been accrued. The capital and accrued interest are to be repaid on June 30, 2023. The loan is unsecured.

On March 28, 2022, the Company received a loan of 60,000 Euros from a third party. The capital and interest are to be repaid in 60 equal monthly annuities of 1,160 Euros starting on April 30, 2022. The interest rate is 6.0% p.a. The loan is secured by the assignment of license claims. As agreed, 887 Euros in interest and repayments of 2,593 Euros were paid in the year ending June 30, 2022. The remaining debt as of June 30, 2022 is 57,407 Euros ($60,188).

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates. During the financial years ended June 30, 2022 and 2021 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with no par value. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

Common Stock Issuances

During the year ended June 30, 2022 the Company issued 1,000,000 shares of common stock for cash at an average of $0.0119 per share, yielding total cash proceeds of $11,867.

During the year ended June 30, 2022 the Company issued 1,616,556 shares of common stock for cash at an average of $0.0102 per share, yielding total cash proceeds of $16,478. In addition, the Company issued 383,444 shares of common stock to settle a liability of the company of $8,435. A loss of $4,254 was recorded during the year ended June 30, 2022.

Stock Options

From time to time, the Company may issue stock options pursuant to various agreements and other contemporary agreements. At June 30, 2022 and 2021, and during the years ended June 30, 2022 and 2021, no options were issued or outstanding.

Treasury Shares

The Company holds 53,756 of its common stock as treasury stock, which is valued at cost of $19,387, at June 30, 2022 and 2021.

NOTE 6 - INCOME TAX PROVISION

The Company’s provision for income taxes was $-0- and $-0- for the years ended June 30, 2022 and 2021 respectively, since the Company incurred net operating losses through June 30, 2022.

Income tax expense for the years ended June 30, 2022 and 2021 differed from the amounts computed by applying the U.S. federal income tax rate of 29 percent respectively as follows:

	June 30,	June 30,
	2022	2021
Income tax benefit at U.S. federal statutory rates	$(17,210)	$(57,711)
Effect of:
Change in valuation allowance	17,210	57,711
Provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2022 and 2021 are presented below:

	June 30,	June 30,
	2022	2021
Deferred tax assets
Net operating losses	$(7,981,955)	(7,964,745)
Common stock issued for services	130,273	130,273
Debt issued for financing costs	10,500	10,500
Impairment of related parties receivables	269,541	269,541
Change in derivative liabilities	5,892	5,892
Gain on sale of assets	1,456	1,456
Increase (decrease) in valuation allowances	7,564,293	7,547,083
Net deferred taxes	$-	$-

As of June 30, 2022, the Company had net operating loss carryforwards of approximately $31.3 million which is available to offset future taxable federal, state and foreign income. The federal and state carryforward amounts expire in varying amounts between 2022 and 2032. The foreign net operating loss carryforwards do not have an expiration period.

The Company has evaluated its uncertain tax positions and determined that any required adjustments for unrecognized tax benefits would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company’s tax filings for 2016 through 2021 remain subject to examination by tax authorities for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has recorded a reserve for indemnities and guarantees of $-0- as of June 30, 2022 and 2021.

Leases

Effective from June 30, 2019 the Company has closed the site in Witten and relocated its headquarters to Hamburg. The Company leases office facilities from an unrelated third party at 1,172Euros ($1,229) per month. The office lease contract is beginning in January 2020 and expired June 2026.

The Company also leases an automobile under an operating lease. The lease provides for a lease payment of 538 Euros per month that began June 2018 expired May 2020. The company has extended the expired contract until May 2021. The monthly leasing rate is 670 Euros for the period from June 2020 to May 2021.

The company has signed a leasing contract for a new automobile with a term of 36 months with monthly leasing installments of 338 Euros ($355) and a one-off payment of 9,189 Euros ($9,634) for a new vehicle. The automobile was delivered in August 2021. The leasing contract that expired in May 2021 was continued until the new automobile has been delivered.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2022:

Minimum Lease Payments Under Operating Leases
	Office		Automotive	Total
Year ending June 30,
2023	12,279		4,258	16,537
2024	12,500		4,258	16,758
2025	12,725		355	13,080
Thereafter	12,953		-	12,953

Total Operating Lease Obligations	$50,457		8,871	$59,328

Less: Amount representing imputed interest	$(2,028)		(189)	$(2,217)
Present Value of minimum lease payments	$48,429		8,682	$57,111

Weighted average discount rate	2%
Weighted average remaining term	3.71	years

NOTE 8 – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of ASC 718 for the years ended June 30, 2022 and 2021. There were no common shares or stock options outstanding, issued or granted to employees during these reporting periods.

On April 28, 2004, the Company adopted the 2004 Employee Stock Incentive Plan (“the Plan”). Under the terms of this plan the Board was authorized to issue up to 1,000,000 shares of common stock to certain eligible employees of the Company or its subsidiaries. All of these shares were issued pursuant to the plan prior to June 30, 2007. On September 22, 2008 the Company adopted the 2008 Amended and Restated Long-Term Equity Incentive Plan, whereby the Board was authorized to issue up to 10,000,000 shares of common stock (including incentive stock options) to certain eligible employees, directors, and/or consultants of the Company or its subsidiaries. During the years ended June 30, 2022 and 2021, respectively, the Company issued no shares pursuant to this Plan. All shares available under the 2008 Long-Term Equity Incentive Plan had been issued as of June 30, 2022.

NOTE 9 – SUBSEQUENT EVENTS

None

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2022, using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation of the effectiveness of the internal controls over financial reporting as of June 30, 2022, management has concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

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

None

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

The directors as of June 30, 2022 were as follows

Name	Age	Position with the Company	Director Since
Hubertus Schmelz	67	Non-Executive Director	Dec 18, 2008

Thomas Striepe	60	CEO, CFO & Director	Feb 7, 2005

Term of Office

Our executive officers are elected annually by the Board of Directors. Our directors serve one-year terms or until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

Family Relationships

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

Business Experience

The business and working experience of the Directors and key Executive Officers of SGBI as of June 30, 2022, are set out below:

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

Based solely upon a review of copies of the reports filed, we believe that during the year ended June 30, 2022, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

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

ITEM 11.EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods ending June 30, 2022 and June 30, 2021.

.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Thomas Striepe, CEO & CFO, Director	2022	82,621 (3)	-	-	-	82,621
	2021	79,907 (3)	-	-	-	79,907

Hubertus Schmelz, Director(2)	2022	-	-	-	-	-
	2021	-	-	-	-	-

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

(2) Hubertus Schmelz serves as the General Manager of the Company’s 90% owned subsidiary, Sangui Biotech, GMBH.

(3) See Item 13 below, Certain Relationships and Related Transactions, and Director Independence.

Narrative Disclosure to Summary Compensation Table

The Company signed a consulting contract with Thomas Striepe, on April 01, 2018. Pursuant to this agreement, Mr. Striepe provides investor relations, accounting and other administrative services to

Sangui Inc. and Sangui GmbH for monthly payments (excluding sales tax) of EUR 3,000 (Sangui Inc.) and EUR 2,000 (Sangui). The agreement between Mr. Striepe and Sangui Inc. has a one-year term which automatically extends an additional year if it is not earlier terminated by either party by written notice ninety days prior to December 31st each year.

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

No Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Outstanding Equity Awards at Fiscal Year-End Table and Narrative

The Company had no outstanding equity awards at fiscal year-end.

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the fiscal year ended June 30, 2022.

Other Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of June 30, 2022, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 209,955,598 shares of common stock outstanding:

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2022, certain information concerning ownership of shares of Common Stock by any person who is the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Hubertus Schmelz Bleichenbrücke 9 20354 Hamburg Germany	17,606,481	8.4%

Common Stock	Mölnlycke Health Care GmbH Grafenberger Allee 297 40237 Düsseldorf Germany	8,406,837	4.0%

Security Ownership of Management

The following table sets forth, as of June 30, 2022, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Thomas Striepe Bleichenbrücke 9 20354 Hamburg Germany	1,350,000	0.6%

Common Stock	Hubertus Schmelz Bleichenbrücke 9 20354 Hamburg Germany	17,606,481	8.4%

Common Stock	All Officers and Directors as a Group (2 persons)	18,956,481	9.0%

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

The Company has an agreement with the Company's former President and CEO, pursuant to which he is entitled to three percent royalties of gross revenues earned with any product based on his inventions. No royalties were outstanding, paid or earned in fiscal years 2021 and 2022.

As of June 30, 2022, and 2021, the Company has recorded $ 23,756 and $15,540, respectively, in accounts payable to related parties for services performed by Company officers and directors.

Related Party Loans Payable

See “Related Party Transaction” disclosed in the Notes to the attached financials in footnote 4.

Consulting Contract with Thomas Striepe.

The Company signed a consulting contract with Thomas Striepe, covering certain administrative services on April 01, 2018. See Item 11. Executive Compensation and Other Information.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

The Company’s independent accountants for the fiscal year ended June 30, 2022 and 2021 were Sadler, Gibb & Associates, LLC.

(a)Audit Fees. For the fiscal year ended 2022, the aggregate fees billed by Sadler, Gibb & Associates for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $25,500 as summarized below:

(in $)	2022	2021
Audit Fees	25,500	25,500
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

(b)Audit-Related Fees. For the fiscal year ended 2022 and 2021 fees billed by Sadler, Gibb & Associates were an aggregate $0 for any audit-related services other than as set forth in paragraph (a) above.

(c)Tax Fees. For the fiscal years ended 2022 and 2021 Sadler, Gibb & Associates did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2022 and 2021.

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

Notes:

(1) Previously filed as an exhibit to the report on Form 8-K, filed on or about April 4, 2000, and incorporated herein by reference

(2) Previously filed as an exhibit to the report on Form 10-Q, filed on February 25, 2009, and incorporated herein by reference

(3) Previously filed as an exhibit to the report on Form 10-K, filed on September 30, 2021, and incorporated herein by reference

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

Signatures	Title	Date
/s/ Thomas Striepe Thomas Striepe	Director	September 28, 2022

/s/ Hubertus Schmelz Hubertus Schmelz	Director	September 28, 2022