Form 10-Q
period 2022-09-30
SANGUI BIOTECH INTERNATIONAL INC
filed 2022-11-10
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes ☐       No [X]

As of November 11, 2022, there were 209,955,598 shares of the issuer's Common Stock, no par value, issued and 209,901,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2022

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

Our unaudited condensed consolidated balance sheet as of September 30, 2022 and the audited consolidated balance sheet as of June 30, 2022, our unaudited condensed consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2022, and 2021, our unaudited condensed consolidated statements of stockholders’ deficit for the three-month period ended September 30, 2022, and 2021 and our unaudited condensed consolidated statements of cash flows for the three-month period ended September 30, 2022, and 2021 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2022	2022
	unaudited
CURRENT ASSETS

Cash	$6,699	$30,469
Prepaid expenses and other assets	6,763	11,822
Tax refunds receivable	-	1,979
Accounts receivable, net	47,830	13,312
Note receivable, related party	11,837	10,127

Total Current Assets	73,129	67,709

Property and equipment, net	167	358
Operating lease right-of-use asset	54,170	62,721

TOTAL ASSETS	$127,466	$130,788

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$149,733	$128,385
Tax payable	3,880	-
Accrued interest - related party	71,600	72,365
Current portion of Note payable	10,695	11,290
Notes payable - related party	660,437	707,696
Current portion of operating lease liability	14,948	15,883

Total Current Liabilities	911,293	935,619

Operating lease liability, net of current portion	34,777	41,228
Note payable, net of current portion	42,899	48,898
Total long-term Liabilities	77,676	90,126

Total Liabilities	988,969	1,025,745

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 209,955,598 and 209,955,598 shares issued and 209,901,842 and 209,901,842 shares outstanding respectively	33,124,956	33,124,956
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	105,120	96,600
Accumulated deficit	(37,931,393)	(37,954,625)
Total stockholders' deficit	(207,376)	(239,128)
Non-controlling interest	(654,127)	(655,829)

Total Stockholders’ Deficit	(861,503)	(894,957)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127,466	$130,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended
	September 30,
	2022	2021

REVENUES
License revenues	$41,029	$18,560
TOTAL REVENUES	41,029	18,560

OPERATING EXPENSES
Research and development	2,343	2,827
Professional fees	42,874	43,762
General and administrative	11,843	15,312
Depreciation and amortization	171	202
Total Operating Expenses	57,231	62,103

OPERATING LOSS	(16,202)	(43,543)

OTHER INCOME (EXPENSE)
Gain on foreign exchange	46,196	20,333
Interest expense	(5,060)	(4,707)
Total other income	41,136	15,626

NET INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	24,934	(27,917)

Provision for income taxes	-	-
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	24,934	(27,917)

Less: Net loss attributable to non-controlling interest	(1,702)	1,008

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,232	$(26,909)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	8,520	(492)

COMPREHENSIVE INCOME (LOSS)	$33,454	$(28,409)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	209,955,598	207,590,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended September 30, 2022

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2022	209,955,598	$33,124,956	$4,513,328	$(19,387)	$96,600	$(655,829)	$(37,954,625)	$(894,957)

Currency translation adjustment	-	-	-	-	8,520	-	-	8,520

Net income (loss)	-	-	-	-	-	1,702	23,232	24,934

Balance September 30, 2022	209,955,598	$33,124,956	$4,513,328	$(19,387)	$105,120	$(654,127)	$(37,931,393)	$(861,503)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended September 30, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2021	206,955,598	$33,088,176	$4,513,328	$(19,387)	$89,670	$(651,797)	$(37,895,315)	(875,325)

Common stock issued for cash	1,000,000	11,867						11,867

Currency translation adjustment	-	-	-	-	(492)	-	-	(492)

Net income (loss)	-	-	-	-	-	(1,008)	(26,909)	(27,917)

Balance September 30, 2021	207,955,598	$33,100,043	$4,513,328	$(19,387)	$89,178	$(652,805)	$(37,922,224)	$(891,867)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,934	$(27,917)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	171	202
Foreign currency exchange transactions	(46,196)	(20,333)
Amortization of Right-of-use asset	4,489	(5,358)
Changes in operating assets and liabilities
Trade accounts receivable	(36,436)	(6,024)
Prepaid expenses and other current assets	4,614	(6,411)
Tax refunds receivable	1,901	(1,705)
Tax payable	3,993	-
Accounts payable and accrued expenses	20,685	14,699
Related party advances	(2,456)	3,573
Related party accounts payable	2,287	3,751
Operating lease liability	(3,675)	6,070
Net Cash Used in Operating Activities	(25,689)	(39,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	-	11,880
Proceeds from common stock issued for cash	-	11,867
Repayment of note payable	(2,650)	-
Net Cash Provided by Financing Activities	(2,650)	23,747

EFFECTS OF EXCHANGE RATES ON CASH	4,569	(650)

NET CHANGES IN CASH	(23,770)	(16,356)
CASH AT BEGINNING OF PERIOD	30,469	29,768

CASH AT END OF PERIOD	$6,699	$13,412

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$842	$-

NON - CASH INVESTING AND FINANCING ACTIVITIES
Initial Right of use operating lease assets	$-	$24,764
Initial Right of operating liabilities	$-	$13,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022 and June 30, 2022

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2022. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023.

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

September 30, 2022 and June 30, 2022

(Unaudited)

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

Exchanges rates used for the preparation of the consolidated balance sheet as of September 30, 2022, and June 30, 2022 and our unaudited consolidated statements of operations for the three-month periods ended September 30, 2022 and 2021, were calculated as follows:

as of September 30, 2022	1.022050
as of September 30, 2021	0.864045
July 1, 2022 through September 30, 2022	0.992832
July 1, 2021 through September 30, 2021	0.848207

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other Income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $37,931,393 as of September 30, 2022. The Company incurred a net income before non-controlling interest of $24,934 for the three-months ended September 30, 2022 and used cash in operating activities of $25,689 during the same three-months ended September 30, 2022. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2022 and June 30, 2022

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable. The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the three-month period ended September 30, 2022 and 2021, the Company recognized bad debt expense in the amounts of $0 and $0, respectively

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2022, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

September 30, 2022 and June 30, 2022

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

The company has signed a leasing contract for a new automobile with a term of 36 months with monthly leasing installments of 338 Euros ($331) and an initial deposit of 9,189 Euros ($8,991) in May 2021. The automobile was delivered in August 2021. The leasing contract that expired in May 2021 was continued until the new automobile was delivered.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022 and June 30, 2022

(Unaudited)

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2022:

Minimum Lease Payments Under Operating Leases
	Office		Automotive	Total
Year ending June 30,
2023	8,619		2,980	11,599
2024	11,665		3,974	15,639
2025	11,875		331	12,206
Thereafter	12,090		-	12,090

Total Operating Lease Obligations	$44,249		7,285	51,534

Less: Amount representing imputed interest	$(1,671)		(138)	(1,809)
Present Value of minimum lease payments	$42,578		7,147	49,725

Weighted average discount rate	2%
Weighted average remaining term	3.47	years

License Agreement

Pursuant to the contracts dated May 2, 2018, and November 11, 2018 between Sangui GmbH and Sangui KG, respectively, and a former contractor, Sangui KG grants that contractor a license fee on the license income received by Sangui for his previous services as a co-inventor. The license fee is 10% analogously to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

NOTE 4 – DEBT

Notes Payable Related Parties

As of September 30, 2022, the Company had outstanding the following loans payable due to a Company Director:

On July 29, 2021, October 04, 2021, and December 01, 2021 a Company Director advanced amounts totaling 40,000 Euros ($39,137 as of September 30, 2022) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of September 30, 2022, all notes issued have total interest accrued of $71,600.

Interest expense for the three-month period ended September 30, 2022 and 2021 was $5,060 and $4,707, respectively.

Notes payable

On March 25, 2022, the Company entered into a note for 60,000 Euros ($58,706) and accrues interest annually at 6.0%.  Interest and principal will be repaid in 60 equal monthly installments of 1,160 Euros starting at the end of April 2022. The last installment is due on March 31, 2027. The loan is secured by the assignment of future receivables from the license agreement relating to the wound spray. The remaining debt as of September 30, 2022, is 54,775 Euros ($53,594).

On July 01, 2021, the Company received a loan of 1,733 Euros ($1,696) from a third party. The interest rate is 1.0% p.a. As of September 30, 2022 interest of 4 Euros ($) has been accrued. The capital and accrued interest are to be repaid on June 30, 2023. The loan is unsecured.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022 and June 30, 2022

(Unaudited)

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	97,843	5%	36,183	June 30, 2022
December 12, 2017	25,000	24,461	2%	2,350	on demand
January 19, 2018	25,000	24,461	2%	2,299	on demand
March 13, 2018	25,000	24,461	2%	2,228	on demand
July 16, 2018	25,000	24,461	2%	2,060	on demand
September 10, 2018	25,000	24,461	2%	1,985	on demand
October 04, 2018	25,000	24,461	2%	1,953	on demand
December 27, 2018	25,000	24,461	2%	1,840	on demand
January 21, 2019	15,000	14,676	2%	1,084	on demand
February 26, 2019	25,000	24,461	2%	1,758	on demand
March 20, 2019	25,000	24,461	2%	1,729	on demand
April 08, 2019	20,000	19,569	2%	1,363	on demand
May 09, 2019	30,000	29,353	2%	1,994	on demand
June 21, 2019	30,000	29,353	2%	1,925	on demand
September 17, 2019	20,000	19,569	2%	1,189	on demand
October 04, 2019	20,000	19,569	2%	1,171	on demand
October 30, 2019	20,000	19,569	2%	1,143	on demand
January 08, 2020	10,000	9,784	2%	534	on demand
February 20, 2020	10,000	9,784	2%	511	on demand
March 06, 2020	15,000	14,676	2%	754	on demand
April 01, 2020	10,000	9,784	2%	489	on demand
May 05, 2020	15,000	14,676	2%	706	on demand
June 10, 2020	10,000	9,784	2%	451	on demand
July 27, 2020	10,000	9,784	2%	426	on demand
September 07, 2020	10,000	9,784	2%	404	on demand
September 21, 2020	10,000	9,784	2%	396	on demand
October 09, 2020	15,000	14,676	2%	580	on demand
December 03, 2020	10,000	9,784	2%	357	on demand
January 05, 2021	10,000	9,784	2%	339	on demand
February 11, 2021	10,000	9,784	2%	320	on demand
March 17, 2021	10,000	9,784	2%	301	on demand
July 29, 2021	10,000	9,784	2%	229	on demand
October 04, 2021	20,000	19,569	2%	387	on demand
December 01, 2021	10,000	9,784	2%	162	on demand

Total	675,000	660,437		71,600

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022 and June 30, 2022

(Unaudited)

Common Stock – The Company is authorized to issue 250,000,000 shares of no-par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of September 30, 2022, and June 30, 2022, the Company had 209,955,598 and 209,955,598 shares of common stock issued and 209,901,842 and 209,901,842 shares outstanding, respectively.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is recorded at $19,387 as of September 30, 2022.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2022, a Company Director advanced 13,000 Euros ($12,720) to the Company. The loans are due on demand, accrues interest annually at 2% and are unsecured.

On October 31, 2022,  the Company was notified by the OTC Markets Group (the “OTC”) that the OTC had determined to commence proceedings to delist its common stock (the “Common Stock”) from the OTCQB as a result of the Company’s failure to comply with the continued listing standard set forth in the OTCQB Standards, Section 2.3(2) which states that the company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.”

On November 2, 2022, the Company’s Common Stock was automatically be moved down to, and was available to immediately trade, on the Pink Market, which is also operated by OTC Markets Group Inc. The Company will continue to be traded under the symbol “SGBI,” and the Company intends to remain current in its Security and Exchange Commission public reporting requirements following the transfer to the Pink Market.

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

Nano Formulations for the Regeneration of the Skin

Healthy skin is supplied with oxygen both from the inside as well as through diffusion from the outside. A lack of oxygen will cause degenerative alterations, ranging from premature aging to surface damage, and even as extensive as causing open wounds. The cause for the lack of oxygen may be a part of the normal aging process, but it may also be caused by burns, radiation, trauma, or a medical condition. Impairment of the blood flow, for example caused by diabetes mellitus or by chronic venous insufficiency, can also lead to insufficient oxygen supply and the resulting skin damage.

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

Effective July 27, 2020, Sastomed GmbH was merged with its parent company Mölnlycke Health Care GmbH, Düsseldorf. As a result of the merger, the license agreement between Sastomed GmbH and Sangui Know-How und Patentverwertungsgesellschaft mbH & Co. KG was transferred with all rights and obligations to the Mölnlycke Health Care GmbH.

FINANCIAL POSITION

During the three-months ended September 30, 2022, our total assets decreased $3,322 from $130,788 on June 30, 2022 to $127,466 on September 30, 2022. An increase in accounts receivable of $34,518, a decrease in operating lease right-of-use assets of $ 8,551 and a decrease of cash of $ 23,770 from June 30, 2022 to September 30, 2022 were primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance notes payables from related parties and third parties. Our stockholders’ deficit decreased by $33,454 from ($894,957) on June 30, 2022 to ($861,503) on September 30, 2022. The primary factor behind this was net income attributable to common stockholders of $23,232.

RESULTS OF OPERATIONS

For the three-month period September 30, 2022 and 2021:

REVENUES – For the three-months ended September 30, 2022 and 2021 revenues reported were $41,029 and $18,560. The increase of $22,469 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

RESEARCH AND DEVELOPMENT–Research and development expenses decreased $484 to $2,343 in the first three-months of our 2022 financial year from $2,827 in the comparable period of the previous year. The development is mainly attributed to fees for patents.

GENERAL AND ADMINISTRATIVE AND PROFESSIONAL FEES – Accumulated general and administrative expenses and professional fees decreased $4,357 to $54,717 in the three-month period ended September 30, 2022, from $59,074 in the respective period of the previous year mainly due to lower of costs for cars.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $ $171 and $202 for the three-months ended September 30, 2022 and 2021 respectively.

GAIN/LOSS ON FOREIGN EXCHANGE - The three-month period ended September 30, 2022 shows gains on foreign exchange of $46,196 compared to gains of $20,333 during the respective period of the previous year, hence a change of $25,863. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - For the three-months ended September 30, 2022 and 2021, interest expense increased by $353 to $5,060 from $4,707. The increase relates to the increase of interest-bearing debt financing.

NET INCOME (LOSS) - As a result of the above factors, the net result attributed to common shareholders shows a income of $23,232 compared to a loss of $26,909 for the three-months ended September 30, 2022 and 2021 respectively. The loss per share for both periods was $(0.00).

Our consolidated net income before non-controlling interest was $24,934 or $(0.00) per common share, for the three-months ended September 30, 2022, compared to a net loss of  $27,917 or $(0.00) per common share, during the comparable period in our 2022 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the three-months ended September 30, 2022, net cash used in operating activities decreased $13,764 to ($25,689), compared to ($39,453) in the corresponding period of the previous year. This is mainly due to the achievement of a profit in the reporting period in contrast to the loss of the comparison period. This effect is partially compensated by effects of foreign currency exchange transactions and trade accounts receivable.

We had a working capital deficit of approximately $838,164 on September 30, 2022, a decrease of approximately $29,746 from June 30, 2022.

On September 30, 2022 compared to June 30, 2022, we had cash of $6,699 compared to $30,469, prepaid expenses of $6,763 compared to $11,822 and accounts receivable of $47,830 compared $13,312. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

Subsequent to the period covered by this report, on October 31, 2022, Sangui BioTech International, Inc. was notified by the OTC Markets Group (the “OTC”) that the OTC had determined to commence proceedings to delist its common stock (the “Common Stock”) from the OTCQB as a result of the Company’s failure to comply with the continued listing standard set forth in the OTCQB Standards, Section 2.3(2) which states that the company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.”

On November 2, 2022, the Common Stock was automatically moved down to, and was available to immediately trade, on the Pink Market, which is also operated by OTC Markets Group Inc. The Company will continue to be traded under the symbol “SGBI,” and the Company intends to remain current in its Security and Exchange Commission public reporting requirements following the transfer to the Pink Market.

Item 6 – Exhibits

1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of September 30, 2022 and the audited balance sheet as of June 30, 2022, the unaudited condensed consolidated Statements of Operations for the three-month period ended September 30, 2022 and 2021, the unaudited condensed consolidated Statements of Stockholder’s Deficit three-month period ended September 30, 2022 and 2021, and the unaudited condensed consolidated Statements of Cash Flows for the three-month period ended September 30, 2022 and 2021, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: November 10, 2022

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer