Form 10-Q
period 2022-12-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2023-02-07
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

                                                                                                            Yes ☐       No [X]

As of February 10, 2023, there were 209,955,598 shares of the issuer's Common Stock, no par value, issued and 209,901,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2022

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

Our unaudited condensed consolidated balance sheet as of December 31, 2022, and the audited consolidated balance sheet as of June 30, 2022, our unaudited condensed consolidated statements of operations and comprehensive loss for the three and six-month period ended December 31, 2022, and 2021, our unaudited condensed consolidated statements of stockholders’ deficit for the three and six-month periods  ended December 31, 2022, and 2021 and our unaudited condensed consolidated statements of cash flows for the six-month period ended December 31, 2022, and 2021 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2022	2022
	(unaudited)
CURRENT ASSETS

Cash	$9,315	$30,469
Accounts receivable, net	13,521	13,312
Prepaid expenses and other assets	4,355	11,822
Tax refunds receivable	1,359	1,979
Note receivable, related party	15,918	10,127

Total Current Assets	44,468	67,709

Property and equipment, net	1	358
Operating lease right-of-use asset	54,587	62,721

TOTAL ASSETS	$99,056	$130,788

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$155,680	$128,385
Accrued interest - related party	82,960	72,365
Current portion of note payable	11,902	11,290
Notes payable - related party	724,055	707,696
Current portion of operating lease liability	16,168	15,883

Total Current Liabilities	990,765	935,619

Operating lease liability, net of current portion	34,412	41,228
Note payable, net of current portion	43,989	48,898
Total long-term Liabilities	78,401	90,126

Total Liabilities	1,069,166	1,025,745

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 209,955,598 and 209,955,598 shares issued and 209,901,842 and 209,901,842 shares outstanding respectively	33,124,956	33,124,956
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	99,852	96,600
Accumulated deficit	(38,033,682)	(37,954,625)
Total stockholders' deficit	(314,933)	(239,128)
Non-controlling interest	(655,177)	(655,829)

Total Stockholders' Deficit	(970,110)	(894,957)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,056	$130,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

REVENUES
License revenues	$10,627	$22,172	$51,656	$40,732
TOTAL REVENUES	10,627	22,172	51,656	40,732

OPERATING EXPENSES
Research and development	1,656	1,672	3,999	4,499
Professional fees	27,683	28,847	70,557	72,609
General and administrative	8,602	11,160	20,445	26,472
Depreciation and amortization	173	195	344	397
Total Operating Expenses	38,114	41,874	95,345	103,977

OPERATING LOSS	(27,487)	(19,702)	(43,689)	(63,245)

Gain on foreign exchange	(70,766)	14,253	(24,570)	34,586
Interest expense	(5,086)	(4,712)	(10,146)	(9,419)
Total other income (loss)	(75,852)	9,541	(34,716)	25,167

NET LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(103,339)	(10,161)	(78,405)	(38,078)

Provision for income taxes	-	-	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(103,339)	(10,161)	(78,405)	(38,078)

Less: Net loss attributable to non-controlling interest	1,050	76	(652)	1,084

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(102,289)	$(10,085)	(79,057)	(36,994)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(5,268)	(441)	3,252	(933)

COMPREHENSIVE LOSS	$(108,607)	$(10,602)	(75,153)	(39,011)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	209,955,598	203,355,598	209,955,598	207,771,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended December 31, 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance October 1, 2022	209,955,598	33,124,956	4,513,328	(19,387)	105,120	(654,127)	(37,931,393)	(861,503)

Currency translation adjustment	-	-	-	-	(5,268)	-	-	(5,268)

Net income (loss)	-	-	-	-	-	(1,050)	(102,289)	(103,339)

Balance December 31, 2022	209,955,598	$33,124,956	$4,513,328	$(19,387)	$99,852	$(655,177)	$(38,033,682)	(970,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Six-Month Period Ended December 31, 2022

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2022	209,955,598	33,124,956	4,513,328	(19,387)	96,600	(655,829)	(37,954,625)	(894,957)

Currency translation adjustment	-	-	-	-	3,252	-	-	3,252

Net income (loss)	-	-	-	-	-	652	(79,057)	(78,405)

Balance December 31, 2022	209,955,598	$33,124,956	$4,513,328	$(19,387)	$99,852	$(655,177)	$(38,033,682)	(970,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended December 31, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance October 1, 2021	207,955,598	33,100,043	4,513,328	(19,387)	89,178	(652,805)	(37,922,224)	(891,867)

Currency translation adjustment	-	-	-	-	(441)	-	-	(441)

Net income (loss)	-	-	-	-	-	(76)	(10,085)	(10,161)

Balance December 31, 2021	207,955,598	$33,100,043	$4,513,328	$(19,387)	$88,737	$(652,881)	$(37,932,309)	(902,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Six-Month Period Ended December 31, 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2021	206,955,598	33,088,176	4,513,328	(19,387)	89,670	(651,797)	(37,895,315)	(875,325)

Common stock issued for cash	1,000,000	11,867	-	-	-	-	-	11,867

Currency translation adjustment	-	-	-	-	(933)	-	-	(933)

Net income (loss)	-	-	-	-	-	(1,084)	(36,994)	(38,078)

Balance December 31, 2021	207,955,598	$33,100,043	$4,513,328	$(19,387)	$88,737	$(652,881)	$(37,932,309)	(902,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,405)	$(38,078)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	344	397
Foreign currency exchange transactions	24,570	(34,586)
Amortization of right-of-use asset	9,053	(9,394)
Changes in operating assets and liabilities
Trade accounts receivable	93	(10,905)
Prepaid expenses and other current assets	7,471	(18,941)
Tax refunds receivable	628	2,240
Accounts payable and accrued expenses	14,788	5,878
Related party advances	(5,248)	5,840
Related party accounts payable	13,333	8,112
Operating lease liability	(7,416)	11,093
Net Cash Used in Operating Activities	(20,789)	(78,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	-	46,445
Proceeds from common stock issued for cash	-	11,867
Repayment of note payable	(5,373)	-
Net Cash Provided by Financing Activities	(5,373)	58,312

EFFECTS OF EXCHANGE RATES ON CASH	5,008	(1,464)

NET CHANGES IN CASH	(21,154)	(21,496)
CASH AT BEGINNING OF PERIOD	30,469	29,768

CASH AT END OF PERIOD	$9,315	$8,272

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,678	$-

NON - CASH INVESTING AND FINANCING ACTIVITIES
Initial Right of use operating lease assets	$-	$24,764
Initial Right of operating liabilities	$-	$13,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022 and June 30, 2022

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2022. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended December 31, 2022, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023.

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

December 31, 2022 and June 30, 2022

(Unaudited)

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

Exchanges rates used for the preparation of the consolidated balance sheet as of December 31, 2022, and June 30, 2022, and our unaudited consolidated statements of operations for the six-month periods ended December 31, 2022 and 2021, were calculated as follows:

as of December 31, 2022	0.932250
as of December 31, 2021	0.878975
July 1, 2022 through December 31, 2022	0.986978
July 1, 2021 through December 31, 2021	0.861343

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other Income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $38,033,682 as of December 31, 2022. The Company incurred a net loss before non-controlling interest of $78,405 for the six-months ended December 31, 2022 and used cash in operating activities of $20,789 during the same six-months ended December 31, 2022. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 31, 2022 and June 30, 2022

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable. The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the six-month period ended December 31, 2022, and 2021, the Company recognized bad debt expense in the amounts of $0 and $0, respectively

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2022, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

December 31, 2022 and June 30, 2022

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

The company has signed a leasing contract for a new automobile with a term of 36 months with monthly leasing installments of 338 Euros ($363) and an initial deposit of 9,189 Euros ($9,857) in May 2021. The automobile was delivered in August 2021. The leasing contract that expired in May 2021 was continued until the new automobile was delivered.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2022:

Minimum Lease Payments Under Operating Leases
	Office	Automotive	Total
Year ending June 30,
2023	6,337	2,178	8,515
2024	12,788	4,357	17,145
2025	13,019	363	13,382
Thereafter	13,255	-	13,255

Total Operating Lease Obligations	$45,399	6,898	52,297

Less: Amount representing imputed interest	$(1,603)	(114)	(1,717)
Present Value of minimum lease payments	$43,796	6,784	50,580

Weighted average discount rate	2%
Weighted average remaining term	3.24	years

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022 and June 30, 2022

(Unaudited)

License Agreement

Pursuant to the contracts dated May 2, 2018, and November 11, 2018, between Sangui GmbH and Sangui KG, respectively, and a former contractor, Sangui KG grants that contractor a license fee on the license income received by Sangui for his previous services as a co-inventor. The license fee is 10% analogously to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

NOTE 4 – DEBT

Notes Payable Related Parties

As of December 31, 2022, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	107,267	5%	41,020	June 30, 2022
December 12, 2017	25,000	26,817	2%	2,711	on demand
January 19, 2018	25,000	26,817	2%	2,655	on demand
March 13, 2018	25,000	26,817	2%	2,577	on demand
July 16, 2018	25,000	26,817	2%	2,394	on demand
September 10, 2018	25,000	26,817	2%	2,311	on demand
October 04, 2018	25,000	26,817	2%	2,276	on demand
December 27, 2018	25,000	26,817	2%	2,153	on demand
January 21, 2019	15,000	16,090	2%	1,270	on demand
February 26, 2019	25,000	26,817	2%	2,063	on demand
March 20, 2019	25,000	26,817	2%	2,031	on demand
April 08, 2019	20,000	21,453	2%	1,602	on demand
May 09, 2019	30,000	32,180	2%	2,349	on demand
June 21, 2019	30,000	32,180	2%	2,273	on demand
September 17, 2019	20,000	21,453	2%	1,412	on demand
October 04, 2019	20,000	21,453	2%	1,392	on demand
October 30, 2019	20,000	21,453	2%	1,361	on demand
January 08, 2020	10,000	10,727	2%	639	on demand
February 20, 2020	10,000	10,727	2%	614	on demand
March 06, 2020	15,000	16,090	2%	908	on demand
April 01, 2020	10,000	10,727	2%	590	on demand
May 05, 2020	15,000	16,090	2%	855	on demand
June 10, 2020	10,000	10,727	2%	549	on demand
July 27, 2020	10,000	10,727	2%	521	on demand
September 07, 2020	10,000	10,727	2%	497	on demand
September 21, 2020	10,000	10,727	2%	488	on demand
October 09, 2020	15,000	16,090	2%	717	on demand
December 03, 2020	10,000	10,727	2%	446	on demand
January 05, 2021	10,000	10,727	2%	426	on demand
February 11, 2021	10,000	10,727	2%	404	on demand
March 17, 2021	10,000	10,727	2%	384	on demand
July 29, 2021	10,000	10,727	2%	306	on demand
October 04, 2021	20,000	21,453	2%	533	on demand
December 01, 2021	10,000	10,727	2%	232	on demand

Total	675,000	724,055		82,959

On July 29, 2021, October 04, 2021, and December 01, 2021, a Company Director advanced amounts totaling 40,000 Euros ($42,907 as of December 31, 2022) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of December 31, 2022, all notes issued have total interest accrued of $82,959.

Interest expense for the six-month period ended December 31, 2022, and 2021 was $8,428 and $9,418, respectively.

On October 04, 2022, Company Director advanced 13,000 Euros ($12,720) to the Company. The loan was due on demand, accrue interest annually at 2% and was unsecured and repaid in December 2022. As of December 31, 2022, interest of 31Euros ($31) has been accrued.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022 and June 30, 2022

(Unaudited)

Notes Payable

On March 25, 2022, the Company entered into a note for 60,000 Euros ($64,360) and accrues interest annually at 6.0%.  Interest and principal will be repaid in 60 equal monthly installments of 1,160 Euros starting at the end of April 2022. The last installment is due on March 31, 2027. The loan is secured by the assignment of future receivables from the license agreement relating to the wound spray. The remaining debt as of December 31, 2022, is 52,104 Euros ($55,890). Interest expense for the six-month period ended December 31, 2022 was $1,678.

On July 01, 2021, the Company received a loan of 1,733 Euros ($1,859) from a third party. The interest rate is 1.0% p.a. The capital and accrued interest are to be repaid on June 30, 2023. The loan is unsecured.

As of December 31, 2022, interest of 26 Euros ($28) has been accrued. Interest expense for the six-month period ended December 31, 2022, and 2021 was $9 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no-par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of December 31, 2022, and June 30, 2022, the Company had 209,955,598 and 209,955,598 shares of common stock issued and 209,901,842 and 209,901,842 shares outstanding, respectively.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is recorded at $19,387 as of December 31, 2022.

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

Pursuant to the contracts dated May 2, 2018 and November 11, 2018, between Sangui GmbH and Sangui KG, respectively, and a former contractor Sangui KG grants that contractor a license fee on the license income received by Sangui for his previous services as a co-inventor. The license fee is 10% similar to the remuneration regulation of the German Law on Employee Inventions (ArbnErfG).

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

FINANCIAL POSITION

During the six-months ended December 31, 2022, our total assets decreased $31,732 from $130,788 on June 30, 2022 to $99,056 on December 31, 2022. An increase in note receivables, related party of $5,791 compensated by a decrease in operating lease right-of-use assets of $ 8,134, a decrease of prepaid expenses and other assets of $7,467 and a decrease of cash of $ 21,154 from June 30, 2022 to December 31, 2022 were primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance notes payables from related parties and third parties. Our stockholders’ deficit increased by $75,153 from ($894,957) on June 30, 2022 to ($970,110) on December 31, 2022. The primary factor behind this was net loss attributable to common stockholders of $79,057.

RESULTS OF OPERATIONS

For the three-month and six-month periods December 31, 2022, and 2021:

REVENUES – Revenues reported were $10,627 and $22,172 for the three-months ended December 31, 2022 and 2021 respectively. For the six-months ended December 31, 2022, and 2021 revenues reported were $51,656 and $40,732. The decrease of $11,545 and the increase of $10,924 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

RESEARCH AND DEVELOPMENT– Research and development expenses decreased by $16 to $1,656 from $1,672 for the three-month periods ending December 31, 2022, and 2021. Research and development expenses decreased $500 to $3,999 in the first six-months of our 2022 financial year from $4,499 in the comparable period of the previous year. The development is mainly attributed to fees for patents.

GENERAL AND ADMINISTRATIVE AND PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees decreased $3,722 to $36,285 during the three-months ended December 31, 2022, from $40,007 in the respective period of the previous year mainly due to lower of costs for cars. Accumulated general and administrative expenses and professional fees decreased $8,079 to $91,002 in the six-month period ended December 31, 2022, from $99,081 in the respective period of the previous year mainly due to lower of costs for cars.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $ $344 and $397 for the six-months ended December 31, 2022 and 2021 respectively.

GAIN/LOSS ON FOREIGN EXCHANGE - The three-month period ended December 31, 2022 shows losses on foreign exchange of $ -70,766 compared to gains of $ 14,253 during the respective period of the previous year, hence a change of $85,019. The six-month period ended December 31, 2022, shows losses on foreign exchange of $24,570 compared to gains of $34,586 during the respective period of the previous year, hence a change of $59,156. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - Interest expenses for the three-month period ended December 31, 2022 and 2021 increased by $374 to $5,086 from $4,712. For the six-months ended December 31, 2022 and 2021, interest expense increased by $727 to $10,146 from $9,419. The increases relate to the increases of interest-bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to $102,289 compared to a loss of $,10,085 for the three-months ended December 31, 2022 and 2021 and  increased to loss of  $79,057 compared to a loss of $36,994 for the six-months ended December 31, 2022 and 2021 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $103,339 or $(0.00) per common share, for the three-months ended December 31, 2022, compared to $10,161 or $(0.00) per common share, during the comparable period in our 2021 financial year. Our consolidated net loss before non-controlling interest was $78,405 or $(0.00) per common share, for the six-months ended December 31, 2022, compared to a net loss of  $38,078 or $(0.00) per common share, during the comparable period in our 2022 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the six-months ended December 31, 2022, net cash used in operating activities decreased $57,555 to ($20,789), compared to ($78,344) in the corresponding period of the previous year. This is mainly due effects of foreign currency exchange transactions and trade accounts receivable partially compensated by to an increase net loss in the reporting period.

We had a working capital deficit of approximately $946,297 on December 31, 2022, an increase of approximately $78,387 from June 30, 2022.

On December 31, 2022, compared to June 30, 2022, we had cash of $9,315 compared to $30,469, prepaid expenses and other assets of $4,355 compared to $11,822 and accounts receivable of $13,521 compared $13,312. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

1.           Financial Statements.  The unaudited condensed consolidated Balance Sheet of Sangui Biotech International, Inc. as of December 31, 2022 and the audited balance sheet as of June 30, 2022, the unaudited condensed consolidated Statements of Operations for the six-month period ended December 31, 2022 and 2021, the unaudited condensed consolidated Statements of Stockholder’s Deficit six-month period ended December 31, 2022 and 2021, and the unaudited condensed consolidated Statements of Cash Flows for the six-month period ended December 31, 2022 and 2021, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: February 10, 2023

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer