Form 10-Q
period 2023-03-31
SANGUI BIOTECH INTERNATIONAL INC
filed 2023-05-12
CIK 1104280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Yes ☐       No [X]

As of May 12, 2023, there were 209,955,598 shares of the issuer's Common Stock, no par value, issued and 209,901,842 shares outstanding.

SANGUI BIOTECH INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2023

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

Our unaudited condensed consolidated balance sheet as of March 31, 2023, and the audited consolidated balance sheet as of June 30, 2022, our unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine-month period ended March 31, 2023, and 2022, our unaudited condensed consolidated statements of stockholders’ deficit for the three and nine-month periods  ended March 31, 2023, and 2022 and our unaudited condensed consolidated statements of cash flows for the nine-month period ended March 31, 2023, and 2022 are attached hereto.

SANGUI BIOTECH INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2023	2022
	(unaudited)
CURRENT ASSETS

Cash	$6,984	$30,469
Accounts receivable, net	22,619	13,312
Prepaid expenses and other assets	3,674	11,822
Tax refunds receivable	-	1,979
Note receivable, related party	5,431	10,127

Total Current Assets	38,708	67,709

Property and equipment, net	-	358
Operating lease right-of-use asset	50,396	62,721

TOTAL ASSETS	$89,104	$130,788

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$176,347	$128,385
Tax payable	57	-
Accrued interest - related party	88,432	72,365
Current portion of note payable	12,234	11,290
Notes payable - related party	733,241	707,696
Current portion of operating lease liability	16,512	15,883

Total Current Liabilities	1,026,823	935,619

Operating lease liability, net of current portion	30,647	41,228
Note payable, net of current portion	41,419	48,898
Total long-term Liabilities	72,066	90,126

Total Liabilities	1,098,889	1,025,745

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	$-	$-
Common stock, no par value; 250,000,000 shares authorized 209,955,598 and 209,955,598 shares issued and 209,901,842 and 209,901,842 shares outstanding respectively	33,124,956	33,124,956
Additional paid-in capital	4,513,328	4,513,328
Treasury stock, at cost	(19,387)	(19,387)
Accumulated other comprehensive income	98,645	96,600
Accumulated deficit	(38,071,873)	(37,954,625)
Total stockholders' deficit	(354,331)	(239,128)
Non-controlling interest	(655,454)	(655,829)

Total Stockholders' Deficit	(1,009,785)	(894,957)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89,104	$130,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

REVENUES
License revenues	$18,697	$17,954	$70,353	$58,686

TOTAL REVENUES	18,697	17,954	70,353	58,686

OPERATING EXPENSES
Research and development	808	1,979	4,807	6,478
Professional fees	30,567	32,312	101,124	104,921
General and administrative	10,178	11,921	30,623	38,393
Depreciation and amortization	7	192	351	589
Total Operating Expenses	41,560	46,404	136,905	150,381

OPERATING LOSS	(22,863)	(28,450)	(66,552)	(91,695)

OTHER INCOME (EXPENSE)
Gain (Loss) on foreign exchange	(10,413)	21,790	(34,983)	56,376
Interest expense	(5,192)	(4,562)	(15,338)	(13,981)
Loss on Settlement on accounts payable	-	(4,254)	-	(4,254)
Total other income (loss)	(15,605)	12,974	(50,321)	38,141

NET LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(38,468)	(15,476)	(116,873)	(53,554)

Provision for income taxes	-	-	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(38,468)	(15,476)	(116,873)	(53,554)

Less: Net loss attributable to non-controlling interest	277	614	(375)	1,698

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(38,191)	$(14,862)	$(117,248)	$(51,856)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,207)	1,123	2,045	190

COMPREHENSIVE LOSS	$(39,675)	$(14,353)	$(114,828)	$(53,364)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	209,955,598	203,355,598	209,955,598	208,604,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended March 31, 2023
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance January 1, 2023	209,955,598	33,124,956	4,513,328	(19,387)	99,852	(655,177)	(38,033,682)	(970,110)

Currency translation adjustment	-	-	-	-	(1,207)	-	-	(1,207)

Net income (loss)	-	-	-	-	-	(277)	(38,191)	(38,468)

Balance March 31, 2023	209,955,598	33,124,956	4,513,328	(19,387)	98,645	(655,454)	(38,071,873)	(1,009,785)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Nine-Month Period Ended March 31, 2023

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2022	209,955,598	33,124,956	4,513,328	(19,387)	96,600	(655,829)	(37,954,625)	(894,957)

Currency translation adjustment	-	-	-	-	2,045	-	-	2,045

Net income (loss)	-	-	-	-	-	375	(117,248)	(116,873)

Balance March 31, 2023	209,955,598	33,124,956	4,513,328	(19,387)	98,645	(655,454)	(38,071,873)	(1,009,785)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Three-Month Period Ended March 31, 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income (Loss)	Interest	Deficit	Total

Balance January 1, 2022	207,955,598	33,100,043	4,513,328	(19,387)	88,737	(652,881)	(37,932,309)	(902,469)

Common shares issued for Cash	1,616,556	16,478	-	-	-	-	-	16,478

Common stock issued to settle accounts payable	383,444	8,435	-	-	-	-	-	8,435

Currency translation adjustment	-	-	-	-	1,123	-	-	1,123

Net income (loss)	-	-	-	-	-	(614)	(14,862)	(15,476)

Balance March 31, 2022	209,955,598	33,124,956	4,513,328	(19,387)	89,860	(653,495)	(37,947,171)	(891,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
Nine-Month Period Ended March 31, 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	controlling	Accumulated
	Shares	Amount	Capital	Stock	Income	Interest	Deficit	Total

Balance, July 1, 2021	206,955,598	33,088,176	4,513,328	(19,387)	89,670	(651,797)	(37,895,315)	(875,325)

Common stock issued for cash	2,616,556	28,345	-	-	-	-	-	28,345

Common stock issued to settle accounts payable	383,444	8,435	-	-	-	-	-	8,435

Currency translation adjustment	-	-	-	-	190	-	-	190

Net income (loss)	-	-	-	-	-	(1,698)	(51,856)	(53,554)

Balance March 31, 2022	209,955,598	33,124,956	4,513,328	(19,387)	89,860	(653,495)	(37,947,171)	(891,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,873)	$(53,554)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	351	589
Loss on settlement of debt	-	4,182
Foreign currency exchange transactions	28,817	(55,573)
Amortization of right-of-use asset	13,867	(13,436)
Changes in operating assets and liabilities
Trade accounts receivable	(8,390)	(6,282)
Prepaid expenses and other current assets	8,224	(16,767)
Tax refunds receivable	1,949	1,890
Accounts payable and accrued expenses	40,759	10,016
Related party advances	4,812	(2,097)
Related party accounts payable	17,365	11,872
Operating lease liability	(11,419)	16,041
Net Cash Used in Operating Activities	(20,538)	(103,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	-	46,445
Proceeds from common stock issued for cash	-	28,345
Repayment of note payable	(8,276)	68,865
Net Cash Provided by Financing Activities	(8,276)	143,655

EFFECTS OF EXCHANGE RATES ON CASH	5,329	(2,687)

NET CHANGES IN CASH	(23,485)	37,849
CASH AT BEGINNING OF PERIOD	30,469	29,768

CASH AT END OF PERIOD	$6,984	$67,617

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,503	$-

NON - CASH INVESTING AND FINANCING ACTIVITIES
Initial Right of use operating lease assets	$-	$24,110
Initial Right of operating liabilities	$-	$13,563
Common Stock issued for settle accounts payables	$-	$8,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023 and June 30, 2022

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and rules of the Securities Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended June 30, 2022. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. At the present time, it is not clear how long this crisis will last and what extent it will take. The highest priority for the Company is the health of employees and business partners. The Company’s main product is affected by the restrictions currently in place around the world. The global restrictions drastically limit our sales activities. Therefore, the license revenue the Company anticipated is not, and for the foreseeable future, will not be received at the levels as planned. The Company is in close contact with its licensee who is responsible for all distribution. Both the Company and its licensee assume that the desired growth of sales will be resumed after the pandemic has been overcome and restrictions are lessened. Prior to the pandemic, the Company had essentially been financed through the sale of shares or by loans from related parties. These financing options are still available to the Company during the COVID-19 crisis. Based on current COVID-19 trends, the United States Department of Health and Human Services is planning for the federal Public Health Emergency for COVID-19, declared under Section 319 of the Public Health Service Act, to expire at the end of the day on May 11, 2023.

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

March 31, 2023 and June 30, 2022

(Unaudited)

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

Exchanges rates used for the preparation of the consolidated balance sheet as of March 31, 2023, and June 30, 2022, and our unaudited consolidated statements of operations for the nine-month periods ended March 31, 2023 and 2022, were calculated as follows:

as of March 31, 2023	0.920570
as of March 31, 2022	0.902405
July 1, 2022 through March 31, 2023	0.968496
July 1, 2021 through March 31, 2022	0.871273

The Company accounts for the transactions denominated in foreign currencies in the Parent Company’s books as transaction gains (losses) recognized in Other Income.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $38,071,873 as of March 31, 2023. The Company incurred a net loss before non-controlling interest of $116,873 for the nine-months ended March 31, 2023 and used cash in operating activities of $20,538 during the same nine-months ended March 31, 2023. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from issuance of the financial statements. The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, is not able to collect its outstanding receivables, or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company maintains its cash in bank accounts in Germany. Cash and cash equivalents include time deposits for which the Company has no requirements for compensating balances. The Company has not experienced any losses in its uninsured bank accounts.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023 and June 30, 2022

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

Trade Accounts Receivable

Accounts receivable are reflected at estimated net realizable value. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes a loss is probable. The reserve estimate includes consideration of such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses which exceeded the specific reserves the Company had established. For the nine-month period ended March 31, 2023, and 2022, the Company recognized bad debt expense in the amounts of $0 and $0, respectively.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share give effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2023, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023 and June 30, 2022

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

The company has signed a leasing contract for an automobile with a term of 36 months with monthly leasing installments of 338 Euros ($367) and an initial deposit of 9,189 Euros ($9,982) in May 2021. The automobile was delivered in August 2021.

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023 and June 30, 2022

(Unaudited)

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2023:

Minimum Lease Payments Under Operating Leases
	Office	Automotive	Total
Year ending June 30,
2022	-	-	-
2023	3,209	1,103	4,312
2024	12,951	4,412	17,363
2025	13,184	368	13,552
Thereafter	13,422	-	13,422

Total Operating Lease Obligations	$42,766	5,883	$48,649

Less: Amount representing imputed interest	$(1,407)	(83)	$(1,490)
Present Value of minimum lease payments	$41,359	5,800	$47,159

Weighted average discount rate	2%
Weighted average remaining term	3.01	years

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

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023 and June 30, 2022

(Unaudited)

NOTE 4 – DEBT

Notes Payable Related Parties

As of March 31, 2023, the Company had outstanding the following loans payable due to a Company Director:

Date	Loan amount in EURO	Loan amount converted into USD	Interest rate	Interest in USD	Due
March 06, 2015	100,000	108,628	5%	42,880	June 30, 2022
December 12, 2017	25,000	27,157	2%	2,879	on demand
January 19, 2018	25,000	27,157	2%	2,823	on demand
March 13, 2018	25,000	27,157	2%	2,744	on demand
July 16, 2018	25,000	27,157	2%	2,558	on demand
September 10, 2018	25,000	27,157	2%	2,475	on demand
October 04, 2018	25,000	27,157	2%	2,439	on demand
December 27, 2018	25,000	27,157	2%	2,314	on demand
January 21, 2019	15,000	16,294	2%	1,366	on demand
February 26, 2019	25,000	27,157	2%	2,223	on demand
March 20, 2019	25,000	27,157	2%	2,190	on demand
April 08, 2019	20,000	21,726	2%	1,730	on demand
May 09, 2019	30,000	32,589	2%	2,539	on demand
June 21, 2019	30,000	32,589	2%	2,462	on demand
September 17, 2019	20,000	21,726	2%	1,537	on demand
October 04, 2019	20,000	21,726	2%	1,517	on demand
October 30, 2019	20,000	21,726	2%	1,486	on demand
January 08, 2020	10,000	10,863	2%	701	on demand
February 20, 2020	10,000	10,863	2%	676	on demand
March 06, 2020	15,000	16,294	2%	1,000	on demand
April 01, 2020	10,000	10,863	2%	651	on demand
May 05, 2020	15,000	16,294	2%	946	on demand
June 10, 2020	10,000	10,863	2%	610	on demand
July 27, 2020	10,000	10,863	2%	582	on demand
September 07, 2020	10,000	10,863	2%	557	on demand
September 21, 2020	10,000	10,863	2%	548	on demand
October 09, 2020	15,000	16,294	2%	806	on demand
December 03, 2020	10,000	10,863	2%	505	on demand
January 05, 2021	10,000	10,863	2%	485	on demand
February 11, 2021	10,000	10,863	2%	463	on demand
March 17, 2021	10,000	10,863	2%	443	on demand
July 29, 2021	10,000	10,863	2%	363	on demand
October 04, 2021	20,000	21,726	2%	646	on demand
December 01, 2021	10,000	10,863	2%	288	on demand

Total	675,000	733,241		88,432

On July 29, 2021, October 04, 2021, and December 01, 2021, a Company Director advanced amounts totaling 40,000 Euros ($43,451 as of March 31, 2023) to the Company. The loans are due on demand, accrue interest annually at 2% and are unsecured.

As of March 31, 2023, all notes issued have total interest accrued of $88,432.

Interest expense for the nine-month period ended March 31, 2023, and 2022 was $12,789 and $13,980, respectively.

On October 04, 2022, Company Director advanced 13,000 Euros ($12,720) to the Company. The loan was due on demand, accrue interest annually at 2% and was unsecured and repaid in December 2022. As of March 31, 2023,

SANGUI BIOTECH INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023 and June 30, 2022

(Unaudited)

interest of 31Euros ($31) has been accrued.

Notes payable

On March 25, 2022, the Company entered into a note for 60,000 Euros ($65,177) and accrues interest annually at 6.0%.  Interest and principal will be repaid in 60 equal monthly installments of 1,160 Euros starting at the end of April 2022. The last installment is due on March 31, 2027. The loan is secured by the assignment of future receivables from the license agreement relating to the wound spray. The remaining debt as of March 31, 2023, is 49,392 Euros ($53,654). Interest expense for the nine-month period ended March 31, 2023 was $2,503.

On July 01, 2021, the Company received a loan of 1,733 Euros ($1,883) from a third party. The interest rate is 1.0% p.a. The capital and accrued interest are to be repaid on June 30, 2023. The loan is unsecured.

As of March 31, 2023, interest of 26 Euros ($28) has been accrued. Interest expense for the nine-month period ended March 31, 2023, and 2022 was $9 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICT

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock. No preferred stock has been issued to date. The authorized preferred shares are non-voting and the Board of Directors has not designated any liquidation value or dividend rates.

Common Stock – The Company is authorized to issue 250,000,000 shares of no-par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. As of March 31, 2023, and June 30, 2022, the Company had 209,955,598 and 209,955,598 shares of common stock issued and 209,901,842 and 209,901,842 shares outstanding, respectively.

Treasury Stock - The Company holds 53,756 of its common stock as treasury stock, which is recorded at $19,387 as of March 31, 2023.

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

FINANCIAL POSITION

During the nine-months ended March 31, 2023, our total assets decreased $41,684 from $130,788 on June 30, 2022 to $89,104 on March 31, 2023. A decrease of cash of $4,696, a decrease in operating lease right-of-use assets of $ 12,325 and decrease of prepaid expenses and other assets of $8,148 partly compensated by an increase of accounts receivable of $9,307 from June 30, 2022 to March 31, 2023 were primarily responsible for the decrease in the total assets.

We funded our operations primarily through our existing cash reserves and cash received from the issuance notes payables from related parties and third parties. Our stockholders’ deficit increased by $114,828 from ($894,957) on June 30, 2022 to ($1,009,785) on March 31, 2023. The primary factor behind this was net loss attributable to common stockholders of $117,248.

RESULTS OF OPERATIONS

For the three-month and nine-month periods March 31, 2023, and 2022:

REVENUES – Revenues reported were $18,697 and $17,954 for the three-months ended March 31, 2023 and 2022 respectively. For the nine-months ended March 31, 2023, and 2022 revenues reported were $70,353 and $58,686. The increase of $743 and the increase of $11,667 can be traced back to the development in royalties from the licensing agreement with Mölnlycke Heath Care GmbH.

RESEARCH AND DEVELOPMENT– Research and development expenses decreased by $1,171 to $808 from $1,979 for the three-month periods ending March 31, 2023, and 2022. Research and development expenses decreased $1,671 to $4,807 in the first nine-months of our 2022 financial year from $6,478 in the comparable period of the previous year. The development is mainly attributed to fees for patents.

GENERAL AND ADMINISTRATIVE AND PROFESSIONAL FEES – The combined accumulated general and administrative expenses and professional fees decreased $3,488 to $40,745 during the three-months ended March 31, 2023, from $44,233 in the respective period of the previous year mainly due to lower of costs for listing shares. Accumulated general and administrative expenses and professional fees decreased $11,567 to $131,747 in the nine-month period ended March 31, 2023, from $143,314 in the respective period of the previous year mainly due to lower of costs for cars and stock listing.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization were $7 and $192 for the three-months ended March 31, 2023 and 2022 respectively. For the nine-months ended March 31, 2023 and 2022 depreciation and amortization were $351 and $589.

GAIN/LOSS ON FOREIGN EXCHANGE - The three-month period ended March 31, 2023 shows losses on foreign exchange of $10,413 compared to gains of $21,790 during the respective period of the previous year, hence a change of $32,203. The nine-month period ended March 31, 2023, shows losses on foreign exchange of $34,983 compared to gains of $56,376 during the respective period of the previous year, hence a change of $91,359. The change is mainly due to the revaluation of notes payables denominated in Euros at the end of each period.

INTEREST EXPENSE - Interest expenses for the three-month period ended March 31, 2023 and 2022 increased by $630 to $5,192 from $4,562. For the nine-months ended March 31, 2023 and 2022, interest expense increased by $1,357 to $15,338 from $13,981. The increases mainly relate to the increases of interest-bearing debt financing.

NET LOSS - As a result of the above factors, the net loss attributed to common shareholders increased to $38,191 compared to a loss of $14,862 for the three-months ended March 31, 2023 and 2022 and  increased to loss of  $117,248 compared to a loss of $51,856 for the nine-months ended March 31, 2023 and 2022 respectively. The loss per share for both periods was $(0.00).

Our consolidated net loss before non-controlling interest was $38,468 or $(0.00) per common share, for the three-months ended March 31, 2023, compared to $15,476 or $(0.00) per common share, during the comparable period in our 2022 financial year. Our consolidated net loss before non-controlling interest was $116,873 or $(0.00) per common share, for the nine-months ended March 31, 2023, compared to a net loss of  $53,554 or $(0.00) per common share, during the comparable period in our 2022 financial year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended March 31, 2023, net cash used in operating activities decreased $82,581 to ($20,538), compared to ($103,119) in the corresponding period of the previous year. This is mainly due effects of foreign currency exchange transactions and trade accounts receivable partially compensated by to an increase net loss in the reporting period.

We had a working capital deficit of approximately $988,115 on March 31, 2023, an increase of approximately $120,205 from June 30, 2022.

On March 31, 2023, compared to June 30, 2022, we had cash of $6,984 compared to $30,469, prepaid expenses and other assets of $3,674 compared to $11,822 and accounts receivable of $22,619 compared to $13,312. We will need substantial additional funding to fulfill our business plan and we intend to explore financing sources for our future development activities.  No assurance can be given that these efforts will be successful.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

    None.

Item 5 - Other Information

None.

Item 6 – Exhibits

 1.           Financial Statements.  The unaudited condensed consolidated balance sheet as of March 31, 2023, and the audited consolidated balance sheet as of June 30, 2022, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine-month period ended March 31, 2023, and 2022, the unaudited condensed consolidated statements of stockholders’ deficit for the three and nine-month periods  ended March 31, 2023, and 2022 and the unaudited condensed consolidated statements of cash flows for the nine-month period ended March 31, 2023, and 2022 together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: May 12, 2023

/s/ Thomas Striepe

By: Thomas Striepe

Chief Executive Officer and Principal Financial Officer